Form 10-Q
period 2019-03-31
Tortoise Acquisition Corp.
filed 2019-05-13
CIK 1759631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-38823

TORTOISE ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-2538002
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

11550 Ash Street, Suite 300 Leawood, KS	66211
(Address of Principal Executive Offices)	(Zip Code)

(913) 981-1020

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒*

* The registrant became subject to such requirements on February 27, 2019, and it has filed all reports so required since that date.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	SHLL.U	New York Stock Exchange
Class A common stock, par value $0.0001 per share	SHLL	New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	SHLL WS	New York Stock Exchange

As of May 8, 2019, 23,300,917 shares of Class A common stock, par value $0.0001 per share, and 5,825,230 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

TORTOISE ACQUISITION CORP.

Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TORTOISE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$1,416,892	$—
Prepaid expenses	308,013	—
Total current assets	1,724,905	—
Investments held in Trust Account	233,399,676	—
Deferred offering costs associated with initial public offering	—	400,143
Total assets	$235,124,581	$400,143

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$31,809	$10,804
Accrued expenses	161,853	303,500
Note payable to Sponsor	—	61,430
Accrued franchise tax	50,000	—
Accrued income tax	71,506	—
Total current liabilities	315,168	375,734
Deferred legal fees associated with initial public offering	150,000	—
Deferred underwriting commissions associated with initial public offering	8,128,108	—
Total liabilities	8,593,276	375,734

Commitments:
Class A common stock, $0.0001 par value; 22,153,130 and -0- shares subject to possible redemption at $10.00 per share as of March 31, 2019 and December 31, 2018, respectively	221,531,300	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,147,787 and -0- shares issued and outstanding (excluding 22,153,130 and -0- shares subject to possible redemption) as of March 31, 2019 and December 31, 2018, respectively	115	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,825,230 and 6,468,750 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively(1)(2)	583	647
Additional paid-in capital	4,806,974	24,353
Retained earnings (accumulated deficit)	192,333	(591)
Total stockholders’ equity	5,000,005	24,409
Total Liabilities and Stockholders’ Equity	$235,124,581	$400,143

(1)	Share amounts have been retroactively restated to reflect the stock dividend of 718,750 shares of Class B common stock in February 2019 (see Note 4).

(2)	Share amounts include up to 843,750 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On March 4, 2019, the underwriters partially exercised their over-allotment option and on March 7, 2019, the underwriters waived the remainder of their over-allotment option. In connection therewith, the Sponsor forfeited 643,520 shares of Class B common stock for cancellation by the Company.

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For The Three Months Ended
March 31, 2019
General and administrative expenses	$66,076
Administrative expenses - related party	10,000
Franchise tax expense	50,000
Loss from operations	(126,076)
Investment income from investments held in Trust Account	390,506
Income before income tax expense	264,430
Income tax expense	71,506
Net income	$192,924

Weighted average shares outstanding of Class A common stock	23,300,917
Basic and diluted net income per share, Class A	$0.01
Weighted average shares outstanding of Class B common stock	5,825,230
Basic and diluted net income per share, Class B	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2019
	Common Stock				Additional	Retained earnings	Total
	Class A		Class B (1)(2)		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances - December 31, 2018	—	$—	6,468,750	$647	$24,353	$(591)	$24,409
Sale of units in initial public offering, gross	23,300,917	2,330	—	—	233,006,840	—	233,009,170
Offering costs	—	—	—	—	(13,355,381)	—	(13,355,381)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	6,660,183	—	6,660,183
Forfeiture of Class B common stock	—	—	(643,520)	(64)	64	—	—
Common stock subject to possible redemption	(22,153,130)	(2,215)	—	—	(221,529,085)	—	(221,531,300)
Net income	—	—	—	—	—	192,924	192,924
Balances - March 31, 2019 (unaudited)	1,147,787	$115	5,825,230	$583	$4,806,974	$192,333	$5,000,005

(1)	Share amounts have been retroactively restated to reflect the stock dividend of 718,750 shares of Class B common stock in February 2019 (see Note 4).

(2)	Share amounts include up to 843,750 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On March 4, 2019, the underwriters partially exercised their over-allotment option and on March 7, 2019, the underwriters waived the remainder of their over-allotment option. In connection therewith, the Sponsor forfeited 643,520 shares of Class B common stock for cancellation by the Company.

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For The Three Months Ended
March 31, 2019
Cash Flows from Operating Activities:
Net income	$192,924
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by Sponsor	4,218
Investment income from investments held in Trust Account	(390,506)
Changes in operating assets and liabilities:
Prepaid expenses	(55,213)
Accounts payable	31,218
Accrued expenses	76,853
Accrued franchise tax	50,000
Accrued income tax	71,506
Net cash used in operating activities	(19,000)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(233,009,170)
Net cash used in investing activities	(233,009,170)

Cash Flows from Financing Activities:
Gross proceeds received from initial public offering	233,009,170
Proceeds received from sale of private placement warrants	6,660,183
Repayment of note payable to Sponsor	(579,658)
Offering costs paid	(4,644,633)
Net cash provided by financing activities	234,445,062

Net increase in cash	1,416,892

Cash - beginning of the period	—
Cash - end of the period	$1,416,892

Supplemental Disclosure of Noncash Activities:
Reduction of accounts payable paid by Sponsor included in note payable	$10,213
Offering costs included in accrued expenses	$85,000
Offering costs included in note payable	$250,997
Deferred underwriting commissions associated with the initial public offering	$8,128,108
Deferred legal fees associated with the initial public offering	$150,000
Prepaid expenses included in note payable	$252,800
Value of common stock subject to possible redemption	$221,531,300

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Description of Organization and Business Operations

Organization and General

Tortoise Acquisition Corp. (the “Company”) was incorporated in Delaware on November 7, 2018. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of March 31, 2019, the Company had not commenced any operations. All activity for the period from November 7, 2018 (date of inception) to March 31, 2019 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

Sponsor and Initial Public Offering

The Company’s sponsor is Tortoise Sponsor LLC, a Delaware limited liability company (the “Sponsor”). As described in Note 3, on March 4, 2019, the Company consummated the Initial Public Offering of 23,300,917 of its units (the “Units”), including 800,917 Units that were issued pursuant to the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of approximately $233.0 million. As described in Note 4, on March 4, 2019, simultaneously with the closing of the Initial Public Offering, Tortoise Borrower LLC, a Delaware limited liability company and an affiliate of the Sponsor (“Tortoise Borrower”), purchased an aggregate of 6,660,183 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per warrant, generating gross proceeds to the Company of approximately $6.66 million (the “Private Placement”).

The Company intends to finance its Initial Business Combination with proceeds from the Initial Public Offering, the Private Placement, the private placement of forward purchase securities (described in Note 5), and from additional issuances, if any, of the Company’s capital stock, debt or a combination of the foregoing.

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, approximately $233.0 million was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The proceeds held in the Trust Account are invested only in U.S. government securities with a maturity of 180 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, except for the withdrawal of interest to pay franchise and income taxes, none of the funds held in the Trust Account (including the interest earned on the funds in the Trust Account) will be released from the Trust Account until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units sold in the Initial Public Offering (the “Public Shares”) that have been properly tendered in connection with a stockholder vote seeking to amend the Company’s amended and restated certificate of incorporation to affect the substance or timing of its obligation to redeem 100% of such Public Shares if it has not consummated an Initial Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”); or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within the Combination Period. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an Initial Business Combination. The New York Stock Exchange (the “NYSE”) rules require that the Initial Business Combination occur with one or more target businesses that together have a fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting discounts and commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. There is no assurance that the Company will be able to successfully effect an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek stockholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their Public Shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its franchise and income taxes, or (ii) provide stockholders the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its franchise and income taxes. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or allow stockholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under NYSE rules. If the Company seeks stockholder approval, it will complete its Initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Initial Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its Public Shares and the related Initial Business Combination, and instead would search for an alternate Initial Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a stockholder will have the right to redeem such holder’s Public Shares for an amount in cash equal to such holder’s pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its franchise and income taxes. As a result, such Public Shares are recorded as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Notwithstanding the foregoing, the Company’s amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming their shares with respect to more than an aggregate of 20% or more of the shares of Class A common stock sold in the Initial Public Offering, without the prior consent of the Company.

The Sponsor, Tortoise Borrower, the Company’s officers and directors and Atlas Point Energy Infrastructure Fund, LLC (“Atlas Point Fund”) (collectively, the “Initial Stockholders”) agreed not to propose an amendment to the amended and restated certificate of incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete an Initial Business Combination, unless the Company provides the public stockholders the opportunity to redeem their shares of Class A common stock in conjunction with any such amendment.

Pursuant to the Company’s amended and restated certificate of incorporation, if the Company is unable to complete an Initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Initial Stockholders have entered into a letter agreement with the Company, pursuant to which they agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within the Combination Period. However, if any of the Initial Stockholders acquire shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the Combination Period.

In the event of a liquidation, dissolution or winding up of the Company after an Initial Business Combination, the Company’s stockholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the common stock. The Company’s stockholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the common stock, except that the Company will provide its stockholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes, upon the completion of the Initial Business Combination, subject to the limitations described herein.

Commencing April 22, 2019, holders of the Units were permitted to elect to separately trade the shares of Class A common stock and Warrants (as defined below) included in the Units. No fractional shares will be issued upon separation of the Units and only whole Warrants will trade.

Liquidity

As of March 31, 2019, the Company had approximately $1.4 million in cash in its operating account and approximately $391,000 of investment income in the Trust Account available to pay franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses).

Through March 31, 2019, the Company’s liquidity needs have been satisfied through a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (as defined below and described in Note 4) to the Sponsor, an approximately $580,000 loan from the Sponsor pursuant to an unsecured promissory note (the “Note”), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note to the Sponsor in full on March 29, 2019.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of the consummation of an Initial Business Combination or one year from this filing. Over this time period, the Company will use these funds for payment of general and administrative expenses as well as expenses associated with identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses and structuring, negotiating and consummating the Initial Business Combination.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the prospectus filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2019 and the audited balance sheet filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2019.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Income (Loss) Per Share of Common Stock

The Company’s condensed statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Basic and diluted net income per share of Class A common stock for the three months ended March 31, 2019 is calculated by dividing the investment income earned on the investments held in the Trust Account of approximately $391,000, net of funds available to be withdrawn from the Trust Account for payment of taxes, resulting in a total of approximately $193,000, by the weighted average shares of Class A common stock outstanding for the period. Basic and diluted net income per share of Class B common stock for the three months ended March 31, 2019 is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate 18,310,641 shares of Class A common stock in the calculation of diluted loss per share, since inclusion would be anti-dilutive under the treasury stock method as of March 31, 2019.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the federal depository insurance coverage of $250,000. As of March 31, 2019 and December 31, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risk on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets.

Fair Value Measurements

FASB ASC 820, “Fair Value Measurements and Disclosures,” defines fair value and requires disclosures on fair value measurements. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

FASB ASC 825, “Financial Instruments,” requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value. As of March 31, 2019 and December 31, 2018, the recorded values of cash, prepaid expenses, accounts payable and accrued expenses approximate the fair values due to the short-term nature of the instruments.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of expenses during the reporting period. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheet, which management considered in formulating its estimate, could change due to one or more future confirming events. Actual results could differ from estimates.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of expenses incurred in connection with preparation of the Initial Public Offering. These expenses, together with the underwriting discounts and commissions, were charged to equity upon completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying value amount of redeemable shares of Class A common stock shall be affected by charges against additional paid-in capital. Accordingly, as of March 31, 2019, 22,153,130 shares of Class A common stock subject to conditional redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed balance sheets carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income during the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2019 or December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

As of March 31, 2019 and December 31, 2018, the Company had gross deferred tax assets related to federal and state net operating loss carryforwards for income tax purposes of approximately $120 and $16,000, respectively. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. Any limitation may result in expiration of a portion of the net operating loss before utilization.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets as of March 31, 2019 and December 31, 2018.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on the Company’s condensed financial statements.

3. Initial Public Offering

The Company sold 23,300,917 Units in the Initial Public Offering, including 800,917 Units that were issued pursuant to the underwriters’ partial exercise of their over-allotment option, at a price of $10.00 per Unit, generating gross proceeds of approximately $233.0 million, and incurring offering costs of approximately $13.36 million, inclusive of approximately $8.13 million in deferred underwriting commissions.

Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant (each, a “Warrant” and, collectively, the “Warrants”). Each whole Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. No fractional shares will be issued upon separation of the Units and only whole Warrants will trade. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s Initial Business Combination and 12 months from the closing of the Initial Public Offering and will expire five years after the completion of the Company’s Initial Business Combination or earlier upon redemption or liquidation. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole, but not in part, at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last reported sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sent the notice of redemption to the warrantholders.

Of the Units sold in the Initial Public Offering, an aggregate of 77,750 Units (the “Affiliated Units”) were purchased by certain employees of affiliates of the Company.

4. Related Party Transactions

Founder Shares

In November 2018, the Sponsor paid $25,000 in offering expenses on behalf of the Company in exchange for the issuance of 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”), or approximately $0.004 per share. In February 2019, the Company effected a stock dividend of 718,750 shares of Class B common stock, resulting in the Sponsor holding an aggregate of 6,468,750 Founder Shares (up to 843,750 shares of which were subject to forfeiture to the extent the underwriters did not exercise their over-allotment option). On March 4, 2019, the underwriters partially exercised their over-allotment option and on March 7, 2019, the underwriters waived the remainder of their over-allotment option. In connection therewith, the Sponsor forfeited 643,520 Founder Shares for cancellation by the Company. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the shares of Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares are shares of Class B common stock which automatically convert into shares of Class A common stock at the time of the Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below.

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the Initial Business Combination and (ii) subsequent to the Initial Business Combination, (a) if the last reported sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the consummation of the Initial Business Combination, or (b) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Concurrently with the closing of the Initial Public Offering, Tortoise Borrower purchased an aggregate of 6,660,183 Private Placement Warrants at a price of $1.00 per warrant, generating gross proceeds of approximately $6.66 million, in the Private Placement. Each Private Placement Warrant is exercisable for one share of the Company’s Class A common stock at an exercise price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Initial Business Combination is not completed within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by Tortoise Borrower or its permitted transferees.

Tortoise Borrower agreed, subject to limited exceptions, not to transfer, assign or sell any of its Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

Note Payable to Sponsor

On November 7, 2018, the Sponsor agreed to loan the Company funds to cover expenses related to the Initial Public Offering pursuant to the Note. This Note was non-interest bearing and payable on the earlier of 180 days and the closing of the Initial Public Offering. The Company borrowed approximately $580,000 under the Note, and repaid the Note in full on March 29, 2019.

Administrative Services Agreement

Pursuant to an Administrative Services Agreement between the Company and the Sponsor, dated February 27, 2019 (the “Administrative Services Agreement”), the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the agreement will terminate. The Company incurred $10,000 for expenses in connection with the Administrative Services Agreement for the three months ended March 31, 2019, which is reflected in the accompanying condensed statement of operations. On March 29, 2019, the Sponsor assigned all of its rights, interests and obligations under the Administrative Services Agreement to Tortoise Capital Advisors, L.L.C.

5. Commitments & Contingencies

Forward Purchase Agreement

The Company entered into an amended and restated forward purchase agreement (the “Forward Purchase Agreement”) with Atlas Point Fund, pursuant to which Atlas Point Fund, which is a fund managed by CIBC National Trust but is not affiliated with the Company or the Sponsor, agreed to purchase up to an aggregate maximum amount of $150,000,000 of either (i) a number of units (the “Forward Purchase Units”), consisting of one share of Class A common stock (the “Forward Purchase Shares”) and one-half of one redeemable warrant (the “Forward Purchase Warrants”), for $10.00 per unit or (ii) a number of Forward Purchase Shares for $9.67 per share (such Forward Purchase Shares valued at $9.67 per share or the Forward Purchase Units, as the case may be, the “Forward Purchase Securities”), in a private placement that will close simultaneously with the closing of the Initial Business Combination. The Forward Purchase Warrants will have the same terms as the Warrants and the Forward Purchase Shares will be identical to the shares of Class A common stock included in the Units sold in the Initial Public Offering, except the Forward Purchase Shares and the Forward Purchase Warrants will be subject to transfer restrictions and certain registration rights. The proceeds from the sale of the Forward Purchase Securities may be used as part of the consideration to the sellers in the Initial Business Combination, and any excess funds may be used for the working capital needs of the post-transaction company. This agreement is independent of the percentage of stockholders electing to redeem their Public Shares and may provide the Company with an increased minimum funding level for the Initial Business Combination. The Forward Purchase Agreement is subject to conditions, including Atlas Point Fund giving the Company its irrevocable written consent to purchase the Forward Purchase Securities no later than five days after the Company notifies it of the Company’s intention to meet to consider entering into a definitive agreement for a proposed Initial Business Combination. Atlas Point Fund may grant or withhold its consent to the purchase entirely within its sole discretion. Accordingly, if Atlas Point Fund does not consent to the purchase, it will not be obligated to purchase the Forward Purchase Securities.

Registration Rights

The holders of the Founder Shares, the Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, if any, (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans) will be entitled to registration rights pursuant to a registration rights agreement entered into on February 27, 2019 (the “Registration Rights Agreement”). The holders of these securities are entitled to make up to three demands, excluding short-form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an Initial Business Combination. However, the Registration Rights Agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,375,000 additional Units to cover any over-allotments at the Initial Public Offering price of $10.00 per Unit, less the underwriting discounts and commissions. On March 4, 2019, the underwriters partially exercised their over-allotment option to purchase 800,917 additional Units, and on March 7, 2019, the underwriters notified the Company of their intent to waive the remainder of their over-allotment option.

The underwriters were entitled to an underwriting discount for each Unit sold in the Initial Public Offering, except for the Affiliated Units. An aggregate of approximately $4.64 million (or $0.20 per Unit), was paid to the underwriters upon the closing of the Initial Public Offering. An additional fee of approximately $8.13 million (or $0.35 per Unit), will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

Deferred Legal Fees Associated with the Initial Public Offering

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer half of their fees until the closing of the Initial Business Combination. As of March 31, 2019, the Company recorded an aggregate of $150,000 in connection with such arrangement as deferred legal fees in the accompanying condensed balance sheets.

6. Stockholders’ Equity

Class A Common Stock

The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. No Class A common stock was issued or outstanding as of December 31, 2018. As of March 31, 2019, there were 23,300,917 shares of Class A common stock issued and outstanding, including 22,153,130 shares of Class A common stock subject to conditional redemption.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote per share of Class B common stock. In November 2018, the Company issued 5,750,000 shares of Class B common stock. In February 2019, the Company effected a stock dividend of 718,750 shares of Class B common stock. As of March 4, 2019, there were 6,468,750 shares of Class B common stock outstanding (up to 843,750 shares of which were subject to forfeiture to the extent the underwriters did not exercise their over-allotment option). On March 4, 2019, the underwriters partially exercised their over-allotment option to purchase 800,917 additional Units. On March 7, 2019, the underwriters waived the remainder of their over-allotment option and in connection therewith, the Sponsor forfeited 643,520 shares of Class B common stock for cancellation by the Company. As of March 31, 2019 and December 31, 2018, there were 5,825,230 and 6,468,750 shares of Class B common stock outstanding, respectively.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law or stock exchange rule; provided that only holders of Class B common stock have the right to vote on the election of the Company’s directors prior to the Initial Business Combination.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the Initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (excluding the Forward Purchase Securities and any shares or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Warrants

The Warrants will become exercisable on the later of (i) 30 days after the completion of the Initial Business Combination or (ii) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of the Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Warrants. The Company will use its best efforts to cause the same to become effective, but in no event later than 60 business days after the closing of the Initial Business Combination, and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company’s Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Warrants will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by Tortoise Borrower or Tortoise Borrower’s permitted transferees. If the Private Placement Warrants are held by someone other than Tortoise Borrower or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants.

The exercise price and number of shares of Class A common stock issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a share capitalization, or recapitalization, reorganization, merger or consolidation. In addition, if the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the Initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the Newly Issued Price.

The Company may call the Warrants for redemption for cash (except with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per Warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrantholders.

Commencing 90 days after the Warrants become exercisable, the Company may redeem the outstanding Warrants (including both the Warrants and the Private Placement Warrants) in whole and not in part, at a price equal to a number of shares of Class A common stock to be determined by reference to the table set forth in the Company’s prospectus relating to the Initial Public Offering based on the redemption date and the “fair market value” of the Company’s Class A common stock, upon a minimum of 30 days’ prior written notice of redemption and if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted per share splits, share dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrantholders. The “fair market value” of the Company’s Class A common stock is the average last reported sale price of the Company’s Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Warrants.

If the Company calls the Warrants for redemption for cash, management will have the option to require all holders that wish to exercise the Warrants to do so on a “cashless basis,” as described in the warrant agreement. Additionally, in no event will the Company be required to net cash settle any Warrants. If the Company is unable to complete the Initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such Warrants. Accordingly, the Warrants may expire worthless.

7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2019
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$233,399,676	$—	$—

As of March 31, 2019, the investments held in the Trust Account were held in marketable securities.

8. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 8, 2019. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we,” “us,” “our” or the “Company” are to Tortoise Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the proceeds from the sale of the forward purchase securities being available to us;

●	the trust account not being subject to claims of third parties; or

●	our financial performance in the future.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under the heading “Risk Factors” in our other U.S. Securities and Exchange Commission (the “SEC”) filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). On March 4, 2019 (the “IPO Closing Date”), we completed our initial public offering (the “Initial Public Offering”) of 23,300,917 units (the “Units”), including 800,917 Units that were issued pursuant to the underwriters’ partial exercise of their over-allotment option. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of approximately $233.0 million. We incurred offering costs of approximately $13.36 million, inclusive of approximately $8.13 million in deferred underwriting commissions.

On March 4, 2019, simultaneously with the consummation of the Initial Public Offering, we completed the private sale (the “Private Placement”) of 6,660,183 private placement warrants at a purchase price of $1.00 per warrant (the “Private Placement Warrants”) to Tortoise Borrower, LLC, a Delaware limited liability company (“Tortoise Borrower”) and an affiliate of Tortoise Sponsor LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds to us of approximately $6.66 million.

Approximately $233.0 million of the net proceeds from the Initial Public Offering and the Private Placement has been deposited in a trust account established for the benefit of our public stockholders (the “Trust Account”).

Our certificate of incorporation provides that, other than the withdrawal of interest to pay franchise and income taxes, none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units sold in the Initial Public Offering (the “Public Shares”) that have been properly tendered in connection with a stockholder vote to amend our certificate of incorporation to affect the substance or timing of our obligation to redeem 100% of such Public Shares if we have not consummated an Initial Business Combination within 24 months from the closing of the Initial Public Offering; or (iii) the redemption of 100% of the Public Shares if we are unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering, or March 4, 2021 (the “Combination Period”). The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

In connection with the Initial Public Offering, Atlas Point Energy Infrastructure Fund, LLC (“Atlas Point Fund”), which is a fund managed by CIBC National Trust but is not affiliated with us or our Sponsor, entered into an amended and restated forward purchase agreement (the “Forward Purchase Agreement”) with us that provides for the purchase by Atlas Point Fund of up to an aggregate maximum amount of $150,000,000 of either (i) a number of units (the “Forward Purchase Units”), consisting of one share of Class A common stock (the “Forward Purchase Shares”) and one-half of one redeemable warrant (the “Forward Purchase Warrants”), for $10.00 per unit or (ii) a number of Forward Purchase Shares for $9.67 per share (such Forward Purchase Shares valued at $9.67 per share or the Forward Purchase Units, as the case may be, the “Forward Purchase Securities”), in a private placement that will close simultaneously with the closing of our Initial Business Combination. The Forward Purchase Agreement is subject to conditions, including Atlas Point Fund giving us its irrevocable written consent to purchase the Forward Purchase Securities no later than five days after we notify Atlas Point Fund of our intention to meet to consider entering into a definitive agreement for a proposed Initial Business Combination. Atlas Point Fund may grant or withhold its consent to the purchase entirely within its sole discretion. Accordingly, if Atlas Point Fund does not consent to the purchase, it will not be obligated to purchase the Forward Purchase Securities.

We are currently in the process of locating suitable targets for an Initial Business Combination. We intend to effectuate an Initial Business Combination using cash from the proceeds of the Initial Public Offering, the Private Placement, the private placement of Forward Purchase Securities, and from additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt. We are pursuing acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. From time to time, we may enter into non-binding letters of intent, but we are currently not subject to any definitive merger or acquisition (or similar) agreement with respect to any business combination. However, we cannot assure you that we will identify any suitable target candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.

Results of Operations

We have neither engaged in any significant operations nor generated any operating revenue to date. Our only activities from inception through the IPO Closing Date related to our formation and the Initial Public Offering. Although we have not generated operating revenue, we have generated non-operating income in the form of investment income from investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company, as well as costs in the pursuit of our acquisition plans.

For the three months ended March 31, 2019, we had net income of approximately $193,000, which consisted of approximately $391,000 in investment income, offset by approximately $76,000 in general and administrative expenses, $50,000 in franchise tax expense and approximately $72,000 in income tax expense.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial sale of shares of Class B common stock (the “Founder Shares”), par value $0.0001 per share, to our Sponsor. Additionally, our Sponsor advanced funds totaling $580,000 pursuant to an unsecured promissory note (the “Note”) to cover administrative and offering expenses. On March 29, 2019, we repaid the Note in full. Subsequent to the IPO Closing Date, our liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account.

As of March 31, 2019, we had approximately $1.4 million in our operating account and approximately $391,000 of investment income earned from investments held in the Trust Account that may be released to us to pay our franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses).

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of the Initial Business Combination or one year from this filing. Over this time period, these funds will be used for payment of general and administrative expenses as well as expenses associated with identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses and structuring, negotiating and consummating the Initial Business Combination.

Related Party Transactions

Founder Shares

In November 2018, our Sponsor paid $25,000 in offering expenses on our behalf in exchange for the issuance of 5,750,000 Founder Shares. In February 2019, we effected a stock dividend of 718,750 Founder Shares, resulting in our Sponsor holding an aggregate of 6,468,750 Founder Shares (up to 843,750 shares of which were subject to forfeiture to the extent the underwriters did not exercise their over-allotment option). On March 4, 2019, the underwriters partially exercised their over-allotment option and on March 7, 2019, the underwriters waived the remainder of their over-allotment option. In connection therewith, our Sponsor forfeited 643,520 Founder Shares for cancellation by us. The Founder Shares are identical to the shares of Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares are shares of Class B common stock which automatically convert into shares of Class A common stock at the time of the Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below.

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the Initial Business Combination and (ii) subsequent to the Initial Business Combination, (a) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the consummation of the Initial Business Combination, or (b) the date on which we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Simultaneously with the consummation of the Initial Public Offering, we completed the Private Placement of the Private Placement Warrants to Tortoise Borrower, generating gross proceeds of approximately $6.66 million. Each Private Placement Warrant is exercisable for one share of the Company’s Class A common stock at an exercise price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Initial Business Combination is not completed within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by Tortoise Borrower or its permitted transferees.

Tortoise Borrower agreed, subject to limited exceptions, not to transfer, assign or sell any of its Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

Note Payable to Our Sponsor

On November 7, 2018, our Sponsor agreed to loan us funds to cover expenses related to the Initial Public Offering pursuant to the Note. This Note was non-interest bearing and payable on the earlier of 180 days and the closing of the Initial Public Offering. The Company borrowed approximately $580,000 under the Note, and repaid the Note in full on March 29, 2019.

Administrative Services Agreement

Pursuant to an Administrative Services Agreement between us and our Sponsor dated February 27, 2019 (the “Administrative Services Agreement”), we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and administrative support. Upon completion of the Initial Business Combination or our liquidation, the agreement will terminate. We incurred $10,000 for expenses in connection with the Administrative Services Agreement for the three months ended March 31, 2019, which is reflected in the accompanying condensed statement of operations. On March 29, 2019, our Sponsor assigned all of its rights, interests and obligations under the Administrative Services Agreement to Tortoise Capital Advisors, L.L.C.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our final prospectus filed with the SEC on March 1, 2019 and with the audited balance sheet included as an exhibit to our Current Report on Form 8-K filed with the SEC on March 8, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of March 31, 2019, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 27, 2019, we entered into an Administrative Services Agreement pursuant to which we have agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and administrative support. Upon completion of the Initial Business Combination or our liquidation, the agreement will terminate. On March 29, 2019, our Sponsor assigned all of its rights, interests and obligations under the Administrative Services Agreement to Tortoise Capital Advisors, L.L.C.

The underwriters of the Initial Public Offering were entitled to underwriting discounts and commissions of 5.5%, of which 2.0% (approximately $4.64 million) was paid at the closing of the Initial Public Offering and 3.5% (approximately $8.13 million) was deferred. The deferred underwriting discounts and commissions will become payable to the underwriters upon the consummation of the Initial Business Combination and will be paid from the amounts held in the Trust Account. The underwriters are not entitled to any interest accrued on the deferred underwriting discounts and commissions.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the JOBS Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting and Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the IPO Closing Date or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The net proceeds from the Initial Public Offering and the Private Placement held in the Trust Account are invested only in U.S. government securities with a maturity of 180 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

As of March 31, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on March 1, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

In November 2018, our Sponsor purchased 5,750,000 Founder Shares for $25,000, or approximately $0.004 per share. The Founder Shares will automatically convert into shares of our Class A common stock at the time of the Initial Business Combination. In February 2019, we effected a stock dividend of 718,750 shares of our Class B common stock, resulting in our Sponsor holding an aggregate of 6,468,750 Founder Shares (up to 843,750 shares of which were subject to forfeiture to the extent the underwriters did not exercise their over-allotment option). On March 4, 2019, the underwriters partially exercised their over-allotment option and on March 7, 2019, the underwriters waived the remainder of their over-allotment option. In connection therewith, our Sponsor forfeited 643,520 Founder Shares for cancellation by us. On February 27, 2019, our Sponsor transferred 1,265,625 Founder Shares to Tortoise Borrower. On March 4, 2019, Tortoise Borrower transferred 1,265,625 Founder Shares to Atlas Point Fund pursuant to the Forward Purchase Agreement and our Sponsor transferred 40,000 Founder Shares to each of our independent directors. The Founder Shares were issued in connection with our organization pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneously with the consummation of the Initial Public Offering, Tortoise Borrower purchased from us an aggregate of 6,660,183 Private Placement Warrants in the Private Placement (for a purchase price of approximately $6.66 million). Each Private Placement Warrant entitles the holder thereof to purchase one share of our Class A common stock at an exercise price of $11.50 per share. The sale of the Private Placement Warrants was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On the IPO Closing Date, we consummated the Initial Public Offering of 23,300,917 Units, including 800,917 Units that were issued pursuant to the underwriters’ partial exercise of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of approximately $233.0 million.

On March 4, 2019, simultaneously with the consummation of the Initial Public Offering, we completed the private sale of 6,660,183 Private Placement Warrants at a purchase price of $1.00 per warrant to Tortoise Borrower, generating gross proceeds to us of approximately $6.66 million.

Barclays Capital Inc., Goldman Sachs & Co. LLC and UBS Securities LLC served as underwriters for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-229537) (the “Registration Statement”). The SEC declared the Registration Statement effective on February 27, 2019.

From November 7, 2018 (date of inception) through the IPO Closing Date, we incurred approximately $13.36 million for costs and expenses related to the Initial Public Offering. In connection with the closing of the Initial Public Offering, we paid a total of approximately $4.64 million in underwriting discounts and commissions. In addition, the underwriters agreed to defer approximately $8.13 million in underwriting discounts and commissions, which amount will be payable upon consummation of the Initial Business Combination. Prior to the closing of the Initial Public Offering, our Sponsor advanced us $580,000 to be used for a portion of the expenses of the Initial Public Offering. On March 29, 2019, a total of $580,000 was repaid to our Sponsor out of the $1,000,000 of proceeds from our Initial Public Offering that were allocated for the payment of offering expenses other than underwriting discounts and commissions. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus filed with the SEC on March 1, 2019.

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $8.13 million, which amount will be payable upon consummation of the Initial Business Combination) and offering expenses, the total net proceeds from our Initial Public Offering and the Private Placement were approximately $234.4 million, of which approximately $233.0 million (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Tortoise Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on March 5, 2019).

3.2	Bylaws of Tortoise Acquisition Corp. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-229537) filed with the SEC on February 6, 2019).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-229537) filed with the SEC on February 6, 2019).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-229537) filed with the SEC on February 6, 2019).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-229537) filed with the SEC on February 6, 2019).

4.4	Warrant Agreement, dated February 27, 2019, between Tortoise Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on March 5, 2019).

10.1	Letter Agreement, dated February 27, 2019, among Tortoise Acquisition Corp., its officers and directors, Tortoise Sponsor LLC, Tortoise Borrower LLC and Atlas Point Energy Infrastructure Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on March 5, 2019).

10.2	Investment Management Trust Agreement, dated February 27, 2019, between Tortoise Acquisition Corp. and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on March 5, 2019).

10.3	Registration Rights Agreement, dated February 27, 2019, among Tortoise Acquisition Corp., its officers and directors, Tortoise Sponsor LLC, Tortoise Borrower LLC and Atlas Point Energy Infrastructure Fund, LLC (incorporated by refence to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on March 5, 2019).

10.4	Administrative Services Agreement, dated February 27, 2019, between Tortoise Acquisition Corp. and Tortoise Sponsor LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on March 5, 2019).

10.5	Private Placement Warrants Purchase Agreement, dated February 27, 2019, between Tortoise Acquisition Corp. and Tortoise Borrower LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on March 5, 2019).

10.6	Amended and Restated Forward Purchase Agreement, dated February 6, 2019, among Tortoise Acquisition Corp., Tortoise Sponsor LLC and Atlas Point Energy Infrastructure Fund, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-229537) filed with the SEC on February 6, 2019).

10.7	Promissory Note, dated November 7, 2018, issued to Tortoise Sponsor LLC by Tortoise Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-229537) filed with the SEC on February 6, 2019).

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on March 5, 2019).

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of May, 2019.

TORTOISE ACQUISITION CORP.

/s/ Vincent T. Cubbage
Name:	Vincent T. Cubbage
Title:	President and Chief Executive Officer (Principal Executive Officer)

/s/ Connie Savage
Name:	Connie Savage
Title:	Chief Financial Officer (Principal Financial Officer)