Form 10-Q
period 2019-09-30
Tortoise Acquisition Corp.
filed 2019-11-12
CIK 1759631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, 23,300,917 shares of Class A common stock, par value $0.0001 per share, and 5,825,230 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

TORTOISE ACQUISITION CORP.

Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TORTOISE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$1,016,141	$-
Prepaid expenses	228,522	-
Total current assets	1,244,663	-
Investments held in Trust Account	235,275,101	-
Deferred offering costs associated with initial public offering	-	400,143
Total assets	$236,519,764	$400,143

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$11,707	$10,804
Accrued expenses	-	303,500
Note payable to Sponsor	-	61,430
Accrued franchise tax	150,000	-
Total current liabilities	161,707	375,734
Deferred legal fees associated with initial public offering	150,000	-
Deferred underwriting commissions associated with initial public offering	8,128,108	-
Total liabilities	8,439,815	375,734

Commitments
Class A common stock, $0.0001 par value; 22,307,994 and -0- shares subject to possible redemption at $10.00 per share as of September 30, 2019 and December 31, 2018, respectively	223,079,940	-

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2019 and December 31, 2018	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 992,923 and -0- shares issued and outstanding (excluding 22,307,994 and -0- shares subject to possible redemption) as of September 30, 2019 and December 31, 2018, respectively	99	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,825,230 and 6,468,750 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	583	647	(1)(2)
Additional paid-in capital	3,258,350	24,353
Retained earnings (accumulated deficit)	1,740,977	(591)
Total stockholders' equity	5,000,009	24,409
Total Liabilities and Stockholders' Equity	$236,519,764	$400,143

(1)	Share amounts have been retroactively restated to reflect the stock dividend of 718,750 shares of Class B common stock in February 2019 (see Note 4).

(2)	Share amounts include up to 843,750 shares of Class B common stock that were subject to forfeiture to the extent the over-allotment option was not exercised in full or in part by the underwriters. On March 4, 2019, the underwriters partially exercised their over-allotment option and on March 7, 2019, the underwriters waived the remainder of their over-allotment option. In connection therewith, the Sponsor forfeited 643,520 shares of Class B common stock for cancellation by the Company.

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended	For The Nine Months Ended
	September 30, 2019	September 30, 2019
General and administrative expenses	$124,082	$343,498
Administrative expenses - related party	30,000	70,000
Franchise tax expense	50,000	150,000
Loss from operations	(204,082)	(563,498)
Investment income from investments held in Trust Account	1,181,406	2,877,931
Income before income tax expense	977,324	2,314,433
Income tax expense	237,595	572,865
Net income	$739,729	$1,741,568

Weighted average shares outstanding of Class A common stock	23,300,917	23,300,917
Basic and diluted net income per share, Class A	$0.04	$0.09
Weighted average shares outstanding of Class B common stock	5,825,230	5,825,230
Basic and diluted net income per share, Class B	$(0.03)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the nine months ended September 30, 2019
	Common Stock				Additional	Retained earnings	Total
	Class A		Class B (1)(2)		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances - December 31, 2018	-	$-	6,468,750	$647	$24,353	$(591)	$24,409
Sale of units in initial public offering, gross	23,300,917	2,330	-	-	233,006,840	-	233,009,170
Offering costs	-	-	-	-	(13,355,381)	-	(13,355,381)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	6,660,183	-	6,660,183
Forfeiture of Class B common stock	-	-	(643,520)	(64)	64	-	-
Common stock subject to possible redemption	(22,153,130)	(2,215)	-	-	(221,529,085)	-	(221,531,300)
Net income	-	-	-	-	-	192,924	192,924
Balances - March 31, 2019 (unaudited)	1,147,787	$115	5,825,230	$583	$4,806,974	$192,333	$5,000,005
Common stock subject to possible redemption	(80,891)	(8)	-	-	(808,902)	-	(808,910)
Net income	-	-	-	-	-	808,915	808,915
Balances - June 30, 2019 (unaudited)	1,066,896	$107	5,825,230	$583	$3,998,072	$1,001,248	$5,000,010
Common stock subject to possible redemption	(73,973)	(8)	-	-	(739,722)	-	(739,730)
Net income	-	-	-	-	-	739,729	739,729
Balances - September 30, 2019 (unaudited)	992,923	$99	5,825,230	$583	$3,258,350	$1,740,977	$5,000,009

(1)	Share amounts have been retroactively restated to reflect the stock dividend of 718,750 shares of Class B common stock in February 2019 (see Note 4).

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

TORTOISE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For The Nine Months Ended
September 30, 2019
Cash Flows from Operating Activities:
Net income	$1,741,568
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by Sponsor	4,218
Investment income from investments held in Trust Account	(2,877,931)
Changes in operating assets and liabilities:
Prepaid expenses	24,278
Accounts payable	11,116
Accrued expenses	(85,000)
Accrued franchise tax	150,000
Net cash used in operating activities	(1,031,751)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(233,009,170)
Interest released from Trust Account	612,000
Net cash used in investing activities	(232,397,170)

Cash Flows from Financing Activities:
Gross proceeds received from initial public offering	233,009,170
Proceeds received from sale of private placement warrants	6,660,183
Repayment of note payable to Sponsor	(579,658)
Offering costs paid	(4,644,633)
Net cash provided by financing activities	234,445,062

Net increase in cash	1,016,141

Cash - beginning of the period	-
Cash - end of the period	$1,016,141

Supplemental disclosure of noncash activities:
Reduction of accounts payable paid by Sponsor included in note payable	$10,213
Offering costs included in accrued expenses	$85,000
Offering costs included in note payable	$250,997
Deferred underwriting commissions associated with the initial public offering	$8,128,108
Deferred legal fees associated with the initial public offering	$150,000
Prepaid expenses included in note payable	$252,800
Value of common stock subject to possible redemption	$223,079,940

Supplemental cash flow disclosure:
Cash paid for income taxes	$612,000

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

As of September 30, 2019, the Company had not commenced any operations. All activity for the period from November 7, 2018 (date of inception) to September 30, 2019 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

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

Liquidity

As of September 30, 2019, the Company had approximately $1.0 million in cash in its operating account and approximately $2.3 million of investment income in the Trust Account available to pay franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses).

Through September 30, 2019, the Company’s liquidity needs have been satisfied through a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (as defined below and described in Note 4) to the Sponsor, an approximately $580,000 loan from the Sponsor pursuant to an unsecured promissory note (the “Note”), the net proceeds from the consummation of the Private Placement not held in the Trust Account and an aggregate of $612,000 of interest income released from the Trust Account since inception to fund tax obligations. The Company repaid the Note to the Sponsor in full on March 29, 2019.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Net Income (Loss) Per Share of Common Stock

The Company’s unaudited condensed statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Basic and diluted net income per share of Class A common stock for the three and nine months ended September 30, 2019 is calculated by dividing the investment income earned on the investments held in the Trust Account (approximately $1.2 million and $2.9 million, respectively, net of funds available to be withdrawn from the Trust Account for payment of taxes, resulting in a total of approximately $894,000 and $2.2 million, respectively), by the weighted average shares of Class A common stock outstanding for the periods. Basic and diluted net income per share of Class B common stock for the three and nine months ended September 30, 2019 is calculated by dividing the net income, less income attributable to Class A common stock, by the weighted average number of shares of Class B common stock outstanding for the period.

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate 18,310,641 shares of Class A common stock in the calculation of diluted loss per share, since inclusion would be anti-dilutive under the treasury stock method as of September 30, 2019.

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

FASB ASC 825, “Financial Instruments,” requires all entities to disclose the fair value of financial instruments, both assets and liabilities for which it is practicable to estimate fair value. As of September 30, 2019 and December 31, 2018, the recorded values of cash, prepaid expenses, accounts payable and accrued expenses approximate the fair values due to the short-term nature of the instruments.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying value amount of redeemable shares of Class A common stock shall be affected by charges against additional paid-in capital. Accordingly, as of September 30, 2019, 22,307,994 shares of Class A common stock subject to conditional redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

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

FASB ASC 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2019 and December 31, 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

As of September 30, 2019 and December 31, 2018, the Company had gross deferred tax assets related to federal and state net operating loss carryforwards for income tax purposes of approximately $72,000 and $120, respectively. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. Any limitation may result in expiration of a portion of the net operating loss before utilization.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets as of September 30, 2019 and December 31, 2018.

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

Related Party Loans

Prior to the consummation of the Initial Public Offering, the Sponsor agreed to loan the Company funds to cover expenses related to the Initial Public Offering and certain operating expenses. This loan was non-interest bearing and payable upon the closing of the Initial Public Offering. The Company borrowed approximately $580,000 from the Sponsor, and repaid the loan in full on March 29, 2019.

Administrative Services Agreement

Pursuant to an Administrative Services Agreement between the Company and the Sponsor, dated February 27, 2019 (the “Administrative Services Agreement”), the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the agreement will terminate. The Company incurred $30,000 and $70,000 for expenses in connection with the Administrative Services Agreement for the three and nine months ended September 30, 2019, respectively, which is reflected in the accompanying unaudited condensed statements of operations. On March 29, 2019, the Sponsor assigned all of its rights, interests and obligations under the Administrative Services Agreement to Tortoise Capital Advisors, L.L.C.

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

Deferred Legal Fees Associated with the Initial Public Offering

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer half of their fees until the closing of the Initial Business Combination. As of September 30, 2019, the Company recorded an aggregate of $150,000 in connection with such arrangement as deferred legal fees in the accompanying unaudited condensed balance sheets.

6. Stockholders’ Equity

Class A Common Stock

The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. No Class A common stock was issued or outstanding as of December 31, 2018. As of September 30, 2019, there were 23,300,917 shares of Class A common stock issued and outstanding, of which 22,307,994 shares of Class A common stock were classified outside of permanent equity.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote per share of Class B common stock. In November 2018, the Company issued 5,750,000 shares of Class B common stock. In February 2019, the Company effected a stock dividend of 718,750 shares of Class B common stock. As of March 4, 2019, there were 6,468,750 shares of Class B common stock outstanding (up to 843,750 shares of which were subject to forfeiture to the extent the underwriters did not exercise their over-allotment option). On March 4, 2019, the underwriters partially exercised their over-allotment option to purchase 800,917 additional Units. On March 7, 2019, the underwriters waived the remainder of their over-allotment option and in connection therewith, the Sponsor forfeited 643,520 shares of Class B common stock for cancellation by the Company. As of September 30, 2019 and December 31, 2018, there were 5,825,230 and 6,468,750 shares of Class B common stock outstanding, respectively.

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

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

7. Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

September 30, 2019
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$235,275,101	$-	$-

As of September 30, 2019, the investments held in the Trust Account were held in marketable securities.

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

For the three months ended September 30, 2019, we had net income of approximately $740,000, which consisted of approximately $1.2 million in investment income, offset by approximately $124,000 in general and administrative expenses, $30,000 in related-party administrative expenses, $50,000 in franchise tax expense and approximately $238,000 in income tax expense.

For the nine months ended September 30, 2019, we had net income of approximately $1.7 million, which consisted of approximately $2.9 million in investment income, offset by approximately $343,000 in general and administrative expenses, $70,000 in related-party administrative expenses, $150,000 in franchise tax expense and approximately $573,000 in income tax expense.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial sale of shares of Class B common stock (the “Founder Shares”), par value $0.0001 per share, to our Sponsor. Additionally, our Sponsor advanced funds totaling $580,000 pursuant to an unsecured promissory note (the “Note”) to cover administrative and offering expenses. On March 29, 2019, we repaid the Note in full. Subsequent to the IPO Closing Date, our liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account and an aggregate of $612,000 of interest income released from the Trust Account since inception to fund income tax payments.

As of September 30, 2019, we had approximately $1.0 million in our operating account and approximately $2.3 million of investment income earned from investments held in the Trust Account that may be released to us to pay our franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses).

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

Administrative Services Agreement

Pursuant to an Administrative Services Agreement between us and our Sponsor dated February 27, 2019 (the “Administrative Services Agreement”), we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and administrative support. Upon completion of the Initial Business Combination or our liquidation, the agreement will terminate. We incurred $30,000 and $70,000 for expenses in connection with the Administrative Services Agreement for the three and nine months ended September 30, 2019, respectively, which is reflected in the accompanying unaudited condensed statement of operations. On March 29, 2019, our Sponsor assigned all of its rights, interests and obligations under the Administrative Services Agreement to Tortoise Capital Advisors, L.L.C.

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

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of September 30, 2019, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 27, 2019, we entered into an Administrative Services Agreement pursuant to which we have agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and administrative support. Upon completion of the Initial Business Combination or our liquidation, the agreement will terminate. On March 29, 2019, our Sponsor assigned all of its rights, interests and obligations under the Administrative Services Agreement to Tortoise Capital Advisors, L.L.C.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

As of September 30, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November, 2019.

TORTOISE ACQUISITION CORP.

/s/ Vincent T. Cubbage
Name:	Vincent T. Cubbage
Title:	President and Chief Executive Officer (Principal Executive Officer)

/s/ Connie Savage
Name:	Connie Savage
Title:	Chief Financial Officer (Principal Financial Officer)