Form 10-K
period 2019-12-31
Tortoise Acquisition Corp.
filed 2020-03-23
CIK 1759631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-38823

Tortoise Acquisition Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	83-2538002
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5100 W. 115th Place Leawood, KS	66211
(Address of Principal Executive Offices)	(Zip code)
(913) 981-1020 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	New York Stock Exchange
Class A common stock, par value $0.0001 per share	New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $227.9 million, determined using the per share closing price on the New York Stock Exchange on that date of $9.85. Shares of common stock held by each director and executive officer (and their respective affiliates) and each person who owns 10 percent or more of the outstanding common stock or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2020, 23,300,917 shares of Class A Common Stock, par value $0.0001 per share, and 5,825,230 shares of Class B Common Stock, par value $0.0001 per share, were outstanding.

i

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to Tortoise Acquisition Corp., a blank check company incorporated on November 7, 2018 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our “initial business combination.” References to our “Sponsor” refer to Tortoise Sponsor LLC, a Delaware limited liability company. References to “Tortoise” are to Tortoise Investments, LLC, a Delaware limited liability company, and its consolidated subsidiaries. References to “Tortoise Funds” are to the investment vehicles for which Tortoise provides asset management services. References to “equity-linked securities” are to any securities of the Company or any of our subsidiaries which are convertible into, or exchangeable or exercisable for, equity securities of the Company or such subsidiary, including any securities issued by the Company or any of our subsidiaries which are pledged to secure any obligation of any holder to purchase equity securities of the Company or any of our subsidiaries. References to the “SEC” are to the U.S. Securities and Exchange Commission. References to our “Initial Public Offering” refer to our initial public offering, which closed on March 4, 2019 (the “Closing Date”). References to “public shares” are to shares of our Class A common stock sold as part of the units in our Initial Public Offering. References to “public stockholders” are to the holders of our public shares.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account described below or available to us from interest income on the trust account balance;

●	the proceeds from the sale of the forward purchase securities being available to us;

ii

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Part I, Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1.	Business.

Introduction

We are a blank check company incorporated on November 7, 2018 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have reviewed, and continue to review, a number of opportunities to enter into an initial business combination with an operating business, but we are not able to determine at this time whether we will complete an initial business combination with any of the target businesses that we have reviewed or with any other target business.

In November 2018, our Sponsor purchased 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”) for $25,000, or approximately $0.004 per share. In February 2019, we effected a stock dividend of 718,750 shares of our Class B common stock, resulting in our Sponsor holding an aggregate of 6,468,750 Founder Shares (up to 843,750 shares of which were subject to forfeiture to the extent the underwriters of our Initial Public Offering did not exercise their over-allotment option). Also in February 2019, our Sponsor transferred 1,265,625 Founder Shares to Tortoise Borrower, LLC, a Delaware limited liability company (“Tortoise Borrower”) and an affiliate of our Sponsor. On March 4, 2019, the underwriters partially exercised their over-allotment option and on March 7, 2019, the underwriters waived the remainder of their over-allotment option. In connection therewith, our Sponsor forfeited 643,520 Founder Shares for cancellation by us. On March 4, 2019, Tortoise Borrower transferred 1,265,625 Founder Shares to Atlas Point Energy Infrastructure Fund, LLC (“Atlas Point Fund”), which is a fund managed by CIBC National Trust but is not affiliated with us or our Sponsor, pursuant to the Forward Purchase Agreement (as defined below) and our Sponsor transferred 40,000 Founder Shares to each of our independent directors. The holders of our Founder Shares prior to our Initial Public Offering are referred to herein as our “initial stockholders.”

On the Closing Date, we consummated our Initial Public Offering of 23,300,917 units (the “Units”), including 800,917 Units that were issued pursuant to the underwriters’ partial exercise of their over-allotment option. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of approximately $233.0 million. Each Unit consists of one share of our Class A common stock and one-half of one warrant. Each whole warrant (a “public warrant”) entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment, and only whole warrants are exercisable. The public warrants will become exercisable on the later of 30 days after the completion of our initial business combination and 12 months from the closing of our Initial Public Offering, and will expire five years after the completion of our initial business combination or earlier upon redemption or liquidation.

On March 4, 2019, simultaneously with the consummation of our Initial Public Offering, we completed the private sale of 6,660,183 private placement warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per warrant to Tortoise Borrower, generating gross proceeds to us of approximately $6.66 million. Each Private Placement Warrant entitles the holder to purchase one share of our Class A common stock at $11.50 per share. The Private Placement Warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

Approximately $233.0 million of the net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants has been deposited in a trust account established for the benefit of our public stockholders (the “Trust Account”).

In connection with our Initial Public Offering, Atlas Point Fund entered into an amended and restated forward purchase agreement (the “Forward Purchase Agreement”) with us that provides for the purchase by Atlas Point fund of up to an aggregate maximum amount of $150,000,000 of either (i) a number of units (the “Forward Purchase Units”), consisting of one share of Class A common stock (the “Forward Purchase Shares”) and one-half of one redeemable warrant (the “Forward Purchase Warrants”), for $10.00 per unit or (ii) a number of Forward Purchase Shares for $9.67 per share (such Forward Purchase Shares valued at $9.67 per share or the Forward Purchase Units, as the case may be, the “Forward Purchase Securities”), in a private placement that will close simultaneously with the closing of our initial business combination. The Forward Purchase Agreement also provides that Atlas Point Fund will be entitled to certain registration rights with respect to the Forward Purchase Securities. The Forward Purchase Agreement is subject to conditions, including Atlas Point Fund giving the Company its irrevocable written consent, which Atlas Point Fund may grant or withhold in its sole discretion, to purchase the Forward Purchase Securities no later than five days after the Company notifies it of the Company’s intention to meet to consider entering into a definitive agreement for a proposed initial business combination.

We received gross proceeds from our Initial Public Offering and the sale of the Private Placement Warrants of approximately $233.0 million and $6.66 million, respectively, for an aggregate of approximately $239.66 million. Approximately $233.0 million of the gross proceeds were deposited into the Trust Account. The approximately $233.0 million of net proceeds held in the Trust Account includes approximately $8.13 million of deferred underwriting discounts and commissions that will be released to the underwriters of our Initial Public Offering upon completion of our initial business combination. Of the gross proceeds from our Initial Public Offering and the sale of the Private Placement Warrants that were not deposited in the Trust Account, approximately $4.64 million was used to pay underwriting discounts and commissions in connection with our Initial Public Offering, approximately $580,000 was used to repay loans and advances from our Sponsor, and the balance was reserved to pay accrued offering and formation costs, business, legal and accounting due diligence expenses on prospective acquisitions and continuing general and administrative expenses.

The shares of our Class B common stock that we issued prior to the Closing Date will automatically convert into shares of our Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in our Initial Public Offering and related to the closing of the initial business combination (other than the Forward Purchase Securities), the ratio at which the shares of our Class B common stock will convert into shares of our Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of our Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all issued and outstanding shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of our Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the business combination (excluding the Forward Purchase Securities and any shares or equity-linked securities issued, or to be issued, to any seller in the business combination).

On April 19, 2019, we announced that, commencing April 22, 2019, holders of the Units sold in our Initial Public Offering may elect to separately trade the shares of Class A common stock and public warrants included in the Units. The shares of Class A common stock and public warrants that are separated trade on the New York Stock Exchange (the “NYSE”) under the symbols “SHLL” and “SHLL WS,” respectively. Those Units not separated will continue to trade on the NYSE under the symbol “SHLL.U.”

Our Company

We are a recently organized blank check company incorporated as a Delaware corporation in November 2018 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. We intend to acquire and operate a business in the energy industry and believe our management team together with Tortoise, an affiliate of our Sponsor, are well suited to identify opportunities that have the potential to generate attractive risk-adjusted returns for our stockholders, although we may pursue a business combination opportunity in any business or industry.

We intend to identify and acquire a business that could benefit from a hands-on owner with extensive operational experience in the energy sector and that presents potential for an attractive risk-adjusted return profile under our stewardship. Even fundamentally sound companies can often under-perform their potential due to a temporary period of dislocation in the markets in which they operate, inefficient capital allocation, over-levered capital structures, excessive cost structures, incomplete management teams or inappropriate business strategies. Our management team has extensive experience in the energy industry, ranging from acquiring and developing assets and companies, managing companies, including a publicly traded company, and making joint venture investments to selling companies in private sales or public transactions. Additionally, affiliates of our Sponsor have a long track record of making investments in publicly traded and privately held companies operating in the energy sector. We believe this experience makes us very well situated to identify, source, negotiate and execute an initial business combination with an attractive energy-related target.

We believe a key advantage in sourcing potential business combination targets is our extensive network of contacts which include senior contacts in the energy industry, investment banking, private equity and other financial sponsors and owners of private businesses.

Our Sponsor, Tortoise Sponsor LLC, is an entity owned by an affiliate of Tortoise and members of our management. Founded in 2002, Tortoise has a family of investment funds with over $21.3 billion of assets under management as of December 31, 2019. For more than sixteen years, Tortoise has distinguished itself by being a market innovator and introduced the first direct placement, SEC-registered midstream oriented closed-end fund and North American pipeline fund. Tortoise has built a successful track record through a disciplined investment framework with expertise that spans across the entire energy value chain in addition to sustainable infrastructure, including wind, solar and battery storage assets. Tortoise has a robust deal flow track record and a long history of partnering with public and private equity investors across many of the leading companies in the energy sector, completing over 80 prior direct investment transactions through various vehicles across the firm. As a result of its investment activities, Tortoise has developed deep industry relationships within the broad energy sector. We believe the reputation and expertise of Tortoise and our management team in the energy industry will make us a preferred partner for potential business combination targets.

Our objective is to generate attractive returns for our stockholders. We will seek to do this by utilizing a disciplined investment process when reviewing candidates for our initial business combination. Our management team includes industry experts with the ability to identify attractive business combination candidates and capitalize on favorable industry trends. The breadth and depth of our operating and investing experience will enable us to consider candidates in multiple sectors within the energy industry and target the area with the most compelling potential returns. We believe this flexibility increases the probability of successfully executing our business strategy.

We will seek to capitalize on the approximately 25 years of experience in the energy industry of our Chief Executive Officer, Vincent Cubbage. In 2006, Mr. Cubbage founded Lightfoot Capital Partners LP (together with its general partner, “Lightfoot Capital”), an energy-focused private investment vehicle, to make opportunistic investments in energy related companies or assets, raising private capital for investments from a number of leading energy investors that were part of Lightfoot Capital’s private investor group, including Tortoise, Blackrock, Magnetar Capital, GE Energy Financial Services and Atlas Energy. As the Chief Executive Officer of Lightfoot Capital, Mr. Cubbage led the investment strategy of the firm and oversaw the evaluation and detailed diligence process of hundreds of potential acquisition and investment opportunities across the broad natural resources and industrial sectors.

From 2007 to 2017, Mr. Cubbage was responsible for overseeing the acquisition, development and sale of two operating companies following the completion of 14 bolt-on acquisitions. Mr. Cubbage spearheaded Lightfoot Capital’s development of International Resource Partners LP, a natural resources mining company that was sold in 2011 for $475 million. In 2013, after developing an initial set of terminal assets into a public company scale business, Mr. Cubbage guided the initial public offering of Arc Logistics Partners (NYSE: ARCX), and served as its Chief Executive Officer and Chairman of the Board. Arc Logistics Partners grew under Mr. Cubbage’s leadership from its initial asset base of seven terminals and 1.5 million barrels of storage capacity in 2007 to 21 terminals located throughout the United States with 7.8 million barrels of storage capacity in 2017. Mr. Cubbage managed the process for the sale of Arc Logistics Partners, which had an enterprise value of approximately $692.5 million when sold at the end of 2017.

Prior to founding Lightfoot Capital, Mr. Cubbage was a Senior Managing Director and Head of the Midstream sector in the investment banking division of Banc of America Securities, where he led the origination and execution of numerous transactions across a broad array of strategic opportunities and capital market issuers. Prior to joining Banc of America Securities, Mr. Cubbage was a Vice President at Salomon Smith Barney in the Global Energy and Power Group.

Through his experience as founder and Chief Executive Officer of Lightfoot Capital and Chief Executive Officer and Chairman of the Board of Arc Logistics Partners, together with his experience as an energy-sector investment banker for over 12 years, Mr. Cubbage developed deep contacts within the energy and private equity industries and with investment and commercial banking firms. We believe these contacts will help us source our initial business combination. Mr. Cubbage also developed significant practical experience and strong leadership abilities in operating both publicly traded and privately held companies as well as considerable commercial and technical knowledge of companies operating within the energy sector. In particular, Mr. Cubbage’s prior experience in energy-related merger and acquisition transactions makes him well suited to direct and oversee our management team to:

●	source potential attractive acquisition candidates or assets for our initial business combination and capitalize on favorable industry trends;

●	simultaneously evaluate multiple acquisition and investment opportunities;

●	complete detailed due diligence analysis of both industry and business issues affecting acquisition candidates on a timely basis; and

●	structure, negotiate the terms of and consummate complex transactions, including any debt or equity financing for our initial business combination.

With respect to the foregoing examples, past performance of Tortoise or Lightfoot Capital, including by our management team, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical record of Tortoise or Lightfoot Capital or our management’s performance as indicative of our future performance.

We have entered into a Forward Purchase Agreement pursuant to which Atlas Point Fund, which is a fund managed by CIBC National Trust but is not affiliated with us or our Sponsor, agreed to purchase up to an aggregate maximum amount of $150,000,000 of either (i) a number of Forward Purchase Units for $10.00 per unit or (ii) a number of Forward Purchase Shares for $9.67 per share, in a private placement that will close simultaneously with the closing of our initial business combination. Whether we will issue Atlas Point Fund Forward Purchase Units valued at $10.00 per unit or Forward Purchase Shares valued at $9.67 per share will be determined at our election, and in our sole discretion, at least 10 business days prior to the closing of our initial business combination. Each whole forward purchase warrant is exercisable to purchase one share of our Class A common stock at $11.50 per share. The Forward Purchase Warrants have the same terms as the public warrants and the Forward Purchase Shares are identical to the shares of Class A common stock included in the Units sold in our Initial Public Offering, except the Forward Purchase Shares and the Forward Purchase Warrants are subject to transfer restrictions and certain registration rights. The funds from the sale of the Forward Purchase Securities may be used as part of the consideration to the sellers in the initial business combination, and any excess funds may be used for the working capital needs of the post-transaction company. This agreement is independent of the percentage of stockholders electing to redeem their public shares and may provide us with an increased minimum funding level for the initial business combination. The Forward Purchase Agreement is subject to conditions, including Atlas Point Fund giving us its irrevocable written consent to purchase the Forward Purchase Securities no later than five days after we notify it of our intention to meet to consider entering into a definitive agreement for a proposed business combination. Atlas Point Fund may grant or withhold its consent to the purchase entirely within its sole discretion. Accordingly, if Atlas Point Fund does not consent to the purchase, it will not be obligated to purchase the Forward Purchase Securities. Please see the risk factor entitled “In evaluating a prospective target business for our initial business combination, our management may consider the availability of funds from the sale of the Forward Purchase Securities, which may be used as part of the consideration to the sellers in the initial business combination. If Atlas Point Fund decides not to exercise its right to purchase all or some of the Forward Purchase Securities, we may decide not to consummate our initial business combination, or if we decide to, we may lack sufficient funds to consummate our initial business combination” for more information. Additionally, pursuant to the terms of the Forward Purchase Agreement, we granted Atlas Point Fund the right to appoint a single observer to our board of directors until the consummation of our initial business combination. Such observer does not have voting rights or otherwise have any of the powers of a member of our board of directors.

We believe our ability to complete an initial business combination will be enhanced by our entering into this Forward Purchase Agreement with Atlas Point Fund.

None of our officers or directors has served as a sponsor, director or officer of any blank check companies or special purpose acquisition companies in the past.

Business Strategy

Our business strategy is to identify, combine with and maximize the value of a company with operations in the energy industry. We will focus our efforts on opportunities where we feel we have a competitive advantage and are best situated to enhance the value of the business after completion of the initial business combination. The ultimate goal of this business strategy is to maximize stockholder value.

We believe that current market conditions in the energy sector present an opportunity for attractive acquisitions, including but not limited to reverse IPOs, non-core asset sales, undervalued or underperforming assets, restructuring transactions and distressed corporate divestitures. We believe that the deep industry and investing experience of our Sponsor, combined with the extensive experience of our Chief Executive Officer as the prior leader of a NYSE-listed company in the energy sector, founder and Chief Executive Officer of a private investment vehicle in the energy sector and senior energy-sector investment banker, makes us very well positioned to identify, source, negotiate and execute a business combination with attractive risk-adjusted returns for our stockholders.

Our management team also includes other selected former employees of Lightfoot Capital who have extensive experience in identifying, evaluating, negotiating and completing the types of transactions that we plan to pursue for our initial business combination. Mr. Cubbage and the other members of our management team that were formerly affiliated with Lightfoot Capital are principally dedicated to executing our business plan, which we believe is a key competitive advantage.

Our management team and the investment professionals at Tortoise have an extensive network of senior contacts within the energy industry including corporate executives, investment banking professionals, private equity and other financial sponsors, and owners of private businesses. In addition, Tortoise has a long history of partnering with leading public and private equity investors in the energy sector. We believe this network is a key competitive advantage in sourcing attractive business combination targets that meet our criteria, and that the reputation and expertise of our management team and Tortoise in the energy industry will make us a preferred partner for potential business combination counterparties.

Our management team brings a diversity of transactional and investing experience that will enable us to evaluate opportunities across multiple sectors within the energy industry. Tortoise’s expertise spans energy investing across the entire energy value chain in addition to sustainable infrastructure including wind, solar and water infrastructure, credit investing, direct lending to social infrastructure projects and index construction. Tortoise has deep industry relationships and a robust deal flow track record, completing over 80 prior direct investment transactions through various investment vehicles across the firm. Furthermore, we believe Tortoise’s extensive track record of public and private investments, including PIPEs, provides valuable expertise in evaluating and executing capital markets transactions. As an investment banker and the Chief Executive Officer of Lightfoot Capital and Arc Logistics Partners, our Chief Executive Officer oversaw the evaluation of hundreds of acquisitions and investments in the energy sector. We believe the breadth of Tortoise’s and our Chief Executive Officer’s investment activities in the energy industry is a competitive advantage.

We believe that the operational experience of our management team should enable us to enhance the strategic and operational performance of the assets and businesses that we acquire in order to maximize value for stockholders. This may include improving operating efficiencies and margins, driving revenue growth, investing in organic growth projects and pursuing future strategic acquisitions or divestitures. We believe our expertise in identifying and sourcing undervalued investment opportunities combined with our operational proficiency in unlocking value provides a competitive advantage relative to other strategic and financial buyers.

Our Sponsor and management team have a deep understanding of capital markets, which we believe is an important aspect of a special purpose acquisition company management team. We believe that the combination of Mr. Cubbage and Tortoise’s experience and network in the public equity markets will allow us to effectively finance and structure the business combination transaction.

We believe our management team whose collective experience and network, combined with resources available to us from Tortoise, will allow us to pursue a number of transaction opportunities concurrently and expedite the time required from initial identification of an opportunity to transaction announcement.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating candidates for our initial business combination. We will use these criteria and guidelines in evaluating business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to focus on candidates that we believe:

●	will benefit from our team’s operating expertise, technical expertise, structuring expertise, extensive network, insight and capital markets expertise in the energy industry;

●	exhibit unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the company’s growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review;

●	are at an inflection point, such as requiring additional management expertise, are able to innovate through new operational techniques, or where we believe we can drive improved financial performance;

●	have opportunities to grow the business through organic growth projects and third-party acquisitions;

●	will be well received by public investors and are expected to have good access to the public capital markets;

●	are engaged in activities that are consistent with Tortoise’s view of macro trends in the energy industry; and

●	are expected to generate attractive risk-adjusted returns for our stockholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Initial Business Combination

The NYSE rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in the Trust Account). Our board will make the determination as to the fair market value of a target business or businesses. If our board is not able to independently determine the fair market value of a target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”), or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business or there is a significant amount of uncertainty as to the value of the company’s assets or prospects.

Our amended and restated certificate of incorporation requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and each of the non-independent directors nominated by our Sponsor, to approve our initial business combination.

We may, at our option, pursue a business combination opportunity jointly with one or more entities affiliated with Tortoise and/or one or more investors in funds or separate accounts managed by Tortoise, which we refer to as an “Affiliated Joint Acquisition.” Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and Tortoise considered such a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in our Trust Account to fund the business combination transaction and/or the desire to obtain committed capital for closing the business combination transaction. An Affiliated Joint Acquisition may be effected through a co-investment with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance.” The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class B common stock, any such specified future issuance (other than the Forward Purchase Securities) would result in an adjustment to the conversion ratio such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding upon completion of our Initial Public Offering plus all shares issued in the specified future issuance (excluding the Forward Purchase Securities and any shares or equity-linked securities issued, or to be issued, to any seller in the business combination), unless the holders of a majority of the then-outstanding shares of Class B common stock agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B common stock would then agree to so waive such adjustment to the conversion ratio. They may waive such adjustment due to (but not limited to) the following: (i) closing conditions which are part of the agreement for our initial business combination; (ii) negotiation with Class A stockholders on structuring an initial business combination; (iii) negotiation with parties providing financing which would trigger the anti-dilution provisions of the Class B common stock; or (iv) as part of the Affiliated Joint Acquisition. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of our Class A common stock. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our common stock.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons, including an Affiliated Joint Acquisition. However, we will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Business Combination Process

In evaluating prospective business combinations, we expect to conduct a thorough due diligence review process. This due diligence review process will be specific to the target business, but will include, among other things, a review of historical and projected financial and operating data, meetings with management and their financial sponsors (if applicable), an assessment of the commodity price risk of the business and our ability to mitigate such risks with hedges, on-site inspection of assets, discussion with customers, legal and environmental reviews and other reviews as we deem appropriate. We will also utilize our expertise and Tortoise’s expertise operating energy-related assets and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with Tortoise or our officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with Tortoise or our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors own (directly or indirectly) Founder Shares and/or Private Placement Warrants. Accordingly, members of our management team and our board of directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included as a condition to any agreement with respect to our initial business combination.

Tortoise and each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. For example, Tortoise and certain of its officers currently are obligated by contract to offer or allocate certain investment opportunities first to specific private funds managed by them. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of Tortoise and our officers or directors will not materially affect our ability to complete our initial business combination. In addition, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which Tortoise or an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by making a specified future issuance to any such entity. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers and directors have agreed not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months after the closing of our Initial Public Offering.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any members of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

We believe our management team’s operating and transaction experience and relationships with companies provides us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions. See “Part III, Item 10. Directors, Executive Officers and Corporate Governance” for a more complete description of our management team’s experience.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for shares of our Class A common stock (or shares of a new holding company) or for a combination of shares of our Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its equity as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Effecting our Initial Business Combination

We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the private placement of the Private Placement Warrants and Forward Purchase Securities, our capital stock, debt or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in the Trust Account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, or if Atlas Point Fund decides not to exercise its right to purchase all of the Forward Purchase Securities, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay our Sponsor (or an affiliate thereof) a total of $10,000 per month for office space, utilities, secretarial support and administrative services and to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors, or from making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities.

Selection of a Target Business and Structuring of our Initial Business Combination

The NYSE rules require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in the Trust Account). The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the NYSE’s 80% of net assets test.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under the NYSE’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors or officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors, Atlas Point Fund or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our Sponsor, directors, officers, advisors, Atlas Point Fund or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of the NYSE. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our Sponsor, directors, officers, advisors, Atlas Point Fund or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors, Atlas Point Fund and/or their affiliates anticipate that they may identify the stockholders with whom our Sponsor, officers, directors, Atlas Point Fund or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of shares of Class A common stock) following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the stockholder meeting related to our initial business combination. Our Sponsor, officers, directors, advisors or any of their affiliates will select which stockholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) of and Rule 10b-5 under the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) of or Rule 10b-5 under the Exchange Act.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then-outstanding public shares, subject to the limitations described herein. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting discounts and commissions we will pay to the underwriters of our Initial Public Offering. Our Sponsor, officers and directors and Atlas Point Fund have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares held by them and any public shares held by them in connection with the completion of our business combination.

Limitations on Redemptions

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). However, the proposed business combination may require (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target business in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We currently intend to conduct redemptions in connection with a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other legal reasons.

If we hold a stockholder vote to approve our initial business combination, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A under the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and have agreed to vote their Founder Shares and any public shares purchased during or after our Initial Public Offering in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ Founder Shares, we would need 8,737,844, or 37.5%, of the 23,300,917 public shares sold in our Initial Public Offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether it votes for or against the proposed transaction. In addition, our Sponsor, officers and directors and Atlas Point Fund have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the completion of a business combination.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A under the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than the number of public shares we are permitted to redeem. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13(d)(3) of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our Initial Public Offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in our Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20% of the shares sold in our Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have 24 months from the closing of our Initial Public Offering to complete our initial business combination. If we are unable to complete our business combination within such 24-month period we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination within the 24-month time period.

Our Sponsor, officers and directors and Atlas Point Fund have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial business combination within 24 months from the closing of our Initial Public Offering. However, if our Sponsor, officers or directors acquire public shares in or after our Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our Sponsor, officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months from the closing of our Initial Public Offering, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. Pursuant to our amended and restated certificate of incorporation, such an amendment would need to be approved by the affirmative vote of the holders of at least 65% of all then-outstanding shares of our common stock.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay franchise and income taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

The proceeds deposited in the Trust Account could become subject to the claims of our creditors, which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the Delaware General Corporation Law (the “DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors (other than our independent public accountants), service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have entered into a letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, less franchise and income taxes payable, except as to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations, and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, less franchise and income taxes payable, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations and we cannot assure you that our Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent public accountants), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 24 months from the closing of our Initial Public Offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 24 months from the closing of our Initial Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination within 24 months from the closing of our Initial Public Offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, we will seek to have all vendors, service providers (other than our independent public accountants), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we are unable to complete our business combination within 24 months from the closing of our Initial Public Offering, subject to applicable law, (ii) in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months from the closing of our Initial Public Offering or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Limited Payments to Insiders

There will be no finder’s fees, reimbursements or cash payments made by the Company to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our Initial Public Offering held in the Trust Account prior to the completion of our initial business combination:

●	repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

●	reimbursement for office space, utilities, secretarial support and administrative services provided to us by our Sponsor (or an affiliate thereof), in an amount equal to $10,000 per month;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Competition

In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have four officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in.

Periodic Reporting and Financial Information

We have registered our Units, Class A common stock and public warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials (as applicable) sent to stockholders. These financial statements may be required to be prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), or reconciled to GAAP, or International Financial Reporting Standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (the “PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that any applicable requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

We are a recently formed company with no operating history and no revenues (other than interest earned on the funds held in the Trust Account), and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Past performance by Tortoise, the Tortoise Funds, Lightfoot Capital and our management team may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, Tortoise, the Tortoise Funds, Lightfoot Capital and our management team is presented for informational purposes only. Past performance by Tortoise, the Tortoise Funds, Lightfoot Capital and our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of Tortoise, the Tortoise Funds, Lightfoot Capital and our management team’s performance as indicative of our future performance or of an investment in us or the returns we will, or are likely to, generate going forward. None of Tortoise or our officers or directors have served as a sponsor, director or officer of any blank check companies or special purpose acquisition companies in the past.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirements. Except as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete. Please refer to “Part I, Item 1. Business — Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

In evaluating a prospective target business for our initial business combination, our management may consider the availability of funds from the sale of the Forward Purchase Securities, which may be used as part of the consideration to the sellers in the initial business combination. If Atlas Point Fund decides not to exercise its right to purchase all or some of the Forward Purchase Securities, we may decide not to consummate our initial business combination, or if we decide to, we may lack sufficient funds to consummate our initial business combination.

We have entered into a Forward Purchase Agreement pursuant to which Atlas Point Fund, which is a fund managed by CIBC National Trust but is not affiliated with us or our Sponsor, agreed to purchase up to an aggregate maximum amount of $150,000,000 of either (i) a number of Forward Purchase Units for $10.00 per unit or (ii) a number of Forward Purchase Shares for $9.67 per share, in a private placement that will close simultaneously with the closing of our initial business combination. Whether we will issue Atlas Point Fund Forward Purchase Units valued at $10.00 per unit or Forward Purchase Shares valued at $9.67 per share will be determined at our election, and in our sole discretion, at least 10 business days prior to the closing of our initial business combination. The funds from the sale of the Forward Purchase Securities are expected to be used as part of the consideration to the sellers in our initial business combination, and to pay expenses in connection with our initial business combination and may be used for working capital in the post-transaction company.

The obligations under the Forward Purchase Agreement will not depend on whether any public stockholders elect to redeem their shares in connection with our initial business combination. However, if the sale of the Forward Purchase Securities does not close, for example, by reason of the failure of Atlas Point Fund to fund the purchase price for its Forward Purchase Securities, we may lack sufficient funds to consummate our initial business combination. Atlas Point Fund’s obligation to purchase the Forward Purchase Securities will, among other things, be conditioned on Atlas Point Fund giving us its irrevocable written consent to purchase the Forward Purchase Securities no later than five days after we notify it of our intention to meet to consider entering into a definitive agreement for a proposed business combination and on a requirement that such initial business combination is approved by a majority of our board and a majority of the independent directors of our board. Accordingly, if Atlas Point Fund does not consent to the purchase, or if the initial business combination is not approved by a majority of our board and a majority of the independent directors of our board, Atlas Point Fund would not be obligated to purchase any Forward Purchase Securities.

Additionally, Atlas Point Fund’s obligations to purchase the Forward Purchase Securities will be subject to termination prior to the closing of the sale of such securities by mutual written consent of us and Atlas Point Fund, or automatically: (i) if our initial business combination is not consummated within 24 months from the closing of our Initial Public Offering or (ii) if we become subject to any voluntary or involuntary petition under the United States federal bankruptcy laws or any state insolvency law, in each case which is not withdrawn within 60 days after being filed, or a receiver, fiscal agent or similar officer is appointed by a court for business or property of us or Atlas Point Fund, in each case which is not removed, withdrawn or terminated within 60 days after such appointment. In addition, Atlas Point Fund’s obligations to purchase the Forward Purchase Securities will be subject to fulfillment of customary closing conditions, including that our initial business combination must be consummated substantially concurrently with the purchase of the Forward Purchase Securities. In the event of any such failure to fund by Atlas Point Fund, any obligation is so terminated or any such condition is not satisfied and not waived by such party, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders own approximately 20% of our outstanding shares of common stock. Our initial stockholders and management team also may from time to time purchase shares of Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the Founder Shares. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting discounts and commissions payable to the underwriters of our Initial Public Offering will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting discounts and commissions and after such redemptions, the amount held in the Trust Account will continue to reflect our obligation to pay the entire deferred underwriting discounts and commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within 24 months after the closing of our Initial Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of our Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the 24 months after the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial business combination within 24 months after the closing of our Initial Public Offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers, advisors, Atlas Point Fund and their affiliates may elect to purchase shares or public warrants from public stockholders or public warrantholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock and public warrants.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors, Atlas Point Fund or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our Sponsor, directors, officers, advisors, Atlas Point Fund or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of the NYSE. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions.

In the event that our Sponsor, directors, officers, advisors, Atlas Point Fund or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent the purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. See “Part I, Item 1. Business — Permitted Purchases of our Securities” for a description of how our Sponsor, directors, officers, advisors or any of their affiliates will select which stockholders or warrantholders to purchase securities from in any private transaction.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy solicitation or tender offer materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) the redemption of any public shares properly submitted in connection with our completion of an initial business combination (including the release of funds to pay any amounts due to any public stockholders who properly exercise their redemption rights in connection therewith), (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months from the closing of our Initial Public Offering, or (iii) the redemption of our public shares if we are unable to complete an initial business combination within 24 months from the closing of our Initial Public Offering, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within 24 months from the closing of our Initial Public Offering for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of our Initial Public Offering before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum number of holders of our securities (generally 300 round lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4.00 per share, our aggregate market value would be required to be at least $100 million, and the market value of our publicly held shares would be required to be at least $80 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A common stock and public warrants are listed on the NYSE, our Units, Class A common stock and public warrants qualify as covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Because we have net tangible assets in excess of $5,000,000 and timely filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419 under the Securities Act (“Rule 419”). Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 20% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13(d)(3) of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the public shares, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. As a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination, in conjunction with a stockholder vote or via a tender offer. Target businesses will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least 24 months after the Closing Date, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least 24 months after the Closing Date, assuming that our initial business combination is not completed during that time. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation.

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least 24 months after the Closing Date, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our Sponsor or management team to fund our search for a business combination, to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

As of December 31, 2019, we had approximately $916,000 of cash outside the Trust Account to fund our working capital requirements. In the event that such amount is insufficient to fund our search for a target business and to consummate our initial business combination, we may seek additional capital. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or we may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In such an event, our public stockholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues in relation to a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent public accountants), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have entered into a letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets as of the date of the liquidation of the Trust Account, in each case including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, less franchise and income taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, less franchise and income taxes payable, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement governing the Trust Account, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months from the closing of our Initial Public Offering; or (iii) the redemption of our public shares if we are unable to complete our business combination within 24 months from the closing of our Initial Public Offering, subject to applicable law. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination, or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our Initial Public Offering in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus, we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement governing the terms of our warrants, we have agreed that as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our best efforts to file a registration statement under the Securities Act covering such shares. We will use our best efforts to cause the same to become effective, but in no event later than 60 business days after the closing of our initial business combination, and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full unit purchase price solely for the shares of Class A common stock included in the Units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders and holders of our Forward Purchase Securities may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into in connection with our Initial Public Offering, our initial stockholders and their permitted transferees can demand that we register the shares of Class A common stock into which Founder Shares are convertible, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the shares of Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders, holders of our Private Placement Warrants, holders of our Forward Purchase Securities, holders of working capital loans or their respective permitted transferees are registered.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we expect to focus our search for a target business in the energy industry, we may complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. There is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials (as applicable) relating to the business combination contained an actionable material misstatement or material omission.

Because we intend to seek a business combination with a target business or businesses in the energy industry, we expect our future operations to be subject to risks associated with this industry.

We intend to focus our search for a target business in the energy industry. We may pursue a target business in any sector within the energy industry, including the upstream, midstream and energy services sectors of the oil and gas industry in North America. Risks inherent in investments in the energy industry include, but are not limited to, the following:

●	Volatility of oil and natural gas prices;

●	Price and availability of alternative fuels, such as solar, coal, nuclear and wind energy;

●	Competitive pressures in the utility industry, primarily in wholesale markets, as a result of consumer demand, technological advances, greater availability of natural gas and other factors;

●	Significant federal, state and local regulation, taxation and regulatory approval processes as well as changes in applicable laws and regulations;

●	The speculative nature of and high degree of risk involved in investments in the upstream, midstream and energy services sectors, including relying on estimates of oil and gas reserves and the impacts of regulatory and tax changes;

●	Drilling, exploration and development risks, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, equipment failures and other accidents, cratering, sour gas releases, uncontrollable flows of oil, natural gas or well fluids, adverse weather conditions, pollution, fires, spills and other environmental risks, any of which could lead to environmental damage, injury and loss of life or the destruction of property;

●	Proximity and capacity of oil, natural gas and other transportation and support infrastructure to production facilities;

●	Availability of key inputs, such as strategic consumables, raw materials and drilling and processing equipment;

●	The supply of and demand for oilfield services and equipment in the United States and internationally;

●	Available pipeline, storage and other transportation capacity;

●	Changes in global supply and demand and prices for commodities;

●	Impact of energy conservation efforts;

●	Technological advances affecting energy production and consumption;

●	Overall domestic and global economic conditions;

●	Availability of, and potential disputes with, independent contractors;

●

Natural disasters, terrorist acts, public health or safety concerns and governmental restrictions, including those caused by outbreaks of pandemic disease such as the recent coronavirus outbreak, and similar dislocations; and

●	Value of U.S. dollar relative to the currencies of other countries.

We may seek acquisition opportunities in industries or sectors outside of the energy industry (which industries may or may not be outside of our management’s areas of expertise).

Although we intend to focus on identifying business combination candidates in the energy industry, we will consider a business combination outside of the energy industry if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company or we are unable to identify a suitable candidate in the energy industry after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the energy industry, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the energy industry would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues, cash flows or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues, cash flows or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm. However, our stockholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interests of our investors;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our Units, Class A common stock and/or warrants.

Unlike some other similarly structured blank check companies, our initial stockholders will receive additional shares of Class A common stock if we issue shares to consummate an initial business combination.

The Founder Shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities convertible or exercisable for shares of Class A common stock are issued or deemed issued in excess of the amounts sold in our Initial Public Offering and related to the closing of our initial business combination (other than the Forward Purchase Securities), the ratio at which Founder Shares will convert into shares of Class A common stock will be adjusted so that the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the sum of our shares of common stock outstanding upon completion of our Initial Public Offering plus the number of shares of Class A common stock and equity-linked securities issued or deemed issued in connection with our initial business combination, excluding the Forward Purchase Securities and any shares of Class A common stock or equity-linked securities issued, or to be issued, to any seller in our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

We are dependent upon our officers and directors, and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our current officers may not remain in their positions following our business combination. We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials (as applicable) relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, all of the members of our management team and certain of our directors are or will be employed by Tortoise or affiliates of Tortoise, which is an investment manager to various private investment funds which may make investments in companies that we may target for our initial business combination. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are, and some or all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so, or we may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of Tortoise and/or one or more investors in the Tortoise Funds. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, certain of the Tortoise Funds are focused on investments in the energy industry. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for the Tortoise Funds.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers, directors or existing holders. Our officers and directors also serve as officers and board members for other entities. They may also have investments in target businesses. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our obligation to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Moreover, we may pursue an Affiliated Joint Acquisition opportunity with an entity affiliated with Tortoise and/or one or more investors in the Tortoise Funds. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.

Since our Sponsor, officers and directors will lose their entire investment in us if our business combination is not completed (other than with respect to public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In November 2018, 5,750,000 Founder Shares were issued to our Sponsor in exchange for a capital contribution of $25,000, or approximately $0.004 per share. In February 2019, we effected a stock dividend with respect to our Class B common stock of 718,750 shares thereof, resulting in our Sponsor holding an aggregate of 6,468,750 Founder Shares. The Founder Shares will be worthless if we do not complete an initial business combination. Upon the closing of our Initial Public Offering, our Sponsor transferred 40,000 Founder Shares to each of our independent directors, Sidney L. Tassin, Frank M. Semple and Andrew J. Orekar. In addition, Tortoise Borrower has purchased an aggregate of 6,660,183 Private Placement Warrants, each exercisable for one share of our Class A common stock at $11.50 per share, for an aggregate purchase price of $6,660,183, or $1.00 per warrant, that will also be worthless if we do not complete a business combination. The Founder Shares are identical to the public shares, except that only holders of the Founder Shares have the right to vote on the election of directors prior to our initial business combination and they are shares of Class B common stock that automatically convert into shares of our Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any Founder Shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our Initial Public Offering nears, which is the deadline for our completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

We may choose to incur substantial debt to complete our business combination. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants and the Forward Purchase Securities, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in some other blank check company offerings, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than in some other blank check companies. For example, historically, the exercise price of a warrant was often a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share, subject to adjustments as provided herein. As a result, the warrants are less likely to ever be in the money than warrants with a lower exercise price and therefore are more likely to expire worthless.

Our amended and restated certificate of incorporation requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and each of the non-independent directors nominated by our Sponsor, to approve our initial business combination, which may have the effect of delaying or preventing a business combination that our public stockholders would consider favorable.

Our amended and restated certificate of incorporation requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors and each of the non-independent directors nominated by our Sponsor, to approve our initial business combination. Accordingly, it is unlikely that we will be able to enter into an initial business combination unless our Sponsor’s members find the target and the business combination attractive. This may make it more difficult for us to approve and enter into an initial business combination than other blank check companies and could result in us not pursuing an acquisition target or other board or corporate action that our public stockholders would find favorable.

In order to effectuate our initial business combination, we may seek to amend our amended and restated certificate of incorporation or other governing instruments in a manner that will make it easier for us to complete our initial business combination but that our stockholders or warrantholders may not support.

In order to effectuate a business combination, we may amend various provisions of our charter and governing instruments, including the warrant agreement, the underwriting agreement relating to our Initial Public Offering, the letter agreement among us, Tortoise, Atlas Point Fund and our Sponsor, officers and directors, and the registration rights agreement among us, Tortoise and our initial stockholders. These agreements contain various provisions that our public stockholders might deem to be material. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Except in relation to the charter, any such amendments would not require approval from our stockholders and may have an adverse effect on the value of an investment in our securities. We cannot assure you that we will not seek to amend our charter or other governing instruments or change our industry focus in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the appointment of directors, which require the approval of a majority of at least 90% of our common stock voting at a stockholder meeting) related to pre-business combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the sale of the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within 24 months from the closing of our Initial Public Offering, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then-outstanding public shares. These agreements are contained in a letter agreement, which is filed as Exhibit 10.1 to this Annual Report on Form 10-K, that we have entered into with Tortoise, our Sponsor, officers, directors and director nominees and Atlas Point Fund. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against Tortoise, our Sponsor, officers, directors or director nominees or Atlas Point Fund for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants and the Forward Purchase Securities prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, or if Atlas Point Fund decides not to exercise its right to purchase all of the Forward Purchase Securities, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination.

Our initial stockholders control the election of our board of directors until consummation of our initial business combination and hold a substantial interest in us. As a result, they will elect all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing 20% of our issued and outstanding shares of common stock. In addition, the Founder Shares, all of which are held by our initial stockholders, will entitle the holders to elect all of our directors prior to our initial business combination. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a majority of at least 90% of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination. Accordingly, our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination. The Forward Purchase Securities will not be issued until completion of our initial business combination, and, accordingly, will not be included in any stockholder vote until such time.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the warrant could be converted into cash or stock (at a ratio different than initially provided), the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us for cash so long as they are held by Tortoise or its permitted transferees.

In addition, we may redeem your warrants after they become exercisable for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case, you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your warrants remained outstanding.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the Class A common stock issuable upon exercise of these warrants will cause holders to receive fewer shares of Class A common stock upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If our shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that our shares of Class A common stock satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. “Cashless exercise” means the warrant holder pays the exercise price by giving up some of the shares for which the warrant is being exercised, with those shares valued at the then-current market price. Accordingly, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the shares of Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

In addition, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business transaction, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis. For purposes of calculating the number of shares issuable upon such cashless exercise, the “fair market value” of warrants shall be calculated using the volume weighted average sale price of the Class A common stock for the 10 trading days ending on the trading day prior to the date on which notice of exercise is received by the warrant agent.

If we choose to require holders to exercise their warrants on a cashless basis, which we may do at our sole discretion, or if holders elect to do so when there is no effective registration statement, the number of shares of Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the shares of Class A common stock have a fair market value per share of $17.50 per share, then upon the cashless exercise, the holder will receive 300 shares of Class A common stock. The holder would have received 875 shares of Class A common stock if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of shares of Class A common stock upon a cashless exercise of the warrants they hold.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our business combination.

We issued warrants to purchase 11,650,458 shares of Class A common stock as part of the Units. We also issued 6,660,183 Private Placement Warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share. In addition, we may issue up to approximately 15.5 million shares of Class A common stock to Atlas Point Fund in connection with our initial business combination pursuant to the Forward Purchase Agreement.

Our initial stockholders currently own an aggregate of 5,825,230 Founder Shares. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like and subject to further adjustment as set forth herein. In addition, if our Sponsor makes any working capital loans, it may convert those loans into up to an additional 1,500,000 Private Placement Warrants, at the price of $1.00 per warrant. To the extent we issue shares of Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business combination. Therefore, our warrants and Founder Shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the Units may be worth less than units of other blank check companies.

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the Units, and only whole warrants will trade. This is different from other blank check companies similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if they included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a newly issued price of less than $9.20 per share of common stock, then the exercise price of the warrants will be adjusted to equal 115% of the newly issued price. This may make it more difficult for us to consummate an initial business combination with a target business.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an emerging growth company within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our Initial Public Offering, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing our initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2020. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome for us as compared to other public companies because a target business with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions (other than actions arising under the Securities Act or the Exchange Act) may be brought only in the Court of Chancery in the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, any other court located in the State of Delaware with subject matter jurisdiction) and, if brought outside of Delaware, the stockholder bringing such suit will be deemed to have consented to service of process on such stockholder’s counsel. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us and our directors, officers or other employees and may have the effect of discouraging lawsuits against our directors and officers.

Our search for a business combination may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 materially adversely affects their business operations.  Additionally, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination may be materially adversely affected.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

If we pursue a target business with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	global or national health concerns, including health epidemics such as the recent coronavirus outbreak at the beginning of 2020;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in non-U.S. regions fluctuates and is affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our executive offices are located at 5100 W. 115th Place, Leawood, KS 66211, and our telephone number is (913) 981-1020. The cost for our use of this space is included in the $10,000 per month fee we pay to our Sponsor (or an affiliate thereof) for office space, utilities, secretarial support and administrative services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units began trading on the NYSE under the symbol “SHLL.U” on February 28, 2019. Commencing on April 22, 2019, holders of the Units could elect to separately trade the shares of Class A common stock and Warrants comprising the Units. The shares of Class A common stock and Warrants that are separated trade on the NYSE under the symbols “SHLL” and “SHLL WS,” respectively. Those Units not separated continue to trade on the NYSE under the symbol “SHLL.U.”

Holders

At March 20, 2020, there was one holder of record of our Units, one holder of record of our Class A common stock, five holders of record of our Class B common stock, two holders of record of our Warrants and one holder of record of our Private Placement Warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In February 2019, we effected a stock dividend of 718,750 shares of Class B common stock. Also in February 2019, our Sponsor transferred 1,265,625 Founder Shares to Tortoise Borrower. In March 2019, our Sponsor transferred 40,000 Founder Shares to each of our independent directors. Also in March 2019, our Sponsor forfeited 643,520 Founder Shares for no consideration, resulting in the Sponsor holding an aggregate of 4,439,605 Founder Shares. Our board of directors is not currently contemplating and does not anticipate declaring any other stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

In November 2018, our Sponsor purchased 5,750,000 Founder Shares for $25,000, or approximately $0.004 per share. The Founder Shares will automatically convert into shares of our Class A common stock at the time of the initial business combination. In February 2019, we effected a stock dividend of 718,750 shares of our Class B common stock, resulting in our Sponsor holding an aggregate of 6,468,750 Founder Shares (up to 843,750 shares of which were subject to forfeiture to the extent the underwriters of our Initial Public Offering did not exercise their over-allotment option). On March 4, 2019, the underwriters partially exercised their over-allotment option and on March 7, 2019, the underwriters waived the remainder of their over-allotment option. In connection therewith, our Sponsor forfeited 643,520 Founder Shares for cancellation by us. On February 27, 2019, our Sponsor transferred 1,265,625 Founder Shares to Tortoise Borrower. On March 4, 2019, Tortoise Borrower transferred 1,265,625 Founder Shares to Atlas Point Fund pursuant to the Forward Purchase Agreement and our Sponsor transferred 40,000 Founder Shares to each of our independent directors. The Founder Shares were issued in connection with our organization pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneously with the consummation of our Initial Public Offering, Tortoise Borrower purchased from us an aggregate of 6,660,183 Private Placement Warrants (for a purchase price of approximately $6.66 million). Each Private Placement Warrant entitles the holder thereof to purchase one share of our Class A common stock at an exercise price of $11.50 per share. The sale of the Private Placement Warrants was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On the Closing Date, we consummated our Initial Public Offering of 23,300,917 Units, including 800,917 Units that were issued pursuant to the underwriters’ partial exercise of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to us of approximately $233.0 million.

On March 4, 2019, simultaneously with the consummation of our Initial Public Offering, we completed the private sale of 6,660,183 Private Placement Warrants at a purchase price of $1.00 per warrant to Tortoise Borrower, generating gross proceeds to us of approximately $6.66 million.

Barclays Capital Inc., Goldman Sachs & Co. LLC and UBS Securities LLC served as underwriters for our Initial Public Offering. The securities sold in our Initial Public Offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-229537) (the “Registration Statement”). The SEC declared the Registration Statement effective on February 27, 2019.

From November 7, 2018 (date of inception) through the Closing Date, we incurred approximately $13.36 million for costs and expenses related to our Initial Public Offering. In connection with the closing of our Initial Public Offering, we paid a total of approximately $4.64 million in underwriting discounts and commissions. In addition, the underwriters agreed to defer approximately $8.13 million in underwriting discounts and commissions, which amount will be payable upon consummation of the initial business combination. Prior to the closing of our Initial Public Offering, our Sponsor advanced us $580,000 to be used for a portion of the expenses of our Initial Public Offering. On March 29, 2019, a total of $580,000 was repaid to our Sponsor out of the $1,000,000 of proceeds from our Initial Public Offering that were allocated for the payment of offering expenses other than underwriting discounts and commissions. There has been no material change in the planned use of proceeds from our Initial Public Offering as described in our final prospectus filed with the SEC on March 1, 2019.

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $8.13 million, which amount will be payable upon consummation of the initial business combination) and offering expenses, the total net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants were approximately $234.4 million, of which approximately $233.0 million (or $10.00 per Unit sold in our Initial Public Offering) was placed in the Trust Account.

Item 6.	Selected Financial Data.

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 301(c) of Regulation S-K, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”). On the Closing Date, we completed our Initial Public Offering of 23,300,917 Units, including 800,917 Units that were issued pursuant to the underwriters’ partial exercise of their over-allotment option. The Units were sold at a price of $10.00 per unit, generating gross proceeds to us of approximately $233.0 million. We incurred offering costs of approximately $13.36 million, inclusive of approximately $8.13 million in deferred underwriting commissions.

On March 4, 2019, simultaneously with the consummation of the Initial Public Offering, we completed the private sale of 6,660,183 Private Placement Warrants to Tortoise Borrower at a purchase price of $1.00 per warrant, generating gross proceeds to us of approximately $6.66 million.

Approximately $233.0 million of the net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants has been deposited in the Trust Account.

Our amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay franchise and income taxes, none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the initial business combination; (ii) the redemption of any public shares that have been properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to affect the substance or timing of our obligation to redeem 100% of such public shares if we have not consummated an initial business combination within 24 months from the closing of our Initial Public Offering; and (iii) the redemption of 100% of the public shares if we are unable to complete an initial business combination within 24 months from the closing of our Initial Public Offering, or March 4, 2021 (the “Combination Period”). The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

In connection with our Initial Public Offering, we entered into a Forward Purchase Agreement pursuant to which Atlas Point Fund agreed to purchase up to an aggregate maximum amount of $150,000,000 of either (i) a number of Forward Purchase Units for $10.00 per unit or (ii) a number of Forward Purchase Shares for $9.67 per share, in a private placement that will close simultaneously with the closing of our initial business combination. Whether we will issue Atlas Point Fund Forward Purchase Units valued at $10.00 per unit or Forward Purchase Shares valued at $9.67 per share will be determined at our election, and in our sole discretion, at least 10 business days prior to the closing of our initial business combination. The Forward Purchase Agreement is subject to conditions, including Atlas Point Fund giving us its irrevocable written consent to purchase the Forward Purchase Securities no later than five days after we notify Atlas Point Fund of our intention to meet to consider entering into a definitive agreement for a proposed initial business combination. Atlas Point Fund may grant or withhold its consent to the purchase entirely within its sole discretion. Accordingly, if Atlas Point Fund does not consent to the purchase, it will not be obligated to purchase the Forward Purchase Securities.

We are currently in the process of locating suitable targets for an initial business combination. We intend to effectuate an initial business combination using cash from the proceeds of our Initial Public Offering, the sale of the Private Placement Warrants, the private placement of Forward Purchase Securities, and from additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt. We are pursuing acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. From time to time, we may enter into non-binding letters of intent, but we are currently not subject to any definitive merger or acquisition (or similar) agreement with respect to any business combination. However, we cannot assure you that we will identify any suitable target candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.

Results of Operations

We have neither engaged in any significant operations nor generated any operating revenue to date. Our only activities from inception through the Closing Date related to our formation and our Initial Public Offering. Although we have not generated operating revenue, we have generated non-operating income in the form of investment income from investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company, as well as costs in the pursuit of our acquisition plans.

For the period from November 7, 2018 (inception) through December 31, 2018, we had a net loss of approximately $600, which consisted of approximately $600 in general and administrative expenses.

For the year ended December 31, 2019, we had net income of approximately $2.3 million, which consisted of approximately $3.9 million in investment income, offset by approximately $465,000 in general and administrative expenses, $100,000 in related-party administrative expenses, $200,000 in franchise tax expense and approximately $768,000 in income tax expense.

Going Concern Consideration

Until the consummation of our Initial Public Offering, our only source of liquidity was an initial sale of Founder Shares to our Sponsor. Additionally, our Sponsor advanced us funds totaling approximately $580,000 pursuant to an unsecured promissory note (the “Note”) to cover expenses related to our Initial Public Offering and certain operating expenses. On March 29, 2019, we repaid the Note to our Sponsor in full. Subsequent to the Closing Date, our liquidity needs have been satisfied through the net proceeds from the sale of the Private Placement Warrants not held in the Trust Account and an aggregate of $812,000 of interest income released from the Trust Account since inception to fund income tax payments.

As of December 31, 2019, we had approximately $916,000 of cash in our operating account and approximately $3.0 million of investment income earned from investments held in the Trust Account that may be released to us to pay our franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses).

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 4, 2021.

Related Party Transactions

Founder Shares

In November 2018, our Sponsor paid $25,000 in offering expenses on our behalf in exchange for the issuance of 5,750,000 Founder Shares. In February 2019, we effected a stock dividend of 718,750 Founder Shares, resulting in our Sponsor holding an aggregate of 6,468,750 Founder Shares (up to 843,750 shares of which were subject to forfeiture to the extent the underwriters did not exercise their over-allotment option). On March 4, 2019, the underwriters partially exercised their over-allotment option and on March 7, 2019, the underwriters waived the remainder of their over-allotment option. In connection therewith, our Sponsor forfeited 643,520 Founder Shares for cancellation by us. The Founder Shares are identical to the shares of Class A common stock included in the Units sold in our Initial Public Offering except that the Founder Shares are shares of Class B common stock which automatically convert into shares of Class A common stock at the time of the initial business combination and are subject to certain transfer restrictions, as described in more detail below.

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial business combination and (ii) subsequent to the initial business combination, (a) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the consummation of the initial business combination, and (b) the date on which we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Simultaneously with the consummation of our Initial Public Offering, we completed the sale of the Private Placement Warrants to Tortoise Borrower, generating gross proceeds of approximately $6.66 million. Each Private Placement Warrant is exercisable for one share of the Company’s Class A common stock at an exercise price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from our Initial Public Offering held in the Trust Account. If the initial business combination is not completed within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by Tortoise Borrower or its permitted transferees.

Tortoise Borrower agreed, subject to limited exceptions, not to transfer, assign or sell any of its Private Placement Warrants until 30 days after the completion of the initial business combination.

Note Payable to Our Sponsor

On November 7, 2018, our Sponsor agreed to advance us funds to cover expenses related to our Initial Public Offering pursuant to the Note. This Note was non-interest bearing and payable on the earlier of 180 days and the closing of our Initial Public Offering. The Company borrowed approximately $580,000 under the Note, and repaid the Note in full on March 29, 2019.

Administrative Services Agreement

Pursuant to an administrative services agreement between us and our Sponsor dated February 27, 2019, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the initial business combination or our liquidation, the agreement will terminate. We incurred $100,000 for expenses in connection with the administrative services agreement for the year ended December 31, 2019, which is reflected in the accompanying statement of operations. On March 29, 2019, our Sponsor assigned all of its rights, interests and obligations under the administrative services agreement to Tortoise Capital Advisors, L.L.C.

Critical Accounting Policies and Estimates

Investments Held in Trust Account

Our portfolio of investments held in the Trust Account are comprised solely of an investment in a money market fund that comprises only U.S. treasury securities classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in the Trust Account in our statement of operations. The fair value for trading securities is determined using quoted market prices in active markets.

Class A Common Stock Subject to Possible Redemption

We account for the Class A common stock subject to possible redemption in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. We recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying value amount of redeemable shares of Class A common stock are affected by charges against additional paid-in capital. Accordingly, as of December 31, 2019, 22,366,276 shares of Class A common stock subject to conditional redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

We do not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of December 31, 2019, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 27, 2019, we entered into an administrative services agreement with our Sponsor, pursuant to which we have agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the initial business combination or our liquidation, the agreement will terminate. On March 29, 2019, our Sponsor assigned all of its rights, interests and obligations under the administrative services agreement to Tortoise Capital Advisors, L.L.C.

The underwriters of our Initial Public Offering were entitled to underwriting discounts and commissions of 5.5%, of which 2.0% (approximately $4.64 million) was paid at the closing of our Initial Public Offering and 3.5% (approximately $8.13 million) was deferred. The deferred underwriting discounts and commissions will become payable to the underwriters upon the consummation of the initial business combination and will be paid from the amounts held in the Trust Account. The underwriters are not entitled to any interest accrued on the deferred underwriting discounts and commissions.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2019 and 2018	F-3
Statements of Operations for the year ended December 31, 2019 and for the period from November 7, 2018 (inception) through December 31, 2018	F-4
Statements of Changes in Stockholders’ Equity for the year ended December 31, 2019 and for the period from November 7, 2018 (inception) through December 31, 2018	F-5
Statements of Cash Flows for the year ended December 31, 2019 and for the period from November 7, 2018 (inception) through December 31, 2018	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Tortoise Acquisition Corp.

Opinion on the Financial Statement

We have audited the accompanying balance sheets of Tortoise Acquisition Corp. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, changes in shareholders’ equity and cash flows, for the year ended December 31, 2019 and for the period from November 7, 2018 (inception) through December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019 and for the period from November 7, 2018 (inception) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company does not complete a business combination by March 4, 2021, then the Company will cease all operations except for the purpose of winding down and liquidating. The mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2018.

New York, New York

March 20, 2020

TORTOISE ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2019	2018
Assets:
Current assets:
Cash	$916,226	$—
Prepaid expenses	178,402	—
Total current assets	1,094,628	—
Investments held in Trust Account	236,054,346	—
Deferred offering costs associated with initial public offering	—	400,143
Total assets	$237,148,974	$400,143

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$8,097	$10,804
Accrued expenses	—	303,500
Note payable to Sponsor	—	61,430
Accrued franchise tax	200,000	—
Total current liabilities	208,097	375,734
Deferred legal fees associated with initial public offering	150,000	—
Deferred underwriting commissions associated with initial public offering	8,128,108	—
Total liabilities	8,486,205	375,734

Commitments
Class A common stock, $0.0001 par value; 22,366,276 and -0- shares subject to possible redemption at $10.00 per share as of December 31, 2019 and 2018, respectively	223,662,761	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2019 and 2018	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 934,641 and -0- shares issued and outstanding (excluding 22,366,276 and -0- shares subject to possible redemption) as of December 31, 2019 and 2018, respectively	93	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,825,230 and 6,468,750 shares issued and outstanding as of December 31, 2019 and 2018, respectively	583	647	(1)(2)
Additional paid-in capital	2,675,535	24,353
Retained earnings (accumulated deficit)	2,323,797	(591)
Total stockholders’ equity	5,000,008	24,409
Total Liabilities and Stockholders’ Equity	$237,148,974	$400,143

(1) Share amounts have been retroactively restated to reflect the stock dividend of 718,750 shares of Class B common stock in February 2019 (see Note 4).

(2) This number includes up to 843,750 shares of Class B common stock that were subject to forfeiture to the extent the over-allotment option was not exercised in full or in part by the underwriters.  On March 4, 2019, the underwriters partially exercised their over-allotment option and on March 7, 2019, the underwriters waived the remainder of their over-allotment option. In connection therewith, the Sponsor forfeited 643,520 Founder Shares for cancellation by the Company.

The accompanying notes are an integral part of these financial statements.

TORTOISE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2019	For the period from November 7, 2018 (inception) through December 31, 2018

General and administrative expenses	$464,782	$591
Administrative expenses - related party	100,000	—
Franchise tax expense	200,000	—
Loss from operations	(764,782)	(591)
Investment income from investments held in Trust Account	3,857,176	—
Income before income tax expense	3,092,394	(591)
Income tax expense	768,006	—
Net income	$2,324,388	$(591)

Weighted average shares outstanding of Class A common stock	23,300,917	—
Basic and diluted net income per share, Class A	$0.12	$—
Weighted average shares outstanding of Class B common stock	5,825,230	5,625,000	(1)(2)
Basic and diluted net income per share, Class B	$(0.10)	$(0.00)

(1) Share amounts have been retroactively restated to reflect the stock dividend of 718,750 shares of Class B common stock in February 2019 (see Note 4).

(2) This number excludes up to 843,750 shares of Class B common stock that were subject to forfeiture to the extent the over-allotment option was not exercised in full or in part by the underwriters. On March 4, 2019, the underwriters partially exercised their over-allotment option and on March 7, 2019, the underwriters waived the remainder of their over-allotment option. In connection therewith, the Sponsor forfeited 643,520 Founder Shares for cancellation by the Company.

The accompanying notes are an integral part of these financial statements.

TORTOISE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock				Additional	Retained earnings	Total
	Class A		Class B (1)(2)		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances - November 7, 2018 (date of inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	6,468,750	647	24,353	-	25,000
Net loss	-	-	-	-	-	(591)	(591)
Balances - December 31, 2018	-	$-	6,468,750	$647	$24,353	$(591)	$24,409
Sale of units in initial public offering, gross	23,300,917	2,330	-	-	233,006,840	-	233,009,170
Offering costs	-	-	-	-	(13,355,381)	-	(13,355,381)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	6,660,183	-	6,660,183
Forfeiture of Class B common stock	-	-	(643,520)	(64)	64	-	-
Common stock subject to possible redemption	(22,366,276)	(2,237)	-	-	(223,660,524)	-	(223,662,761)
Net income	-	-	-	-	-	2,324,388	2,324,388
Balances - December 31, 2019	934,641	$93	5,825,230	$583	$2,675,535	$2,323,797	$5,000,008

(1) Share amounts have been retroactively restated to reflect the stock dividend of 718,750 shares of Class B common stock in February 2019 (see Note 4).

(2) This number excludes up to 843,750 shares of Class B common stock that were subject to forfeiture to the extent the over-allotment option was not exercised in full or in part by the underwriters. On March 4, 2019, the underwriters partially exercised their over-allotment option and on March 7, 2019, the underwriters waived the remainder of their over-allotment option. In connection therewith, the Sponsor forfeited 643,520 Founder Shares for cancellation by the Company.

The accompanying notes are an integral part of these financial statements.

TORTOISE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2019	For the period from November 7, 2018 (inception) through December 31, 2018

Cash Flows from Operating Activities:
Net income (loss)	$2,324,388	$(591)
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by Sponsor	4,218	-
Investment income from investments held in Trust Account	(3,857,176)	-
Changes in operating assets and liabilities:
Prepaid expenses	74,398	-
Accounts payable	7,506	591
Accrued expenses	-	-
Accrued franchise tax	200,000	-
Net cash used in operating activities	(1,246,666)	-

Cash Flows from Investing Activities
Cash deposited in Trust Account	(233,009,170)	-
Interest released from Trust Account	812,000	-
Net cash used in investing activities	(232,197,170)	-

Cash Flows from Financing Activities:
Gross proceeds received from initial public offering	233,009,170	-
Proceeds received from sale of private placement warrants	6,660,183	-
Repayment of note payable to Sponsor	(579,658)	-
Offering costs paid	(4,729,633)	-
Net cash provided by financing activities	234,360,062	-

Net increase in cash	916,226	-
Cash - beginning of the period	-	-
Cash - end of the period	$916,226	$-

Supplemental disclosure of noncash investing and financing activities:
Reduction of accounts payable paid by Sponsor included in note payable	$10,213	$-
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$-	$25,000
Offering costs included in accrued expenses	$-	$303,500
Offering costs included in accounts payable	$-	$10,213
Offering costs included in note payable	$250,997	$61,430
Deferred underwriting commissions associated with the initial public offering	$8,128,108	$-
Deferred legal fees associated with the initial public offering	$150,000	$-
Prepaid expenses included in note payable	$252,800	$-
Value of common stock subject to possible redemption	$223,662,761	$-

Supplemental cash flow disclosure:
Cash paid for income taxes	$812,000	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1.   DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of December 31, 2019, the Company had not commenced any operations. All activity for the period from November 7, 2018 (date of inception) to December 31, 2019 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the net proceeds derived from the Initial Public Offering.

Sponsor and Initial Public Offering

The Company’s sponsor is Tortoise Sponsor LLC, a Delaware limited liability company (the “Sponsor”). As described in Note 3, on March 4, 2019, the Company consummated the Initial Public Offering of 23,300,917 of its units (the “Units”), including 800,917 Units that were issued pursuant to the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of approximately $233.0 million. As described in Note 4, on March 4, 2019, simultaneously with the closing of the Initial Public Offering, Tortoise Borrower LLC, a Delaware limited liability company (“Tortoise Borrower”) and an affiliate of the Sponsor, purchased an aggregate of 6,660,183 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per warrant, generating gross proceeds to the Company of approximately $6.66 million (the “Private Placement”).

The Company intends to finance its Initial Business Combination with proceeds from the Initial Public Offering, the Private Placement, the private placement of Forward Purchase Securities (described in Note 5), and from additional issuances, if any, of the Company’s capital stock, debt or a combination of the foregoing.

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, approximately $233.0 million was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The proceeds held in the Trust Account are invested only in U.S. government securities with a maturity of 180 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination and (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, except for the withdrawal of interest to pay franchise and income taxes, none of the funds held in the Trust Account (including the interest earned on the funds in the Trust Account) will be released from the Trust Account until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units sold in the Initial Public Offering (the “Public Shares”) that have been properly tendered in connection with a stockholder vote seeking to amend the Company’s amended and restated certificate of incorporation to affect the substance or timing of its obligation to redeem 100% of such Public Shares if it has not consummated an Initial Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”); and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within the Combination Period. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

Going Concern Consideration

As of December 31, 2019, the Company had approximately $916,000 of cash in its operating account and approximately $3.0 million of investment income in the Trust Account available to pay franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses).

Through December 31, 2019, the Company’s liquidity needs have been satisfied through a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (as defined below and described in Note 4) to the Sponsor, an approximately $580,000 loan from the Sponsor pursuant to an unsecured promissory note (the “Note”), the net proceeds from the consummation of the Private Placement not held in the Trust Account and an aggregate of $812,000 of interest income released from the Trust Account since inception to fund tax obligations. The Company repaid the Note to the Sponsor in full on March 29, 2019.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 4, 2021.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting period. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheet, which management considered in formulating its estimate, could change due to one or more future confirming events. Actual results could differ from these estimates.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investments held in the Trust Account. Cash is maintained in accounts with financial institutions, which, at times may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on its cash accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant. The Company’s investments held in the Trust Account consist entirely of an investment in a money market fund that comprises only U.S. treasury securities.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account are comprised solely of an investment in a money market fund that comprises only U.S. treasury securities classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in the Trust Account in the accompanying statement of operations. The fair value for trading securities is determined using quoted market prices in active markets.

Fair Value Measurements

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

As of December 31, 2019 and 2018, the recorded values of cash, accounts payable, accrued expenses and notes payable to Sponsor approximate their fair values due to the short-term nature of the instruments.

Deferred Offering Costs

Offering costs consist of expenses incurred in connection with preparation of the Initial Public Offering, of approximately $13.36 million consisted principally of underwriter discounts of $12.77 million (including $8.13 million of which payment is deferred) and approximately $583,000 of professional, printing, filing, regulatory and other costs. These expenses, together with the underwriting discounts and commissions, were charged to equity upon completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying value amount of redeemable shares of Class A common stock are affected by charges against additional paid-in capital. Accordingly, as of December 31, 2019, 22,366,276 shares of Class A common stock subject to conditional redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Share of Common Stock

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Basic and diluted net income per share of Class A common stock for the year ended December 31, 2019 is calculated by dividing the investment income earned on the investments held in the Trust Account (approximately $3.9 million, net of funds available to be withdrawn from the Trust Account for payment of taxes, resulting in a total of approximately $2.9 million), by the weighted average number of approximately 23.3 million shares of Class A common stock outstanding for the periods. Basic and diluted net loss per share of Class B common stock for the year ended December 31, 2019 is calculated by dividing the net income (approximately $2.3 million, less income attributable to Class A common stock in the amount of approximately $2.9 million, resulting in a net loss of approximately $565,000), by the weighted average number of 5.8 million shares of Class B common stock outstanding for the period.

Net income (loss) per share of common stock is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate 18,310,641 shares of Class A common stock in the calculation of diluted loss per share, since inclusion would be anti-dilutive under the treasury stock method as of December 31, 2019.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income during the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2019 and 2018. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

As of December 31, 2019 and 2018, the Company had gross deferred tax assets related to federal and state net operating loss carryforwards for income tax purposes of approximately $119,000 and $120, respectively. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets as of December 31, 2019 and 2018.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on the Company’s financial statements.

NOTE 3.   INITIAL PUBLIC OFFERING

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

Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant (each, a “Warrant” and, collectively, the “Warrants”). Each whole Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share. No fractional shares will be issued upon separation of the Units and only whole Warrants will trade. Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s Initial Business Combination and 12 months from the closing of the Initial Public Offering and will expire five years after the completion of the Company’s Initial Business Combination or earlier upon redemption or liquidation. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole, but not in part, at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last reported sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sent the notice of redemption to the warrant holders.

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

On March 4, 2019, the underwriters partially exercised their over-allotment option and on March 7, 2019, the underwriters waived the remainder of their over-allotment option. In connection therewith, the Sponsor forfeited 643,520 shares of the Company’s Class B common stock (the “Founder Shares”) for cancellation by the Company.

NOTE 4.   RELATED PARTY TRANSACTIONS

Founder Shares

In November 2018, the Sponsor paid $25,000 in offering expenses on behalf of the Company in exchange for the issuance of 5,750,000 Founder Shares, or approximately $0.004 per share. In February 2019, the Company effected a stock dividend of 718,750 shares of Class B common stock, resulting in the Sponsor holding an aggregate of 6,468,750 Founder Shares (up to 843,750 shares of which were subject to forfeiture to the extent the underwriters did not exercise their over-allotment option). On March 4, 2019, the underwriters partially exercised their over-allotment option and on March 7, 2019, the underwriters waived the remainder of their over-allotment option. In connection therewith, the Sponsor forfeited 643,520 Founder Shares for cancellation by the Company. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A common stock issuable upon conversion thereof. The Founder Shares are identical to the shares of Class A common stock included in the Units sold in the Initial Public Offering except that the Founder Shares are shares of Class B common stock which automatically convert into shares of Class A common stock at the time of the Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below.

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

Administrative Services Agreement

Pursuant to an Administrative Services Agreement between the Company and the Sponsor, dated February 27, 2019 (the “Administrative Services Agreement”), the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the agreement will terminate. The Company incurred $100,000 for expenses in connection with the Administrative Services Agreement for the year ended December 31, 2019, which is reflected in the accompanying statements of operations. On March 29, 2019, the Sponsor assigned all of its rights, interests and obligations under the Administrative Services Agreement to Tortoise Capital Advisors, L.L.C.

NOTE 5.   COMMITMENTS & CONTINGENCIES

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

Registration Rights

The holders of the Founder Shares, the Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, if any (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans), are entitled to registration rights pursuant to a registration rights agreement entered into on February 27, 2019 (the “Registration Rights Agreement”). The holders of these securities are entitled to make up to three demands, excluding short-form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an Initial Business Combination. However, the Registration Rights Agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Deferred Legal Fees Associated with the Initial Public Offering

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer half of their fees until the closing of the Initial Business Combination. As of December 31, 2019, the Company recorded an aggregate of $150,000 in connection with such arrangement as deferred legal fees in the accompanying balance sheets.

NOTE 6.   STOCKHOLDERS’ EQUITY

Class A Common Stock

The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. No Class A common stock was issued or outstanding as of December 31, 2018. As of December 31, 2019, there were 23,300,917 shares of Class A common stock issued and outstanding, of which 22,366,276 shares of Class A common stock were classified outside of permanent equity.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote per share of Class B common stock. In November 2018, the Company issued 5,750,000 shares of Class B common stock. In February 2019, the Company effected a stock dividend of 718,750 shares of Class B common stock. As of March 4, 2019, there were 6,468,750 shares of Class B common stock outstanding (up to 843,750 shares of which were subject to forfeiture to the extent the underwriters did not exercise their over-allotment option). On March 4, 2019, the underwriters partially exercised their over-allotment option to purchase 800,917 additional Units. On March 7, 2019, the underwriters waived the remainder of their over-allotment option and in connection therewith, the Sponsor forfeited 643,520 shares of Class B common stock for cancellation by the Company. As of December 31, 2019 and 2018, there were 5,825,230 and 6,468,750 shares of Class B common stock outstanding, respectively.

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

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2019 and 2018, there were no shares of preferred stock issued or outstanding.

Warrants

The Warrants will become exercisable on the later of (i) 30 days after the completion of the Initial Business Combination and (ii) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of the Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Warrants. The Company will use its best efforts to cause the same to become effective, but in no event later than 60 business days after the closing of the Initial Business Combination, and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company’s Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Warrants will expire five years after the completion of the Initial Business Combination or earlier upon redemption or liquidation.

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

The Company may call the Warrants for redemption for cash (except with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Commencing 90 days after the Warrants become exercisable, the Company may redeem the outstanding Warrants (including both the Warrants and the Private Placement Warrants) in whole and not in part, at a price equal to a number of shares of Class A common stock to be determined by reference to the table set forth in the Company’s prospectus relating to the Initial Public Offering based on the redemption date and the “fair market value” of the Company’s Class A common stock, upon a minimum of 30 days’ prior written notice of redemption and if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted per share splits, share dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders. The “fair market value” of the Company’s Class A common stock is the average last reported sale price of the Company’s Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Warrants.

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

NOTE 7.   FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

December 31, 2019
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money market fund	$236,054,346	$—	$—

As of December 31, 2019, the investments held in the Trust Account were comprised solely of U.S. treasury securities.

NOTE 8.   INCOME TAXES

The income tax provision (benefit) consists of the following:

	December 31,
	2019	2018
Current
Federal	$768,006	$—
State	—	—
Deferred
Federal	—	—
State	—	—
Income tax provision expense	$768,006	$—

The Company’s net deferred tax assets are as follows:

	December 31,
	2019	2018
Deferred tax asset
Net operating loss carryforward	$—	$—
Startup/Organizational Costs	118,728	124
Total deferred tax assets	118,728	124
Valuation Allowance	(118,728)	(124)
Deferred tax asset, net of allowance	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2019, the valuation allowance was approximately $119,000.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	2019	2018
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Federal tax rate change	0.0%	0.0%
Valuation allowance	3.8%	(21.0)%
Income tax provision expense	24.8%	0.0%

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company evaluated subsequent events and transactions that occurred after December 31, 2019, the balance sheet date, up to the date that the audited financial statements were available to be issued. Based upon these evaluations, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A	Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current officers and directors are as follows:

Name	Age	Position
Vincent T. Cubbage*	55	Chief Executive Officer, President and Chairman of the Board of Directors
Stephen Pang*(1)	38	Chief Financial Officer and Director
Andrew J. Orekar	43	Independent Director
Frank M. Semple	68	Independent Director
Sidney L. Tassin	63	Independent Director
Steven C. Schnitzer*	57	Vice President, General Counsel and Secretary
Darrell Brock, Jr.*	54	Vice President, Business Development

(1)	On January 23, 2020, Connie Savage resigned as Chief Financial Officer and Chief Accounting Officer of the Company and the board of directors of the Company appointed Stephen Pang as Chief Financial Officer of the Company.

*	Denotes an executive officer.

Vincent T. Cubbage — Chief Executive Officer, President and Chairman of the Board of Directors. Mr. Cubbage has served as our Chief Executive Officer, President and director since November 2018 and as Chairman of our Board of Directors since the completion of our Initial Public Offering on March 4, 2019. He has served as Managing Director – Private Energy of Tortoise Capital Advisors, L.L.C. since January 2019. Mr. Cubbage has served as the Chief Executive Officer and a member of the Board of Managers of Lightfoot Capital Partners GP LLC, the general partner of Lightfoot Capital Partners, LP, from its formation in 2006 through its wind-up in December 2019. He served as Chief Executive Officer, Director and Chairman of the Board of Arc Logistics GP LLC, the general partner of Arc Logistics Partners LP (NYSE: ARCX), formerly a publicly traded partnership engaged in the midstream business, from October 2013 to the date of its sale in December 2017. From 2007 to 2011, Mr. Cubbage also served on the board of managers of the general partner of International Resources Partners LP, a private partnership founded by Lightfoot Capital that was engaged in the mining of natural resources. Prior to founding Lightfoot Capital, Mr. Cubbage was a Senior Managing Director and Head of the Midstream sector in the Investment Banking Division of Banc of America Securities from 1998 to 2006. Before joining Banc of America Securities, Mr. Cubbage was a Vice President at Salomon Smith Barney in the Global Energy and Power Group where he worked from 1994 to 1998. Mr. Cubbage received an M.B.A. from the American Graduate School of International Management and a B.A. from Eastern Washington University.

We believe Mr. Cubbage’s extensive knowledge of the energy industry, as well as his substantial business, leadership and management experience, including serving on the board of directors of a publicly traded partnership, bring important and valuable skills to our board of directors.

Stephen Pang — Chief Financial Officer and Director. Mr. Pang has served as a director since the completion of our Initial Public Offering on March 4, 2019 and has served as our Chief Financial Officer since January 2020. Mr. Pang is a Managing Director and Portfolio Manager at Tortoise, and is responsible for Tortoise’s public and private direct investments across its energy strategies, where he has served as Vice President of Tortoise Pipeline & Energy Fund, Inc., a closed-end fund, since May 2017. Prior to joining Tortoise in 2014, Mr. Pang was a Director in Credit Suisse Securities (USA) LLC’s Equity Capital Markets Group. Before joining Credit Suisse Securities (USA) LLC in 2012, he spent eight years in Citigroup Global Markets Inc.’s Investment Banking Division, where he focused on equity underwriting and corporate finance in the energy sector. Since October 2019, Mr. Pang has served as a member of the board of managers of Mexico Pacific Limited LLC. Mr. Pang received a B.S. in Business Administration from the University of Richmond and is a CFA charterholder.

We believe Mr. Pang’s extensive background in capital markets, finance and investing in the energy industry brings important and valuable skills to our board of directors.

Andrew J. Orekar — Director. Mr. Orekar has served as a director since the completion of our Initial Public Offering on March 4, 2019. Mr. Orekar is the Chief Executive Officer of GasLog Partners LP. He has held the position of Chief Executive Officer since the partnership’s initial public offering in 2014 and was appointed a Director in 2016. Prior to joining GasLog Partners LP, Mr. Orekar served as Managing Director at Goldman Sachs & Co. LLC, where he advised global natural resources and energy companies on mergers and acquisitions, corporate finance and capital markets transactions. Mr. Orekar joined Goldman Sachs & Co. LLC in 1998 and held positions of increasing responsibility within the Investment Banking Division during his 15-year career, and was appointed Managing Director in 2009. Mr. Orekar received a B.S. in Finance and a B.A. in English from the University of Pennsylvania.

We believe Mr. Orekar’s extensive background in capital markets, finance and mergers and acquisitions in the energy industry, as well as his substantial experience and knowledge in the operations and management of a publicly traded partnership, brings important and valuable skills to our board of directors.

Frank M. Semple — Director. Mr. Semple has served as a director since the completion of our Initial Public Offering on March 4, 2019. Mr. Semple is the retired Chairman, President and Chief Executive Officer of MarkWest Energy Partners, L.P. Mr. Semple joined MarkWest Energy Partners, L.P. in 2003 as President and Chief Executive Officer and was elected Chairman of the Board in 2008. Prior to joining MarkWest Energy Partners, L.P., Mr. Semple completed a 22-year career with The Williams Companies, Inc. and WilTel Communications Group Inc., where he held various officer positions. Prior to his time at The Williams Companies, Inc., Mr. Semple served as an officer in the U.S. Navy submarine force from 1974 to 1980. Mr. Semple also serves on the Board of Directors of the general partner of MPLX LP and served on the Board of Directors of the general partner of Andeavor Logistics LP from October 2018 to July 2019. Mr. Semple is also invited to attend meetings of the board of directors of Marathon Petroleum Corporation in his capacity as a board observer on behalf of MPLX LP. Mr. Semple earned a B.S. in Mechanical Engineering from the United States Naval Academy and completed the Program for Management Development at Harvard Business School.

We believe Mr. Semple’s significant experience in operations, strategic planning, finance and corporate governance matters brings important and valuable skills to our board of directors.

Sidney L. Tassin — Director. Mr. Tassin has served as a director since the completion of our Initial Public Offering on March 4, 2019. Mr. Tassin is the founder and President of Carta Energy LLC, a firm that originates private equity investments in the energy field. Prior to founding Carta Energy LLC in 2006, Mr. Tassin was President and a founding partner of Energy Spectrum Capital LP, a private equity fund in the energy industry, from its inception in 1996 until 2006. Prior to founding Energy Spectrum Capital LP, Mr. Tassin held executive financial positions with MESA Inc. and predecessor companies from 1980 to 1994, including serving as chief financial officer from 1989 to 1994. Prior to joining MESA Inc., Mr. Tassin was a CPA with Arthur Andersen & Co. in Houston where he worked in the Audit Division, specializing in energy companies from 1977 to 1980. Mr. Tassin served as a Director of Arc Logistics GP LLC, the general partner of Arc Logistics Partners LP (NYSE: ARCX), formerly a publicly traded partnership engaged in the midstream business, from November 2013 to the date of its sale in December 2017, serving as lead director, chair of the audit committee and chair of the conflicts committee. Mr. Tassin also served as a Director of Clipper Windpower Plc from 2002 to 2011 and was a member of the audit committee. In addition, Mr. Tassin served as a Director of Bayard Drilling Technologies, Inc. from 1998 to 2000 and was a member of the audit committee. Mr. Tassin received a B.A. in Accounting from Northeast Louisiana University.

We believe Mr. Tassin’s substantial experience and knowledge regarding financial issues related to energy companies and the energy industries, as well as his experience serving on audit committees, brings important and valuable skills to our board of directors.

Steven C. Schnitzer — Vice President, General Counsel and Secretary. Mr. Schnitzer has served as our Vice President, General Counsel and Secretary since the completion of our Initial Public Offering on March 4, 2019 and has served as Director and Private Energy – General Counsel of Tortoise Capital Advisors, L.L.C. since January 2019. Mr. Schnitzer served as Senior Vice President, General Counsel and Secretary of Lightfoot Capital Partners GP LLC, the general partner of Lightfoot Capital Partners, LP, from February 2014 through its wind-up in December 2019, and served as Senior Vice President, General Counsel and Secretary of Arc Logistics GP LLC, the general partner of Arc Logistics Partners LP, formerly a publicly traded partnership (NYSE: ARCX), from February 2014 until its sale in December 2017. Prior to joining Lightfoot Capital Partners GP LLC, Mr. Schnitzer practiced law with the firm of Katten Muchin Rosenman LLP, where he served as the Chair of the Corporate Group of the firm’s Washington, DC office from 2001 to January 2014 and specialized in corporate law, including mergers and acquisitions, corporate finance and securities matters. Prior to joining Katten Muchin Rosenman LLP, Mr. Schnitzer was an Associate from 1994 and a Partner from 1997 to 2000 in the Corporate Group of Crowell & Moring LLP in Washington, DC. Prior to joining Crowell & Moring LLP, Mr. Schnitzer was an Associate from 1988 to 1994 in the Corporate Finance Department of Debevoise & Plimpton LLP in New York City. Mr. Schnitzer received a Bachelor of Arts from the University of Maryland and a Juris Doctor degree from Touro College Jacob D. Fuchsberg Law Center, where he graduated cum laude and served as Editor-in-Chief of the law review.

Darrell Brock, Jr. — Vice President, Business Development. Mr. Brock has served as our Vice President of Business Development since the completion of our Initial Public Offering on March 4, 2019 and has served as Director – Private Energy of Tortoise Capital Advisors, L.L.C. since January 2019. Mr. Brock served as a Vice President of Lightfoot Capital Partners GP LLC and as Vice President of Business Development of Arc Logistics GP LLC, the general partner of Arc Logistics Partners LP (NYSE: ARCX), formerly a publicly traded partnership engaged in the midstream business, from July 2014 until the sale of Arc Logistics Partners LP in December 2017. From 2010 to June 2014, Mr. Brock served as a consultant to Arc Logistics GP LLC and Lightfoot Capital Partners GP LLC. Prior to joining Arc Logistics GP LLC, Mr. Brock was a Managing Partner at The Cumberland Group from 2009 to 2014. From 2007 to 2009, Mr. Brock was President and Chief Executive Officer of the midstream company DTX Oil, LLC. Mr. Brock served as Commissioner of the Kentucky Governor’s Office of Development from 2003 to 2005, where he oversaw state infrastructure and development, and also served as Senior Policy Advisor to the Governor. Mr. Brock received a B.B.A. in Accounting and an M.B.A. from Eastern Kentucky University.

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Stephen Pang, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Andrew J. Orekar and Frank M. Semple, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Vincent T. Cubbage and Sidney L. Tassin, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A under the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation and nominating and corporate governance committees of a listed company be comprised solely of independent directors. The charter of each committee is available on our website.

Audit Committee

Our board of directors has established an audit committee of the board of directors. Sidney L. Tassin, Frank M. Semple and Andrew J. Orekar serve as members of our audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Sidney L. Tassin, Frank M. Semple and Andrew J. Orekar are independent.

Sidney L. Tassin serves as chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Sidney L. Tassin qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Our board of directors has adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

Compensation Committee

Our board of directors has established a compensation committee of the board of directors. Sidney L. Tassin, Frank M. Semple and Andrew J. Orekar serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Sidney L. Tassin, Frank M. Semple and Andrew J. Orekar are independent. Andrew J. Orekar serves as chair of the compensation committee.

Our board of directors has adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

Our board of directors has established a nominating and corporate governance committee of the board of directors. Sidney L. Tassin, Frank M. Semple and Andrew J. Orekar serve as members of our nominating and corporate governance committee. Frank M. Semple serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee are to assist the board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

●	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE.

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the stockholders. The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of any class of equity security which is registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to us, we believe that, during the year ended December 31, 2019, our directors, officers and ten percent holders complied with all filing requirements under Section 16(a) of the Exchange Act, with the following exception: our Sponsor had one delinquent Form 4 filing on May 6, 2019 relating to the forfeiture of certain shares of Class B common stock for cancellation following the partial exercise of the over-allotment option granted to the underwriters in our Initial Public Offering.

Code of Ethics and Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees. We filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement related to our Initial Public Offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us in writing at 5100 W. 115th Place, Leawood, KS or by telephone at (913) 981-1020. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Tortoise manages several investment vehicles. Tortoise and its affiliates may compete with us for acquisition opportunities. If these entities or companies decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Tortoise may be suitable for both us and for current or future Tortoise Funds and may be directed to such affiliates rather than to us. Neither Tortoise nor members of our management team who are also employed by Tortoise have any obligation to present us with any opportunity for a potential business combination of which they become aware. Tortoise and/or our management, in their capacities as partners, officers or employees of Tortoise or in their other endeavors, may be required to present potential business combinations to the related entities described above, current or future affiliates of Tortoise, or third parties, before they present such opportunities to us.

Notwithstanding the foregoing, we may pursue an Affiliated Joint Acquisition opportunity with any affiliates of Tortoise or the Tortoise Funds. Such entities may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Each of our officers and directors presently has, and any of them in the future may have additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our Sponsor, officers and directors may become involved with subsequent blank check companies similar to our company, although they have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months after the closing of our Initial Public Offering. Investors and potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any Founder Shares held by them if we fail to consummate our initial business combination within 24 months after the closing of our Initial Public Offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. Furthermore, our initial stockholders have agreed not to transfer, assign or sell any Founder Shares held by them until one year after the date of the consummation of our initial business combination or earlier if, subsequent to our initial business combination, (i) the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the Class A common stock underlying such warrants will not be transferable, assignable or saleable until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or from an independent accounting firm that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our Sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, we pay an amount equal to $10,000 per month to our Sponsor for office space, utilities, secretarial support and administrative services provided to us. On March 29, 2019, our Sponsor assigned all of its rights, interests and obligations under the administrative services agreement to Tortoise Capital Advisors, L.L.C.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public stockholders for a vote, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. Our initial stockholders have agreed to vote any Founder Shares held by them and any public shares held by them in favor of our initial business combination, and our officers and directors have also agreed to vote any public shares held by them in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11.	Executive Compensation.

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we have agreed to pay our Sponsor (or an affiliate thereof) a total of $10,000 per month for office space, utilities, secretarial support and administrative services. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation or tender offer materials (as applicable) furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 20, 2020 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our named executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the public warrants or the Private Placement Warrants.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Tortoise Sponsor LLC (our Sponsor)(2)(3)	4,439,605	15.2%
Adage Capital Partners, L.P.(4)	2,025,000	7.0%
Alyeska Investment Group, L.P.(5)	1,500,000	5.2%
Deep Basin Capital LP(6)	1,500,000	5.2%
Karpus Management, Inc.(7)	1,463,405	5.0%

Vincent T. Cubbage	25,000	*
Stephen Pang	5,000	*
Andrew J. Orekar	40,000	*
Frank M. Semple	40,000	*
Sidney L. Tassin	40,000	*
Steven C. Schnitzer	5,000	*
Darrell Brock, Jr.	5,000	*
All directors and executive officers as a group (7 individuals)	160,000	*

*	Less than one percent.
(1)	This table is based on 29,126,147 shares of common stock outstanding at March 20, 2020, of which 23,300,917 were shares of Class A common stock and 5,825,230 were shares of Class B common stock. Unless otherwise noted, the business address of each of the following entities or individuals is 5100 W. 115th Place, Leawood, KS 66211.
(2)	Interests shown consist solely of Founder Shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment.
(3)	Tortoise Sponsor LLC is the record holder of the shares reported herein. Tortoise Borrower LLC is the managing member of Tortoise Sponsor LLC. Tortoise Parent Holdco LLC is the sole member of Tortoise Borrower LLC, and Tortoise Investments, LLC is the sole member of Tortoise Parent Holdco LLC. Tortoise Investments, LLC is controlled by a board of directors, which consists of Jeffrey Lovell, Robert M. Belke, Brad Armstrong, H. Kevin Birzer, Gary P. Henson and Brad Hilsabeck. Accordingly, the members of the board of directors of Tortoise Investments, LLC may be deemed to have or share beneficial ownership of the common stock held directly by Tortoise Sponsor LLC. In addition, Vincent T. Cubbage, Stephen Pang, Steven C. Schnitzer and Darrell Brock, Jr. are members of Tortoise Sponsor LLC. Mr. Cubbage, Mr. Pang, Mr. Schnitzer and Mr. Brock have no voting or dispositive power over such securities and hereby disclaim beneficial ownership of such securities.
(4)	According to a Schedule 13G filed with the SEC on March 11, 2019 on behalf of Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Robert Atchinson and Phillip Gross, the shares reported herein are directly owned by Adage Capital Partners, L.P. Adage Capital Partners GP, L.L.C. is the general partner of Adage Capital Partners, L.P., Adage Capital Advisors, L.L.C. is the managing member of Adage Capital Partners GP, L.L.C., and Messrs. Atchinson and Gross are managing members of Adage Capital Advisors, L.L.C. Adage Capital Partners, L.P. has the power to dispose of and the power to vote the shares of common stock beneficially owned by it, which power may be exercised by its general partner, Adage Capital Partners GP, L.L.C. Adage Capital Advisors, L.L.C., as managing member of Adage Capital Partners GP, L.L.C., directs Adage Capital Partners GP, L.L.C.’s operations. Messrs. Atchinson and Gross, as managing members of Adage Capital Advisors, L.L.C., have shared power to vote the shares of common stock beneficially owned by Adage Capital Partners, L.P. The business address of this stockholder is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.
(5)	According to a Schedule 13G filed with the SEC on February 14, 2020 on behalf of Alyeska Investment Group, L.P., Alyeska Fund GP, LLC, Alyeska Fund 2 GP, LLC and Anand Parekh. The business address of this stockholder is 77 West Wacker Drive, 7th Floor, Chicago, IL 60601.
(6)	According to a Schedule 13G/A filed with the SEC on February 14, 2020, Deep Basin Capital LP acts as investment manager to, and exercises investment discretion with respect to the shares of common stock directly owned by, a number of accounts and investment vehicles. Accordingly, Deep Basin Capital LP may be deemed to have or share beneficial ownership of the shares reported herein. The business address of this stockholder is 484 Pacific Street, Floor 2, Stamford, CT 06902.
(7)	According to a Schedule 13G filed with the SEC on February 14, 2020 on behalf of Karpus Management, Inc. d/b/a Karpus Investment Management, the shares of common stock reported herein are held by certain accounts managed by Karpus Management, Inc. The business address of this stockholder is 183 Sully’s Trail, Pittsford, NY 14534.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

In November 2018, 5,750,000 Founder Shares were issued to our Sponsor in exchange for a capital contribution of $25,000, or approximately $0.004 per share. In February 2019, we effected a stock dividend with respect to our Class B common stock of 718,750 shares thereof, resulting in our Sponsor holding an aggregate of 6,468,750 Founder Shares. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of our Initial Public Offering. In February 2019, our Sponsor transferred 1,265,625 Founder Shares to Tortoise Borrower. In connection with the closing of our Initial Public Offering, Tortoise Borrower transferred 1,265,625 Founder Shares to Atlas Point Fund pursuant to the Forward Purchase Agreement and our Sponsor transferred 40,000 Founder Shares to each of our independent directors. In March 2019, the underwriters of our Initial Public Offering partially exercised their over-allotment option and waived the remainder of their over-allotment option. In connection therewith, our Sponsor forfeited 643,520 Founder Shares for cancellation by the Company.

Private Placement Warrants

Tortoise Borrower purchased an aggregate of 6,660,183 Private Placement Warrants for a purchase price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of our Initial Public Offering. As such, our Sponsor’s interest in this transaction is valued at approximately $6,660,183. Each Private Placement Warrant entitles the holder to purchase one share of our Class A common stock at $11.50 per share. The Private Placement Warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

Conflicts of Interest

As more fully discussed in “Part III, Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities.

Forward Purchase Agreement

We have entered into a Forward Purchase Agreement pursuant to which Atlas Point Fund, which is a fund managed by CIBC National Trust but is not affiliated with us or our Sponsor, agreed to purchase up to an aggregate maximum amount of $150,000,000 of either (i) a number of Forward Purchase Units for $10.00 per unit or (ii) a number of Forward Purchase Shares for $9.67 per share, in a private placement that will close simultaneously with the closing of our initial business combination. Whether we will issue Atlas Point Fund Forward Purchase Units valued at $10.00 per unit or Forward Purchase Shares valued at $9.67 per share will be determined at our election, and in our sole discretion, at least 10 business days prior to the closing of our initial business combination. Atlas Point Fund’s obligation to purchase the Forward Purchase Securities will, among other things, be conditioned on Atlas Point Fund giving us its irrevocable written consent to purchase the Forward Purchase Securities no later than five days after we notify it of our intention to meet to consider entering into a definitive agreement for a proposed business combination and on a requirement that such initial business combination is approved by a majority of our board and a majority of the independent directors of our board. Atlas Point Fund may grant or withhold its consent to the purchase entirely within its sole discretion. Accordingly, if Atlas Point Fund does not consent to the purchase, it will not be obligated to purchase the Forward Purchase Securities.

The Forward Purchase Warrants will have the same terms as the public warrants and the Forward Purchase Shares will be identical to the shares of Class A common stock included in the Units sold in our Initial Public Offering, except the Forward Purchase Shares and the Forward Purchase Warrants will be subject to transfer restrictions and certain registration rights.

The Forward Purchase Agreement also provides that Atlas Point Fund is entitled to certain registration rights with respect to its Forward Purchase Securities. Additionally, pursuant to the terms of the Forward Purchase Agreement, we have granted Atlas Point Fund the right to appoint a single observer to our board of directors until the consummation of our initial business combination. Such observer will not have voting rights or otherwise have any of the powers of a member of our board of directors.

Administrative Services Agreement

On February 27, 2019, we entered into an administrative services agreement with our Sponsor, pursuant to which we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. On March 29, 2019, our Sponsor assigned all of its rights, interests and obligations under the administrative services agreement to Tortoise Capital Advisors, L.L.C.

Other than these monthly fees, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials (as applicable) furnished to our stockholders. It is unlikely that the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Related Party Loans and Advances

Until the consummation of our Initial Public Offering, our only source of liquidity was an initial sale of Founder Shares to our Sponsor. Additionally, our Sponsor advanced us funds totaling approximately $580,000 to cover expenses related to our Initial Public Offering and certain operating expenses. On March 29, 2019, we repaid our Sponsor in full.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Except as set forth above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement, dated February 27, 2019, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A common stock). The holders of these securities, having a value of at least $25 million in the aggregate, are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (a) in the case of the Founder Shares, on the earlier of (A) one year after the completion of our initial business combination or (B) subsequent to our business combination, (i) if the last sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (ii) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property and (b) in the case of the Private Placement Warrants and the respective Class A common stock underlying such warrants, 30 days after the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Sidney L. Tassin, Frank M. Semple and Andrew J. Orekar are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

For the period from November 7, 2018 (date of inception) through December 31, 2019
Audit Fees(1)	$78,000
Audit-Related Fees(2)	—
Tax Fees(3)	4,500
All Other Fees(4)	—

Total	$82,500

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice, and tax planning.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by our independent registered public accounting firm as provided under the audit committee charter.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K. Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Tortoise Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on March 5, 2019).
3.2	Bylaws of Tortoise Acquisition Corp. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-229537) filed with the SEC on February 6, 2019).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-229537) filed with the SEC on February 6, 2019).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-229537) filed with the SEC on February 6, 2019).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-229537) filed with the SEC on February 6, 2019).
4.4	Warrant Agreement, dated February 27, 2019, between Tortoise Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on March 5, 2019).
4.5*	Description of Securities.
10.1	Letter Agreement, dated February 27, 2019, among Tortoise Acquisition Corp., its officers and directors, Tortoise Sponsor LLC, Tortoise Borrower LLC and Atlas Point Energy Infrastructure Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on March 5, 2019).
10.2	Investment Management Trust Agreement, dated February 27, 2019, between Tortoise Acquisition Corp. and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on March 5, 2019).
10.3	Registration Rights Agreement, dated February 27, 2019, among Tortoise Acquisition Corp., its officers and directors, Tortoise Sponsor LLC, Tortoise Borrower LLC and Atlas Point Energy Infrastructure Fund, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on March 5, 2019).
10.4	Administrative Services Agreement, dated February 27, 2019, between Tortoise Acquisition Corp. and Tortoise Sponsor LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on March 5, 2019).
10.5	Private Placement Warrants Purchase Agreement, dated February 27, 2019, between Tortoise Acquisition Corp. and Tortoise Borrower LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on March 5, 2019).
10.6	Forward Purchase Agreement, dated November 21, 2018, among Tortoise Acquisition Corp., Tortoise Sponsor LLC and Atlas Point Energy Infrastructure Fund, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-229537) filed with the SEC on February 6, 2019).
10.7	Amended and Restated Forward Purchase Agreement, dated February 6, 2019, among Tortoise Acquisition Corp., Tortoise Sponsor LLC and Atlas Point Energy Infrastructure Fund, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-229537) filed with the SEC on February 6, 2019).
10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on March 5, 2019).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TORTOISE ACQUISITION CORP.

Date: March 23, 2020	By:	/s/ Vincent T. Cubbage
Vincent T. Cubbage
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Vincent T. Cubbage	Chief Executive Officer, President and Chairman of the Board of Directors	March 23, 2020
Vincent T. Cubbage	(Principal Executive Officer)

/s/ Stephen Pang	Chief Financial Officer and Director	March 23, 2020
Stephen Pang	(Principal Financial Officer and Principal Accounting Officer)

/s/ Andrew J. Orekar	Director	March 23, 2020
Andrew J. Orekar

/s/ Frank M. Semple	Director	March 23, 2020
Frank M. Semple

/s/ Sidney L. Tassin	Director	March 23, 2020
Sidney L. Tassin