Form 10-Q
period 2020-03-31
Tortoise Acquisition Corp.
filed 2020-05-07
CIK 1759631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 5, 2020, 23,300,917 shares of Class A common stock, par value $0.0001 per share, and 5,825,230 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

TORTOISE ACQUISITION CORP.

Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TORTOISE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets:
Current assets:
Cash	$747,807	$916,226
Prepaid expenses	176,042	178,402
Total current assets	923,849	1,094,628
Investments held in Trust Account	236,613,598	236,054,346
Total assets	$237,537,447	$237,148,974

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$163,477	$8,097
Accrued franchise tax	50,000	200,000
Accrued income tax	104,960	-
Total current liabilities	318,437	208,097
Deferred legal fees associated with initial public offering	150,000	150,000
Deferred underwriting commissions associated with initial public offering	8,128,108	8,128,108
Total liabilities	8,596,545	8,486,205

Commitments
Class A common stock, $0.0001 par value; 22,394,090 and 22,366,276 shares subject to possible redemption at $10.00 per share as of March 31, 2020 and December 31, 2019, respectively	223,940,901	223,662,761

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2020 and December 31, 2019	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 906,827 and 934,641 shares issued and outstanding (excluding 22,394,090 and 22,366,276 shares subject to possible redemption) as of March 31, 2020 and December 31, 2019, respectively	90	93
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,825,230 shares issued and outstanding as of March 31, 2020 and December 31, 2019	583	583
Additional paid-in capital	2,397,398	2,675,535
Retained earnings	2,601,930	2,323,797
Total stockholders' equity	5,000,001	5,000,008
Total Liabilities and Stockholders' Equity	$237,537,447	$237,148,974

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2020	2019
General and administrative expenses	$252,216	$66,076
Administrative expenses - related party	30,000	10,000
Franchise tax expense	50,000	50,000
Loss from operations	(332,216)	(126,076)
Investment income from investments held in Trust Account	759,302	390,506
Income before income tax expense	427,086	264,430
Income tax expense	148,953	71,506
Net income	$278,133	$192,924

Weighted average shares outstanding of Class A common stock	23,300,917	23,300,917
Basic and diluted net income per share, Class A	$0.02	$0.01
Weighted average shares outstanding of Class B common stock	5,825,230	5,825,230
Basic and diluted net income/(loss) per share, Class B	$(0.05)	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the three months ended March 31, 2020
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	earnings	Equity
Balances - December 31, 2019	934,641	$93	5,825,230	$583	$2,675,535	$2,323,797	$5,000,008
Common stock subject to possible redemption	(27,814)	(3)	-	-	(278,137)	-	(278,140)
Net income	-	-	-	-	-	278,133	278,133
Balances - March 31, 2020 (unaudited)	906,827	$90	5,825,230	$583	$2,397,398	$2,601,930	$5,000,001

	For the three months ended March 31, 2019
	Common Stock				Additional	Retained earnings	Total
	Class A		Class B (1)(2)		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances - December 31, 2018	-	$-	6,468,750	$647	$24,353	$(591)	$24,409
Sale of units in initial public offering, gross	23,300,917	2,330	-	-	233,006,840	-	233,009,170
Offering costs	-	-	-	-	(13,355,381)	-	(13,355,381)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	6,660,183	-	6,660,183
Forfeiture of Class B common stock	-	-	(643,520)	(64)	64	-	-
Common stock subject to possible redemption	(22,153,130)	(2,215)	-	-	(221,529,085)	-	(221,531,300)
Net income	-	-	-	-	-	192,924	192,924
Balances - March 31, 2019 (unaudited)	1,147,787	$115	5,825,230	$583	$4,806,974	$192,333	$5,000,005

(1)	Share amounts have been retroactively restated to reflect the stock dividend of 718,750 shares of Class B common stock in February 2019 (see Note 4).

(2)	Share amounts include up to 843,750 shares of Class B common stock that were subject to forfeiture to the extent the over-allotment option was not exercised in full or in part by the underwriters. On March 4, 2019, the underwriters partially exercised their over-allotment option and on March 7, 2019, the underwriters waived the remainder of their over-allotment option. In connection therewith, the Sponsor forfeited 643,520 shares of Class B common stock for cancellation by the Company.

The accompanying notes are an integral part of these unaudited condensed financial statements.

TORTOISE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$278,133	$192,924
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by Sponsor	-	4,218
Investment income from investments held in Trust Account	(759,302)	(390,506)
Changes in operating assets and liabilities:
Prepaid expenses	2,360	(55,213)
Accounts payable	155,380	31,218
Accrued expenses	-	76,853
Accrued franchise tax	(150,000)	50,000
Accrued income tax	104,960	71,506
Net cash used in operating activities	(368,469)	(19,000)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(233,009,170)
Interest released from Trust Account	200,050	-
Net cash provided by/(used in) investing activities	200,050	(233,009,170)

Cash Flows from Financing Activities:
Gross proceeds received from initial public offering	-	233,009,170
Proceeds received from sale of private placement warrants	-	6,660,183
Repayment of note payable to Sponsor	-	(579,658)
Offering costs paid	-	(4,644,633)
Net cash provided by financing activities	-	234,445,062

Net (decrease)/increase in cash	(168,419)	1,416,892
Cash - beginning of the period	916,226	-
Cash - end of the period	$747,807	$1,416,892

Supplemental disclosure of noncash investing and financing activities:
Reduction of accounts payable paid by Sponsor included in note payable	$-	$10,213
Offering costs included in accrued expenses	$-	$85,000
Offering costs included in note payable	$-	$250,997
Deferred underwriting commissions associated with the initial public offering	$-	$8,128,108
Deferred legal fees associated with the initial public offering	$-	$150,000
Prepaid expenses included in note payable	$-	$252,800
Value of common stock subject to possible redemption	$278,140	$221,531,300

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

As of March 31, 2020, the Company had not commenced any operations. All activity for the period from November 7, 2018 (date of inception) to March 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

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

Going Concern Consideration

As of March 31, 2020, the Company had approximately $748,000 of cash in its operating account and approximately $3.6 million of investment income in the Trust Account available to pay franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses).

Through March 31, 2020, the Company’s liquidity needs have been satisfied through a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (as defined below and described in Note 4) to the Sponsor, an approximately $580,000 loan from the Sponsor pursuant to an unsecured promissory note (the “Note”), the net proceeds from the consummation of the Private Placement not held in the Trust Account and an aggregate of approximately $1.01 million of interest income released from the Trust Account since inception to fund franchise and income tax obligations. The Company repaid the Note to the Sponsor in full on March 29, 2019.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected. Additionally, the Company’s ability to complete an Initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an Initial Business Combination in a timely manner. The Company’s ability to consummate an Initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2020.

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

Basic and diluted net income per share of Class A common stock for the three months ended March 31, 2020, and 2019 is calculated by dividing the investment income earned on the investments held in the Trust Account (approximately $759,000 and $391,000, respectively, net of funds available to be withdrawn from the Trust Account for payment of franchise and income taxes, resulting in a total of approximately $560,000 and $193,000, respectively), by the weighted average number of approximately 23.3 million shares of Class A common stock outstanding for the periods. Basic and diluted net loss per share of Class B common stock for the three months ended March 31, 2020 and 2019 is calculated by dividing the net income (approximately $278,000 and $193,000, less income attributable to Class A common stock in the amount of approximately $560,000 and $193,000, resulting in a net loss of approximately $282,000 and $0, respectively), by the weighted average number of 5.8 million shares of Class B common stock outstanding for the periods.

Net income (loss) per share of common stock is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate 18,310,641 shares of Class A common stock in the calculation of diluted loss per share, since inclusion would be anti-dilutive under the treasury stock method as of March 31, 2020.

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

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account are comprised solely of an investment in a money market fund that is comprised of only U.S. treasury securities classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income from investments held in the Trust Account in the accompanying statement of operations. The fair value for trading securities is determined using quoted market prices in active markets.

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

As of March 31, 2020, and December 31, 2019, the recorded values of cash, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of the instruments.

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheet, which management considered in formulating its estimate, could change due to one or more future confirming events. Actual results could differ from estimates.

Offering Costs

Offering costs consist of expenses incurred in connection with preparation of the Initial Public Offering, of which approximately $13.36 million consisted principally of underwriter discounts of $12.77 million (including $8.13 million of which payment is deferred) and approximately $583,000 consisted of professional, printing, filing, regulatory and other costs. These expenses, together with the underwriting discounts and commissions, were charged to equity upon completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying value of redeemable shares of Class A common stock shall be affected by charges against additional paid-in capital. Accordingly, as of March 31, 2020 and December 31, 2019, 22,394,090 and 22,366,276 shares of Class A common stock subject to conditional redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

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

FASB ASC 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

As of March 31, 2020, and December 31, 2019, the Company had gross deferred tax assets related to federal and state net operating loss carryforwards for income tax purposes of approximately $60,000 and $119,000, respectively. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. Any limitation may result in expiration of a portion of the net operating loss before utilization.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets as of March 31, 2020 and December 31, 2019.

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

Administrative Services Agreement

Pursuant to an Administrative Services Agreement between the Company and the Sponsor, dated February 27, 2019 (the “Administrative Services Agreement”), the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the agreement will terminate. The Company incurred $30,000 and $10,000 for expenses in connection with the Administrative Services Agreement for the three months ended March 31, 2020 and 2019, respectively, which is reflected in the accompanying unaudited condensed statements of operations. On March 29, 2019, the Sponsor assigned all of its rights, interests and obligations under the Administrative Services Agreement to Tortoise Capital Advisors, L.L.C.

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

Deferred Legal Fees Associated with the Initial Public Offering

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer half of their fees until the closing of the Initial Business Combination. As of March 31, 2020, the Company recorded an aggregate of $150,000 in connection with such arrangement as deferred legal fees in the accompanying unaudited condensed balance sheets.

6. Stockholders’ Equity

Class A Common Stock

The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2020, and December 31, 2019, there were 23,300,917 shares of Class A common stock issued and outstanding, of which 22,394,090 and 22,366,276 shares of Class A common stock were classified outside of permanent equity, respectively.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote per share of Class B common stock. In November 2018, the Company issued 5,750,000 shares of Class B common stock. In February 2019, the Company effected a stock dividend of 718,750 shares of Class B common stock. As of March 4, 2019, there were 6,468,750 shares of Class B common stock outstanding (up to 843,750 shares of which were subject to forfeiture to the extent the underwriters did not exercise their over-allotment option). On March 4, 2019, the underwriters partially exercised their over-allotment option to purchase 800,917 additional Units. On March 7, 2019, the underwriters waived the remainder of their over-allotment option and in connection therewith, the Sponsor forfeited 643,520 shares of Class B common stock for cancellation by the Company. As of March 31, 2020, and December 31, 2019, there were 5,825,230 shares of Class B common stock outstanding.

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

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2020, and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

7. Fair Value Measurements

The following tables present information about the Company’s assets that are measured on a recurring basis as of March 31, 2020 and December 31, 2019 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

March 31, 2020
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money market fund	$236,613,598	$-	$-

December 31, 2019
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money market fund	$236,054,346	$-	$-

As of March 31, 2020, and December 31, 2019, the investments held in the Trust Account were comprised solely of an investment in a money market fund that is comprised of only U.S. treasury securities.

8. Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were available for issuance require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the proceeds from the sale of the forward purchase securities being available to us;

●	the trust account not being subject to claims of third parties;

●	our financial performance in the future; or

●	our expectation regarding the impact of COVID-19 on our results of operations, financial position and cash flows and ability to complete an initial business combination.

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

On March 4, 2019, simultaneously with the consummation of the Initial Public Offering, we completed the private sale (the “Private Placement”) of 6,660,183 private placement warrants at a purchase price of $1.00 per warrant (the “Private Placement Warrants”) to Tortoise Borrower, LLC, a Delaware limited liability company (“Tortoise Borrower”), and an affiliate of Tortoise Sponsor LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds to us of approximately $6.66 million.

Approximately $233.0 million of the net proceeds from our Initial Public Offering and the Private Placement has been deposited in a trust account established for the benefit of our public stockholders (the “Trust Account”).

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

In connection with our Initial Public Offering, Atlas Point Energy Infrastructure Fund, LLC (“Atlas Point Fund”), which is a fund managed by CIBC National Trust but is not affiliated with us or our Sponsor, entered into an amended and restated forward purchase agreement  (the “Forward Purchase Agreement”) with us that provides for the purchase by Atlas Point Fund of up to an aggregate maximum amount of $150,000,000 of either (i) a number of units (the “Forward Purchase Units”), consisting of one share of Class A common stock (the “Forward Purchase Shares”) and one-half of one redeemable warrant (the “Forward Purchase Warrants”), for $10.00 per unit or (ii) a number of Forward Purchase Shares for $9.67 per share (such Forward Purchase Shares valued at $9.67 per share or the Forward Purchase Units, as the case may be, the “Forward Purchase Securities”), in a private placement that will close simultaneously with the closing of our Initial Business Combination. Whether we will issue Atlas Point Fund Forward Purchase Units valued at $10.00 per unit or Forward Purchase Shares valued at $9.67 per share will be determined at our election, and in our sole discretion, at least 10 business days prior to the closing of our Initial Business Combination. The Forward Purchase Agreement is subject to conditions, including Atlas Point Fund giving us its irrevocable written consent to purchase the Forward Purchase Securities no later than five days after we notify Atlas Point Fund of our intention to meet to consider entering into a definitive agreement for a proposed Initial Business Combination. Atlas Point Fund may grant or withhold its consent to the purchase entirely within its sole discretion. Accordingly, if Atlas Point Fund does not consent to the purchase, it will not be obligated to purchase the Forward Purchase Securities.

We are currently in the process of locating suitable targets for an Initial Business Combination. We intend to effectuate an Initial Business Combination using cash from the proceeds of our Initial Public Offering, the Private Placement, the private placement of Forward Purchase Securities, and from additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt. We are pursuing acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. From time to time, we may enter into non-binding letters of intent, but we are currently not subject to any definitive merger or acquisition (or similar) agreement with respect to any business combination. However, we cannot assure you that we will identify any suitable target candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.

Results of Operations

We have neither engaged in any significant operations nor generated any operating revenue to date. Our only activities from inception through the IPO Closing Date related to our formation and our Initial Public Offering. Although we have not generated operating revenue, we have generated non-operating income in the form of investment income from investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company, as well as costs in the pursuit of our acquisition plans.

For the three months ended March 31, 2020, we had net income of approximately $278,000, which consisted of approximately $759,000 in investment income, offset by approximately $252,000 in general and administrative expenses, $30,000 in related-party administrative expenses, $50,000 in franchise tax expense and approximately $149,000 in income tax expense.

For the three months ended March 31, 2019, we had net income of approximately $193,000, which consisted of approximately $391,000 in investment income, offset by approximately $66,000 in general and administrative expenses, $10,000 in related-party administrative expenses, $50,000 in franchise tax expense and approximately $72,000 in income tax expense.

Going Concern Consideration

Until the consummation of our Initial Public Offering, our only source of liquidity was an initial sale of shares of Class B common stock (the “Founder Shares”), par value $0.0001 per share, to our Sponsor. Additionally, our Sponsor advanced us funds totaling approximately $580,000 pursuant to an unsecured promissory note (the “Note”) to cover expenses related to our Initial Public Offering and certain operating expenses. On March 29, 2019, we repaid the Note to our Sponsor in full. Subsequent to the IPO Closing Date, our liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account and an aggregate of approximately $1.01 million of interest income released from the Trust Account since inception to fund income tax and franchise tax payments.

As of March 31, 2020, we had approximately $748,000 of cash in our operating account and approximately $3.6 million of investment income earned from investments held in the Trust Account that may be released to us to pay our franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses).

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected. Additionally, our ability to complete an Initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an Initial Business Combination in a timely manner. Our ability to consummate an Initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

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

Administrative Services Agreement

Pursuant to an administrative services agreement between us and our Sponsor dated February 27, 2019 (the “Administrative Services Agreement”), we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the Initial Business Combination or our liquidation, the agreement will terminate. We incurred $30,000 and $10,000 for expenses in connection with the Administrative Services Agreement for the 3 months ended March 31, 2020 and 2019, respectively, which is reflected in the accompanying unaudited condensed statements of operations. On March 29, 2019, our Sponsor assigned all of its rights, interests and obligations under the Administrative Services Agreement to Tortoise Capital Advisors, L.L.C.

Critical Accounting Policies and Estimates

Investments Held in Trust Account

Our portfolio of investments held in the Trust Account are comprised solely of an investment in a money market fund that is comprised of only U.S. treasury securities classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income from investments held in the Trust Account in our statement of operations. The fair value for trading securities is determined using quoted market prices in active markets.

Class A Common Stock Subject to Possible Redemption

We account for the Class A common stock subject to possible redemption in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. We recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying value of redeemable shares of Class A common stock are affected by charges against additional paid-in capital. Accordingly, as of March 31, 2020, 22,394,090 shares of Class A common stock subject to conditional redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact of this standard on our financial statements and related disclosures.

We do not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2020, and December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of March 31, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 27, 2019, we entered into the Administrative Services Agreement with our Sponsor, pursuant to which we have agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the Initial Business Combination or our liquidation, the agreement will terminate. On March 29, 2019, our Sponsor assigned all of its rights, interests and obligations under the Administrative Services Agreement to Tortoise Capital Advisors, L.L.C.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

As of March 31, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 23, 2020 (“2019 Annual Report”). Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Except as set forth below, there have been no material changes in the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2019 Annual Report.

Our search for a business combination may be materially adversely affected by the recent COVID-19 outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the WHO declared the COVID-19 outbreak a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to the COVID-19 outbreak. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The COVID-19 outbreak has adversely affected economies and the financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not the COVID-19 outbreak materially adversely affects their business operations.  Additionally, our ability to complete an Initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an Initial Business Combination in a timely manner. Our ability to consummate an Initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn. The extent to which the COVID-19 outbreak may impact our search for an Initial Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 outbreak and any further actions taken by governmental authorities to contain the COVID-19 outbreak or treat its impact, among others. If the disruptions posed by the COVID-19 outbreak or other matters of global concern continue for an extensive period of time, our ability to consummate an Initial Business Combination may be materially adversely affected.

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

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Tortoise Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on March 5, 2019).
3.2	Bylaws of Tortoise Acquisition Corp. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-229537) filed with the SEC on February 6, 2019).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of May, 2020.

TORTOISE ACQUISITION CORP.

/s/ Vincent T. Cubbage
Name:	Vincent T. Cubbage
Title:	President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen Pang
Name:	Stephen Pang
Title:	Chief Financial Officer (Principal Financial Officer)