Form 10-Q
period 2020-06-30
Tortoise Acquisition Corp.
filed 2020-08-06
CIK 1759631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 4, 2020, 23,300,917 shares of Class A common stock, par value $0.0001 per share, and 5,825,230 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

TORTOISE ACQUISITION CORP.

Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

TORTOISE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets:
Current assets:
Cash	$231,081	$916,226
Prepaid expenses	124,168	178,402
Total current assets	355,249	1,094,628
Investments held in Trust Account	236,643,898	236,054,346
Total assets	$236,999,147	$237,148,974

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,898,863	$8,097
Accrued franchise tax	20,000	200,000
Accrued income tax	118,406	—
Total current liabilities	2,037,269	208,097
Deferred legal fees associated with initial public offering	150,000	150,000
Deferred underwriting commissions associated with initial public offering	8,128,108	8,128,108
Total liabilities	10,315,377	8,486,205

Commitments and Contingencies
Class A common stock, $0.0001 par value; 22,168,376 and 22,366,276 shares subject to possible redemption at $10.00 per share as of June 30, 2020 and December 31, 2019, respectively	221,683,760	223,662,761

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,132,541 and 934,641 shares issued and outstanding (excluding 22,168,376 and 22,366,276 shares subject to possible redemption) as of June 30, 2020 and December 31, 2019, respectively	113	93
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,825,230 shares issued and outstanding as of June 30, 2020 and December 31, 2019	583	583
Additional paid-in capital	4,654,516	2,675,535
Retained earnings	344,798	2,323,797
Total stockholders’ equity	5,000,010	5,000,008
Total Liabilities and Stockholders’ Equity	$236,999,147	$237,148,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TORTOISE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
General and administrative expenses	$2,273,986	$153,340	$2,526,202	$219,416
Administrative expenses - related party	30,000	30,000	60,000	40,000
Franchise tax expense	50,000	50,000	100,000	100,000
Loss from operations	(2,353,986)	(233,340)	(2,686,202)	(359,416)
Investment income from investments held in Trust Account	110,300	1,306,019	869,602	1,696,525
Income/(loss) before income tax expense	(2,243,686)	1,072,679	(1,816,600)	1,337,109
Income tax expense	13,446	263,764	162,399	335,270
Net income/(loss)	$(2,257,132)	$808,915	$(1,978,999)	$1,001,839

Weighted average shares outstanding of Class A common stock	23,300,917	23,300,917	23,300,917	23,300,917
Basic and diluted net income per share, Class A	$0.00	$0.03	$0.03	$0.04
Weighted average shares outstanding of Class B common stock	5,825,230	5,825,230	5,825,230	5,825,230
Basic and diluted net income/(loss) per share, Class B	$(0.40)	$—	$(0.44)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TORTOISE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Six Months Ended June 30, 2020
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	earnings	Equity
Balances - December 31, 2019	934,641	$93	5,825,230	$583	$2,675,535	$2,323,797	$5,000,008
Common stock subject to possible redemption	(27,814)	(3)	—	—	(278,137)	—	(278,140)
Net income	—	—	—	—	—	278,133	278,133
Balances - March 31, 2020 (unaudited)	906,827	$90	5,825,230	$583	$2,397,398	$2,601,930	$5,000,001
Common stock subject to possible redemption	225,714	23	—	—	2,257,118	—	2,257,141
Net loss	—	—	—	—	—	(2,257,132)	(2,257,132)
Balances - June 30, 2020 (unaudited)	1,132,541	$113	5,825,230	$583	$4,654,516	$344,798	$5,000,010

	For the Six Months Ended June 30, 2019
	Common Stock				Additional	Retained earnings	Total
	Class A		Class B (1)(2)		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balances - December 31, 2018	—	$—	6,468,750	$647	$24,353	$(591)	$24,409
Sale of units in initial public offering, gross	23,300,917	2,330	—	—	233,006,840	—	233,009,170
Offering costs	—	—	—	—	(13,355,381)	—	(13,355,381)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	6,660,183	—	6,660,183
Forfeiture of Class B common stock	—	—	(643,520)	(64)	64	—	—
Common stock subject to possible redemption	(22,153,130)	(2,215)	—	—	(221,529,085)	—	(221,531,300)
Net income	—	—	—	—	—	192,924	192,924
Balances - March 31, 2019 (unaudited)	1,147,787	$115	5,825,230	$583	$4,806,974	$192,333	$5,000,005
Common stock subject to possible redemption	(80,891)	(8)	—	—	(808,902)	—	(808,910)
Net income	—	—	—	—	—	808,915	808,915
Balances - June 30, 2019 (unaudited)	1,066,896	$107	5,825,230	$583	$3,998,072	$1,001,248	$5,000,010

(1)	Share amounts have been retroactively restated to reflect the stock dividend of 718,750 shares of Class B common stock in February 2019 (see Note 4).

(2)	Share amounts include up to 843,750 shares of Class B common stock that were subject to forfeiture to the extent the over-allotment option was not exercised in full or in part by the underwriters. On March 4, 2019, the underwriters partially exercised their over-allotment option and on March 7, 2019, the underwriters waived the remainder of their over-allotment option. In connection therewith, the Sponsor forfeited 643,520 shares of Class B common stock for cancellation by the Company.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TORTOISE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(1,978,999)	$1,001,839
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by Sponsor	—	4,218
Investment income from investments held in Trust Account	(869,602)	(1,696,525)
Changes in operating assets and liabilities:
Prepaid expenses	54,234	9,668
Accounts payable	1,890,766	29,032
Accrued expenses	—	56,853
Accrued franchise tax	(180,000)	100,000
Accrued income tax	118,406	29,270
Net cash used in operating activities	(965,195)	(465,645)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(233,009,170)
Interest released from Trust Account	280,050	306,000
Net cash provided by/(used in) investing activities	280,050	(232,703,170)

Cash Flows from Financing Activities:
Gross proceeds received from initial public offering	—	233,009,170
Proceeds received from sale of private placement warrants	—	6,660,183
Repayment of note payable to Sponsor	—	(579,658)
Offering costs paid	—	(4,644,633)
Net cash provided by financing activities	—	234,445,062

Net increase/(decrease) in cash	(685,145)	1,276,247
Cash - beginning of the period	916,226	—
Cash - end of the period	$231,081	$1,276,247

Supplemental disclosure of noncash investing and financing activities:
Reduction of accounts payable paid by Sponsor included in note payable	$—	$10,213
Offering costs included in accrued expenses	$—	$85,000
Offering costs included in note payable	$—	$250,997
Deferred underwriting commissions associated with the initial public offering	$—	$8,128,108
Deferred legal fees associated with the initial public offering	$—	$150,000
Prepaid expenses included in note payable	$—	$252,800
Change in value of common stock subject to possible redemption	$1,979,001	$222,340,210

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TORTOISE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2020, the Company had not commenced any operations. All activity for the period from November 7, 2018 (date of inception) to June 30, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the identification and evaluation of prospective acquisition targets for an Initial Business Combination, including the Proposed Transactions (as defined below), and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on investments from the net proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

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

On June 18, 2020, the Company, SHLL Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Hyliion Inc., a Delaware corporation (“Hyliion”), entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement”). See “—Proposed Business Combination” below for further discussion of the Business Combination Agreement.

Proposed Business Combination

Business Combination Agreement

On June 18, 2020, the Company, Merger Sub and Hyliion entered into the Business Combination Agreement, pursuant to which Merger Sub agreed to merge with and into Hyliion (the “Merger,” together with the other transactions related thereto, the “Proposed Transactions”), with Hyliion surviving the Merger as a wholly owned subsidiary of the Company (the “Surviving Corporation”). Hyliion designs, develops and sells electrified powertrain solutions that can be installed on Class 8 trucks from most major commercial vehicle original equipment manufacturers. Hyliion’s headquarters are located in Cedar Park, Texas.

At the closing of the proposed Merger (the “Closing”), 100,000,000 shares of the Company’s Class A common stock will be issued to new holders (the “Historical Rollover Stockholders”) in the business combination in exchange for all outstanding shares of Hyliion common stock, or reserved for issuance in respect of new Hyliion options issued in exchange for outstanding pre-merger Hyliion options.

As described below in “—Amendment to IPO Forward Purchase Agreement,” concurrent with the Closing, Atlas Point Fund agreed to purchase from the Company 1,750,000 Forward Purchase Units (as defined below), consisting of 1,750,000 shares of the Company’s Class A common stock and warrants to purchase 875,000 shares of the Company’s Class A common stock, for an aggregate purchase price of $17,500,000, pursuant to the FPA Amendment (as defined below). Additionally, other investors have committed to purchase from the Company 30,750,000 shares of the Company’s Class A common stock, for an aggregate purchase price of $307,500,000.

The Closing will occur as promptly as practicable, but in no event later than three business days following the satisfaction or waiver of all of the closing conditions.

Stockholder Support Agreement

Contemporaneously with the execution of the Business Combination Agreement, on June 18, 2020, the Company entered into the Stockholder Support Agreement (the “Stockholder Support Agreement”) pursuant to which certain of the Hyliion stockholders agreed to vote all of their shares of Hyliion common stock and Hyliion preferred stock in favor of the approval and adoption of the business combination and the Business Combination Agreement. Additionally, such Hyliion stockholders agreed not to (a) sell, assign, transfer (including by operation of law), pledge, dispose of, permit to exist any material lien with respect to or otherwise encumber any of their shares of Hyliion common stock and Hyliion preferred stock (or enter into any arrangement with respect thereto), subject to certain exceptions, or (b) deposit any of their shares of Hyliion common stock and Hyliion preferred stock into a voting trust or enter into any voting arrangement that is inconsistent with the Stockholder Support Agreement.

A&R Registration Rights Agreement

In connection with the Closing, the Company will enter into an amended and restated registration rights agreement (the “A&R Registration Rights Agreement”) with the Sponsor, Tortoise Borrower and certain of the Historical Rollover Stockholders (collectively, the “Holders”), pursuant to which the Holders will be entitled to registration rights. Pursuant to the A&R Registration Rights Agreement, the Company will agree that, within 30 calendar days after the consummation of the business combination, the Company will file with the SEC (at its sole cost and expense) a registration statement registering the resale of certain of the Holders’ securities of the Company (collectively, the “Registrable Securities”), and the Company will use its reasonable best efforts to have such registration statement declared effective by the SEC as soon as reasonably practicable after the filing thereof. Certain of the Holders will be granted demand underwritten offering registration rights and all of the Holders will be granted piggyback registration rights.

The A&R Registration Rights Agreement will terminate upon the earlier of (a) ten years following the Closing or (b) the date as of which the Holders cease to hold any Registrable Securities.

Lock-Up Agreement

In connection with the Closing, certain existing Hyliion investors will agree, subject to certain exceptions, not to (a) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act and the rules and regulations of the SEC promulgated thereunder, any shares of Class A common stock held by them immediately after the effective time of the Merger (the “Effective Time”), or issuable upon the exercise of options to purchase shares of Class A common stock held by them immediately after the Effective Time, or securities convertible into or exercisable or exchangeable for Class A common stock held by them immediately after the Effective Time, (b) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of such shares of Class A common stock or securities convertible into or exercisable or exchangeable for Class A common stock, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise or (c) publicly announce any intention to effect any transaction specified in clause (a) or (b) until 180 days after the closing date. Thereafter until two years after the closing date, subject to certain exceptions, Thomas Healy will also agree not to transfer more than 10% of the number of shares of Class A common stock held by him immediately after the Effective Time, or issuable upon the exercise of options to purchase shares of Class A common stock held by him immediately after the Effective Time

Proposed Second Amended and Restated Charter

Pursuant to the terms of the Business Combination Agreement, upon the Closing, the Company will amend and restate its Charter to, among other things, (a) increase the number of authorized shares of Class A common stock from 200,000,000 shares to 250,000,000 shares, (b) reclassify the Company’s board of directors, (c) eliminate certain provisions in the Charter relating to an Initial Business Combination that will no longer be applicable following the Closing, (d) change the post-combination company’s name to “Hyliion Holdings Corp.” and (e) make certain other changes that the Company’s board of directors deems appropriate for a public operating company.

Subscription Agreements

In connection with the execution of the Business Combination Agreement, on June 18, 2020, the Company entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and the Company agreed to sell to the Subscribers, an aggregate 30,750,000 shares of Class A common stock issued in the PIPE Financing (“PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $307,500,000 million in the private offering of securities of the Surviving Corporation to certain investors in connection with the business combination (“PIPE Financing”). The Company agreed to give certain customary registration rights to the Subscribers with respect to the PIPE Shares pursuant to the Subscription Agreements.

Pursuant to the registration rights granted to the Subscribers in connection with the Subscription Agreements, the Surviving Corporation will be obligated, subject to the terms thereof and in the manner contemplated thereby, to file a registration statement registering for resale under the Securities Act all of the PIPE Shares acquired by the Subscribers within 30 days after the consummation of the business combination, and to use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (a) the 60th day following the Closing and (b) the tenth business day after the date the Surviving Corporation is notified by the SEC that such registration statement will not be reviewed or will not be subject to further review.

The closing of the sale of the PIPE Shares pursuant to the Subscription Agreements is expected to occur immediately prior to the Closing and is contingent upon, among other customary closing conditions, the satisfaction or waiver of all conditions precedent to the Closing. The purpose of the PIPE Financing is to raise additional capital for use by the post-combination company following the Closing.

Stockholders Rights Agreement

On June 18, 2020, Vincent T. Cubbage, Stephen Pang, certain stockholders of Hyliion and the Company entered into the Stockholder Rights Agreement (the “Stockholders Rights Agreement”), pursuant to which the Company agreed to take all necessary action so that immediately after the Effective Time, the board of directors, including its committees, is comprised of the individuals set forth in the Business Combination Agreement. Pursuant to the Stockholders Rights Agreement, the Surviving Corporation will also take all necessary action to cause its board of directors to nominate and recommend for election at its annual meeting of stockholders in 2021 Vincent T. Cubbage and Thomas Healy. The stockholders party to the Stockholders Rights Agreement agreed to vote in favor of Messrs. Cubbage and Healy at the annual meeting of stockholders in 2021.

Amendment to IPO Forward Purchase Agreement

On June 18, 2020, Atlas Point Fund, the Company and Sponsor entered into the First Amendment to Amended and Restated Forward Purchase Agreement, which amends the IPO Forward Purchase Agreement (the “FPA Amendment”). Pursuant to the FPA Amendment, Atlas Point Fund agreed to purchase 1,750,000 units (“Forward Purchase Units”), consisting of 1,750,000 shares of Class A common stock and warrants (“Forward Purchase Warrants”) to purchase 875,000 shares of Class A common stock, for an aggregate purchase price of $17,500,000. At the Closing, if (a) Atlas Point Fund does not fund the $17,500,000 purchase price, Atlas Point Fund will transfer 900,000 Founder Shares back to Tortoise Borrower, such that Atlas Point Fund will retain 365,625 Founder Shares and (b) if Atlas Point Fund does fund the $17,500,000 purchase price, Atlas Point Fund will transfer 894,375 Founder Shares back to Tortoise Borrower. The shares of Class A common stock purchased as part of the Forward Purchase Units will be identical to the shares of Class A common stock included in the units sold in the Initial Public Offering, except the shares comprising the Forward Purchase Units will be subject to transfer restrictions and certain registration rights. Each whole Forward Purchase Warrant is exercisable to purchase one share of Class A common stock at $11.50 per share. The Forward Purchase Warrants will have the same terms as the public warrants, except that the Forward Purchase Warrants are subject to transfer restrictions and certain registration rights.

Going Concern Consideration

As of June 30, 2020, the Company had approximately $231,000 of cash in its operating account, a working capital deficit of approximately $1.7 million, and approximately $3.6 million of investment income in the Trust Account available to pay franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses).

Through June 30, 2020, the Company’s liquidity needs have been satisfied through a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares (as defined below and described in Note 4) to the Sponsor, an approximately $580,000 loan from the Sponsor pursuant to an unsecured promissory note (the “Note”), the net proceeds from the consummation of the Private Placement not held in the Trust Account and an aggregate of approximately $1.1 million of interest income released from the Trust Account since inception to fund franchise and income tax obligations. The Company repaid the Note to the Sponsor in full on March 29, 2019.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the working deficit, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 4, 2021.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2020.

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

Net Income (Loss) Per Share of Common Stock

The Company’s unaudited condensed consolidated statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share.

Basic and diluted net income per share of Class A common stock for the three months ended June 30, 2020, and 2019 is calculated by dividing the investment income earned on the investments held in the Trust Account (approximately $110,000 and $1.3 million, respectively, net of funds available to be withdrawn from the Trust Account for payment of franchise and income taxes, resulting in a total of approximately $47,000 and $809,000, respectively), by the weighted average number of approximately 23.3 million shares of Class A common stock outstanding for the periods. Basic and diluted net loss per share of Class B common stock for the three months ended June 30, 2020 and 2019 is calculated by dividing the net loss of approximately $2.3 million and net income of $809,000, less income attributable to Class A common stock in the amount of approximately $47,000 and $809,000, resulting in a net loss of approximately $2.3 million and $0, respectively, by the weighted average number of 5.8 million shares of Class B common stock outstanding for the periods.

Basic and diluted net income per share of Class A common stock for the six months ended June 30, 2020, and 2019 is calculated by dividing the investment income earned on the investments held in the Trust Account (approximately $870,000 and $1.7 million, respectively, net of funds available to be withdrawn from the Trust Account for payment of franchise and income taxes, resulting in a total of approximately $607,000 and $1.0 million, respectively), by the weighted average number of approximately 23.3 million shares of Class A common stock outstanding for the periods. Basic and diluted net loss per share of Class B common stock for the six months ended June 30, 2020 and 2019 is calculated by dividing the net loss of approximately $2.0 million and net income of $1.0 million, less income attributable to Class A common stock in the amount of approximately $607,000 and $1.0 million, resulting in a net loss of approximately $2.0 million and $0, respectively, by the weighted average number of 5.8 million shares of Class B common stock outstanding for the periods.

The Company has not considered the effect of the Warrants sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate 18,310,641 shares of Class A common stock in the calculation of diluted loss per share, since inclusion would be anti-dilutive under the treasury stock method as of June 30, 2020.

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

Investments Held in Trust Account

Investments held in the Trust Account are classified as trading securities and are comprised solely of an investment in a money market fund that invests only in U.S. treasury securities. Trading securities are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income from investments held in the Trust Account in the accompanying unaudited condensed consolidated statement of operations. The fair value for trading securities is determined using quoted market prices in active markets.

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

As of June 30, 2020, and December 31, 2019, the recorded values of cash, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of the instruments.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated balance sheet and the reported amounts of revenues and expenses during the reporting period. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated balance sheet, which management considered in formulating its estimate, could change due to one or more future confirming events. Actual results could differ from estimates.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying value of redeemable shares of Class A common stock shall be affected by charges against additional paid-in capital. Accordingly, as of June 30, 2020 and December 31, 2019, 22,168,376 and 22,366,276 shares of Class A common stock subject to conditional redemption, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed consolidated balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed consolidated balance sheets carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income during the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

As of June 30, 2020, and December 31, 2019, the Company had gross deferred tax assets related to federal and state net operating loss carryforwards for income tax purposes of approximately $662,000 and $119,000, respectively. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred. Following the Merger, the Company anticipates that its net operating loss carryforwards and certain other tax attributes (such as losses and deductions that have accrued in the current year prior to the Merger) will be subject to limitation under Section 382 of the Internal Revenue Code as a result of an “ownership change” by reason of the Merger. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, any limitation on the use of net operating losses under Section 382 of the Internal Revenue Code, and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets as of June 30, 2020 and December 31, 2019.

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

Administrative Services Agreement

Pursuant to an Administrative Services Agreement between the Company and the Sponsor, dated February 27, 2019 (the “Administrative Services Agreement”), the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the agreement will terminate. The Company incurred $30,000 and $30,000 for expenses in connection with the Administrative Services Agreement for the three months ended June 30, 2020 and 2019, respectively, which is reflected in the accompanying unaudited condensed consolidated statements of operations. The Company incurred $60,000 and $40,000 for expenses in connection with the Administrative Services Agreement for the six months ended June 30, 2020 and 2019, respectively, which is reflected in the accompanying unaudited condensed consolidated statements of operations. On March 29, 2019, the Sponsor assigned all of its rights, interests and obligations under the Administrative Services Agreement to Tortoise Capital Advisors, L.L.C.

5. Commitments & Contingencies

IPO Forward Purchase Agreement

The Company entered into an amended and restated forward purchase agreement (the “IPO Forward Purchase Agreement”) with Atlas Point Fund, pursuant to which Atlas Point Fund, which is a fund managed by CIBC National Trust but is not affiliated with the Company or the Sponsor, agreed to purchase up to an aggregate maximum amount of $150,000,000 of either (i) a number of units (the “IPO Forward Purchase Units”), consisting of one share of Class A common stock (the “IPO Forward Purchase Shares”) and one-half of one redeemable warrant (the “IPO Forward Purchase Warrants”), for $10.00 per unit or (ii) a number of IPO Forward Purchase Shares for $9.67 per share (such IPO Forward Purchase Shares valued at $9.67 per share or the IPO Forward Purchase Units, as the case may be, the “IPO Forward Purchase Securities”), in a private placement that will close simultaneously with the closing of the Initial Business Combination. The IPO Forward Purchase Warrants will have the same terms as the Warrants and the IPO Forward Purchase Shares will be identical to the shares of Class A common stock included in the Units sold in the Initial Public Offering, except the IPO Forward Purchase Shares and the IPO Forward Purchase Warrants will be subject to transfer restrictions and certain registration rights. The proceeds from the sale of the IPO Forward Purchase Securities may be used as part of the consideration to the sellers in the Initial Business Combination, and any excess funds may be used for the working capital needs of the post-transaction company. This agreement is independent of the percentage of stockholders electing to redeem their Public Shares and may provide the Company with an increased minimum funding level for the Initial Business Combination. The IPO Forward Purchase Agreement is subject to conditions, including Atlas Point Fund giving the Company its irrevocable written consent to purchase the IPO Forward Purchase Securities no later than five days after the Company notifies it of the Company’s intention to meet to consider entering into a definitive agreement for a proposed Initial Business Combination. Atlas Point Fund may grant or withhold its consent to the purchase entirely within its sole discretion. Accordingly, if Atlas Point Fund does not consent to the purchase, it will not be obligated to purchase the IPO Forward Purchase Securities.

On June 18, 2020, Atlas Point Fund and the Company entered into the FPA Amendment. See “Proposed Business Combination—Amendment to IPO Forward Purchase Agreement” in Note 1.

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

In connection with the Closing, the Company will enter into the A&R Registration Rights Agreement. See “Proposed Business Combination—A&R Registration Rights Agreement” in Note 1.

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

Deferred Legal Fees Associated with the Initial Public Offering

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer half of their fees until the closing of the Initial Business Combination. As of June 30, 2020, the Company recorded an aggregate of $150,000 in connection with such arrangement as deferred legal fees in the accompanying unaudited condensed consolidated balance sheets.

6. Stockholders’ Equity

Class A Common Stock

The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2020, and December 31, 2019, there were 23,300,917 shares of Class A common stock issued and outstanding, of which 22,168,376 and 22,366,276 shares of Class A common stock were classified outside of permanent equity, respectively.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote per share of Class B common stock. In November 2018, the Company issued 5,750,000 shares of Class B common stock. In February 2019, the Company effected a stock dividend of 718,750 shares of Class B common stock. As of March 4, 2019, there were 6,468,750 shares of Class B common stock outstanding (up to 843,750 shares of which were subject to forfeiture to the extent the underwriters did not exercise their over-allotment option). On March 4, 2019, the underwriters partially exercised their over-allotment option to purchase 800,917 additional Units. On March 7, 2019, the underwriters waived the remainder of their over-allotment option and in connection therewith, the Sponsor forfeited 643,520 shares of Class B common stock for cancellation by the Company. As of June 30, 2020, and December 31, 2019, there were 5,825,230 shares of Class B common stock outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law or stock exchange rule; provided that only holders of Class B common stock have the right to vote on the election of the Company’s directors prior to the Initial Business Combination.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the Initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (excluding the IPO Forward Purchase Securities and any shares or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2020, and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

7. Fair Value Measurements

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 by level within the fair value hierarchy.

June 30, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
Money Market Fund	$236,643,898	$—	$—
Total	$236,643,898	$—	$—

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
Money Market Fund	$236,054,346	$—	$—
Total	$236,054,346	$—	$—

As of June 30, 2020, and December 31, 2019, the investments held in the Trust Account were comprised solely of an investment in a money market fund that invests only in U.S. treasury securities.

8. Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed consolidated financial statements were available for issuance require potential adjustment to or disclosure in the unaudited condensed consolidated financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we,” “us,” “our” or the “Company” are to Tortoise Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination, including the Proposed Transactions (as defined and described herein);

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the proceeds from the sale of the forward purchase securities being available to us;

●	the trust account not being subject to claims of third parties;

●	our financial performance in the future; or

●	our expectation regarding the impact of COVID-19 on our results of operations, financial position and cash flows and ability to complete an initial business combination.

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

In connection with our Initial Public Offering, Atlas Point Energy Infrastructure Fund, LLC (“Atlas Point Fund”), which is a fund managed by CIBC National Trust but is not affiliated with us or our Sponsor, entered into an amended and restated forward purchase agreement  (the “IPO Forward Purchase Agreement”) with us that provides for the purchase by Atlas Point Fund of up to an aggregate maximum amount of $150,000,000 of either (i) a number of units (the “IPO Forward Purchase Units”), consisting of one share of Class A common stock (the “IPO Forward Purchase Shares”) and one-half of one redeemable warrant (the “IPO Forward Purchase Warrants”), for $10.00 per unit or (ii) a number of Forward Purchase Shares for $9.67 per share (such IPO Forward Purchase Shares valued at $9.67 per share or the IPO Forward Purchase Units, as the case may be, the “IPO Forward Purchase Securities”), in a private placement that will close simultaneously with the closing of our Initial Business Combination. Whether we will issue Atlas Point Fund IPO Forward Purchase Units valued at $10.00 per unit or IPO Forward Purchase Shares valued at $9.67 per share will be determined at our election, and in our sole discretion, at least 10 business days prior to the closing of our Initial Business Combination. The IPO Forward Purchase Agreement is subject to conditions, including Atlas Point Fund giving us its irrevocable written consent to purchase the IPO Forward Purchase Securities no later than five days after we notify Atlas Point Fund of our intention to meet to consider entering into a definitive agreement for a proposed Initial Business Combination. Atlas Point Fund may grant or withhold its consent to the purchase entirely within its sole discretion. Accordingly, if Atlas Point Fund does not consent to the purchase, it will not be obligated to purchase the IPO Forward Purchase Securities.

We are currently in the process of locating suitable targets for an Initial Business Combination. We intend to effectuate an Initial Business Combination using cash from the proceeds of our Initial Public Offering, the Private Placement, the private placement of IPO Forward Purchase Securities, and from additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt. We are pursuing acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. From time to time, we may enter into non-binding letters of intent, but we are currently not subject to any definitive merger or acquisition (or similar) agreement with respect to any business combination. However, we cannot assure you that we will identify any suitable target candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.

Proposed Business Combination

Business Combination Agreement

On June 18, 2020, the Company, SHLL Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Hyliion Inc., a Delaware corporation (“Hyliion”), entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement”), pursuant to which Merger Sub agreed to merge with and into Hyliion (the “Merger,” together with the other transactions related thereto, the “Proposed Transactions”), with Hyliion surviving the Merger as a wholly owned subsidiary of the Company (the “Surviving Corporation”). Hyliion designs, develops and sells electrified powertrain solutions that can be installed on Class 8 trucks from most major commercial vehicle original equipment manufacturers. Hyliion’s headquarters are located in Cedar Park, Texas.

At the closing of the proposed Merger (the “Closing”), 100,000,000 shares of our Class A common stock will be issued to the new holders (the “Historical Rollover Stockholders”) in the business combination in exchange for all outstanding shares of Hyliion common stock, or reserved for issuance in respect of new Hyliion options issued in exchange for outstanding pre-merger Hyliion options.

As described below in “—Amendment to IPO Forward Purchase Agreement”, concurrent with the Closing, Atlas Point Fund agreed to purchase 1,750,000 Forward Purchase Units (as defined below) from us, consisting of 1,750,000 shares of our Class A common stock and warrants to purchase 875,000 shares of our Class A common stock, for an aggregate purchase price of $17,500,000, pursuant to the FPA Amendment (as defined below). Additionally, other investors have committed to purchase 30,750,000 shares of our Class A common stock, for an aggregate purchase price of $307,500,000.

In connection with the Proposed Transactions, the Company filed with the SEC on July 10, 2020 a preliminary proxy statement for the Company’s stockholders. The Closing will occur as promptly as practicable, but in no event later than three business days following the satisfaction or waiver of all of the closing conditions.

Stockholder Support Agreement

Contemporaneously with the execution of the Business Combination Agreement, on June 18, 2020, the Company entered into the Stockholder Support Agreement (the “Stockholder Support Agreement”) pursuant to which certain of the Hyliion stockholders agreed to vote all of their shares of Hyliion common stock and Hyliion preferred stock in favor of the approval and adoption of the business combination and the Business Combination Agreement. Additionally, such Hyliion stockholders agreed not to (a) sell, assign, transfer (including by operation of law), pledge, dispose of, permit to exist any material lien with respect to or otherwise encumber any of their shares of Hyliion common stock and Hyliion preferred stock (or enter into any arrangement with respect thereto), subject to certain exceptions, or (b) deposit any of their shares of Hyliion common stock and Hyliion preferred stock into a voting trust or enter into any voting arrangement that is inconsistent with the Stockholder Support Agreement.

A&R Registration Rights Agreement

In connection with the Closing, the Company will enter into an amended and restated registration rights agreement (the “A&R Registration Rights Agreement”) with our Sponsor, Tortoise Borrower and certain of the Historical Rollover Stockholders (collectively, the “Holders”), pursuant to which the Holders will be entitled to registration rights. Pursuant to the A&R Registration Rights Agreement, the Company will agree that, within 30 calendar days after the consummation of the business combination, the Company will file with the SEC (at its sole cost and expense) a registration statement registering the resale of certain of the Holders’ securities of the Company (collectively, the “Registrable Securities”), and the Company will use its reasonable best efforts to have such registration statement declared effective by the SEC as soon as reasonably practicable after the filing thereof. Certain of the Holders will be granted demand underwritten offering registration rights and all of the Holders will be granted piggyback registration rights.

The A&R Registration Rights Agreement will terminate upon the earlier of (a) ten years following the Closing or (b) the date as of which the Holders cease to hold any Registrable Securities.

Lock-Up Agreement

In connection with the Closing, certain existing Hyliion investors will agree, subject to certain exceptions, not to (a) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act and the rules and regulations of the SEC promulgated thereunder, any shares of Class A common stock held by them immediately after the effective time of the Merger (the “Effective Time”), or issuable upon the exercise of options to purchase shares of Class A common stock held by them immediately after the Effective Time, or securities convertible into or exercisable or exchangeable for Class A common stock held by them immediately after the Effective Time, (b) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of such shares of Class A common stock or securities convertible into or exercisable or exchangeable for Class A common stock, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise or (c) publicly announce any intention to effect any transaction specified in clause (a) or (b) until 180 days after the closing date. Thereafter until two years after the closing date, subject to certain exceptions, Thomas Healy will also agree not to transfer more than 10% of the number of shares of Class A common stock held by him immediately after the Effective Time, or issuable upon the exercise of options to purchase shares of Class A common stock held by him immediately after the Effective Time

Proposed Second Amended and Restated Charter

Pursuant to the terms of the Business Combination Agreement, upon the Closing, we will amend and restate our Charter to, among other things, (a) increase the number of authorized shares of our Class A common stock from 200,000,000 shares to 250,000,000 shares, (b) reclassify the our board of directors, (c) eliminate certain provisions in the Charter relating to an Initial Business Combination that will no longer be applicable following the Closing, (d) change the post-combination company’s name to “Hyliion Holdings Corp.” and (e) make certain other changes that our board of directors deems appropriate for a public operating company.

Subscription Agreements

In connection with the execution of the Business Combination Agreement, on June 18, 2020, the Company entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and the Company agreed to sell to the Subscribers, an aggregate 30,750,000 shares of Class A common stock issued in the PIPE Financing (“PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $307,500,000 million in the private offering of securities of the Surviving Corporation to certain investors in connection with the business combination (“PIPE Financing”). The Company agreed to give certain customary registration rights to the Subscribers with respect to the PIPE Shares pursuant to the Subscription Agreements.

Pursuant to the registration rights granted to the Subscribers in connection with the Subscription Agreements, the Surviving Corporation will be obligated, subject to the terms thereof and in the manner contemplated thereby, to file a registration statement registering for resale under the Securities Act all of the PIPE Shares acquired by the Subscribers within 30 days after the consummation of the business combination, and to use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (a) the 60th day following the Closing and (b) the tenth business day after the date the Surviving Corporation is notified by the SEC that such registration statement will not be reviewed or will not be subject to further review.

The closing of the sale of the PIPE Shares pursuant to the Subscription Agreements is expected to occur immediately prior to the Closing and is contingent upon, among other customary closing conditions, the satisfaction or waiver of all conditions precedent to the Closing. The purpose of the PIPE Financing is to raise additional capital for use by the post-combination company following the Closing.

Stockholders Rights Agreement

On June 18, 2020, Vincent T. Cubbage, Stephen Pang, certain stockholders of Hyliion and the Company entered into the Stockholder Rights Agreement (the “Stockholders Rights Agreement”), pursuant to which the Company agreed to take all necessary action so that immediately after the Effective Time, the board of directors, including its committees, is comprised of the individuals set forth in the Business Combination Agreement. Pursuant to the Stockholders Rights Agreement, the Surviving Corporation will also take all necessary action to cause its board of directors to nominate and recommend for election at its annual meeting of stockholders in 2021 Vincent T. Cubbage and Thomas Healy. The stockholders party to the Stockholders Rights Agreement agreed to vote in favor of Messrs. Cubbage and Healy at the annual meeting of stockholders in 2021.

Amendment to IPO Forward Purchase Agreement

On June 18, 2020, Atlas Point Fund, the Company and Sponsor entered into the First Amendment to Amended and Restated Forward Purchase Agreement, which amends the IPO Forward Purchase Agreement (the “FPA Amendment”). Pursuant to the FPA Amendment, Atlas Point Fund agreed to purchase 1,750,000 units (“Forward Purchase Units”), consisting of 1,750,000 shares of Class A common stock and warrants (“Forward Purchase Warrants”) to purchase 875,000 shares of Class A common stock, for an aggregate purchase price of $17,500,000. At the Closing, if (a) Atlas Point Fund does not fund the $17,500,000 purchase price, Atlas Point Fund will transfer 900,000 Founder Shares back to Tortoise Borrower, such that Atlas Point Fund will retain 365,625 Founder Shares and (b) if Atlas Point Fund does fund the $17,500,000 purchase price, Atlas Point Fund will transfer 894,375 Founder Shares back to Tortoise Borrower. The shares of Class A common stock purchased as part of the Forward Purchase Units will be identical to the shares of Class A common stock included in the units sold in the Initial Public Offering, except the shares comprising the Forward Purchase Units will be subject to transfer restrictions and certain registration rights. Each whole Forward Purchase Warrant is exercisable to purchase one share of Class A common stock at $11.50 per share. The Forward Purchase Warrants will have the same terms as the public warrants, except that the Forward Purchase Warrants are subject to transfer restrictions and certain registration rights.

Results of Operations

We have neither engaged in any significant operations nor generated any operating revenue to date. Our only activities from inception through the IPO Closing Date related to our formation, our Initial Public Offering and efforts directed toward location a suitable Initial Business Combination. Although we have not generated operating revenue, we have generated non-operating income in the form of investment income from investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company, as well as costs in the pursuit of our acquisition plans, including with respect to the Proposed Transactions.

For the three months ended June 30, 2020, we had net loss of approximately $2.3 million, which consisted of approximately $110,000 in investment income, offset by approximately $2.3 million in general and administrative expenses, $30,000 in related-party administrative expenses, $50,000 in franchise tax expense and approximately $13,000 in income tax expense.

For the three months ended June 30, 2019, we had net income of approximately $809,000, which consisted of approximately $1.3 million in investment income, offset by approximately $153,000 in general and administrative expenses, $30,000 in related-party administrative expenses, $50,000 in franchise tax expense and approximately $264,000 in income tax expense.

For the six months ended June 30, 2020, we had net loss of approximately $2.0 million, which consisted of approximately $870,000 in investment income, offset by approximately $2.5 million in general and administrative expenses, $60,000 in related-party administrative expenses, $100,000 in franchise tax expense and approximately $162,000 in income tax expense.

For the six months ended June 30, 2019, we had net income of approximately $1.0 million, which consisted of approximately $1.7 million in investment income, offset by approximately $219,000 in general and administrative expenses, $40,000 in related-party administrative expenses, $100,000 in franchise tax expense and approximately $335,000 in income tax expense.

Going Concern Consideration

Until the consummation of our Initial Public Offering, our only source of liquidity was an initial sale of shares of Class B common stock (the “Founder Shares”), par value $0.0001 per share, to our Sponsor. Additionally, our Sponsor advanced us funds totaling approximately $580,000 pursuant to an unsecured promissory note (the “Note”) to cover expenses related to our Initial Public Offering and certain operating expenses. On March 29, 2019, we repaid the Note to our Sponsor in full. Subsequent to the IPO Closing Date, our liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account and an aggregate of approximately $1.1 million of interest income released from the Trust Account since inception to fund income tax and franchise tax payments.

As of June 30, 2020, we had approximately $231,000 of cash in our operating account, a working capital deficit of approximately $1.7 million, and approximately $3.6 million of investment income earned from investments held in the Trust Account that may be released to us to pay our franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses).

On June 18, 2020, we entered into the Business Combination Agreement with Merger Sub and Hyliion. See “Proposed Business Combination” above for a description of the Business Combination Agreement.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the working deficit, mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 4, 2021.

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

Administrative Services Agreement

Pursuant to an administrative services agreement between us and our Sponsor dated February 27, 2019 (the “Administrative Services Agreement”), we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the Initial Business Combination or our liquidation, the agreement will terminate. We incurred $30,000 and $30,000 for expenses in connection with the Administrative Services Agreement for the three months ended June 30, 2020 and 2019, respectively, which is reflected in the accompanying unaudited condensed consolidated statements of operations. We incurred $60,000 and $40,000 for expenses in connection with the Administrative Services Agreement for the six months ended June 30, 2020 and 2019, respectively, which is reflected in the accompanying unaudited condensed consolidated statements of operations. On March 29, 2019, our Sponsor assigned all of its rights, interests and obligations under the Administrative Services Agreement to Tortoise Capital Advisors, L.L.C.

Critical Accounting Policies and Estimates

Investments Held in Trust Account

Investments held in the Trust Account are classified as trading securities and are comprised solely of an investment in a money market fund that invests only in U.S. treasury securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income from investments held in the Trust Account in our statement of operations. The fair value for trading securities is determined using quoted market prices in active markets.

Class A Common Stock Subject to Possible Redemption

We account for the Class A common stock subject to possible redemption in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying value of redeemable shares of Class A common stock are affected by charges against additional paid-in capital. Accordingly, as of June 30, 2020, 22,168,376 shares of Class A common stock subject to conditional redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, and December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of June 30, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 27, 2019, we entered into the Administrative Services Agreement with our Sponsor, pursuant to which we have agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. Upon completion of the Initial Business Combination or our liquidation, the agreement will terminate. On March 29, 2019, our Sponsor assigned all of its rights, interests and obligations under the Administrative Services Agreement to Tortoise Capital Advisors, L.L.C.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

As of June 30, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 23, 2020 (“2019 Annual Report”) and Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 filed with the SEC on May 7, 2020. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Except as set forth below, there have been no material changes in the risk factors discussed in Part I, Item 1A “Risk Factors” in our 2019 Annual Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

In November 2018, our Sponsor purchased 5,750,000 Founder Shares for $25,000, or approximately $0.004 per share. The Founder Shares will automatically convert into shares of our Class A common stock at the time of the Initial Business Combination. In February 2019, we effected a stock dividend of 718,750 shares of our Class B common stock, resulting in our Sponsor holding an aggregate of 6,468,750 Founder Shares (up to 843,750 shares of which were subject to forfeiture to the extent the underwriters of our Initial Public Offering did not exercise their over-allotment option). On March 4, 2019, the underwriters partially exercised their over-allotment option and on March 7, 2019, the underwriters waived the remainder of their over-allotment option. In connection therewith, our Sponsor forfeited 643,520 Founder Shares for cancellation by us. On February 27, 2019, our Sponsor transferred 1,265,625 Founder Shares to Tortoise Borrower. On March 4, 2019, Tortoise Borrower transferred 1,265,625 Founder Shares to Atlas Point Fund pursuant to the IPO Forward Purchase Agreement and our Sponsor transferred 40,000 Founder Shares to each of our independent directors. The Founder Shares were issued in connection with our organization pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

On June 18, 2020, Atlas Point Fund, the Company and Sponsor entered into the FPA Amendment. Pursuant to the terms of the FPA Amendment, at the Closing, if (a) Atlas Point Fund does not fund the $17,500,000 purchase price, Atlas Point Fund will transfer 900,000 Founder Shares back to Tortoise Borrower, such that Atlas Point Fund will retain 365,625 Founder Shares and (b) if Atlas Point Fund does fund the $17,500,000 purchase price, Atlas Point Fund will transfer 894,375 Founder Shares back to Tortoise Borrower.

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

Exhibit Number	Description
2.1	Business Combination Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on June 19, 2020).
3.1	Amended and Restated Certificate of Incorporation of Tortoise Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on March 5, 2019).
3.2	Bylaws of Tortoise Acquisition Corp. (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-229537) filed with the SEC on February 6, 2019).
10.1	Stockholder Support Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on June 19, 2020).
10.2	Stockholders Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on June 19, 2020).
10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on June 19, 2020).
10.4	First Amendment to Amended and Restated Forward Purchase Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on June 19, 2020).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of August, 2020.

TORTOISE ACQUISITION CORP.

/s/ Vincent T. Cubbage
Name:	Vincent T. Cubbage
Title:	President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen Pang
Name:	Stephen Pang
Title:	Chief Financial Officer (Principal Financial Officer)