Form 10-Q
period 2020-09-30
Hyliion Holdings Corp.
filed 2020-11-12
CIK 1759631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-38823

HYLIION HOLDINGS CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	83-2538002
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

1202 BMC Drive, Suite 100, Cedar Park, TX	78613
(Address of Principal Executive Offices)	(Zip Code)

(833) 495-4466

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	HYLN	New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	HYLN WS	New York Stock Exchange

As of November 10, 2020, 153,901,829 shares of Common Stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

On October 1, 2020, Tortoise Acquisition Corp., our predecessor company (“Tortoise”), consummated the previously announced business combination (the “Business Combination”) with Hyliion Inc., a Delaware corporation (“Legacy Hyliion”) pursuant to which Legacy Hyliion merged with and into SHLL Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Tortoise (“Merger Sub”), with Legacy Hyliion surviving the merger (the “Merger”, and together with the related transactions, the “Business Combination”). Upon consummation of the Business Combination, Legacy Hyliion became a direct wholly-owned subsidiary of Tortoise, and Tortoise was renamed Hyliion Holdings Corp. (“New Hyliion” or “Hyliion”). Unless stated otherwise, this report contains information about Tortoise before the Business Combination. References to the “Company” in this report refer to Tortoise before the consummation of the Business Combination or New Hyliion after the Business Combination, as the context suggests.

HYLIION HOLDINGS CORP.

(f/k/a TORTOISE ACQUISITION CORP.)

Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

HYLIION HOLDINGS CORP.

(f/k/a TORTOISE ACQUISITION CORP.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets:
Current assets:
Cash	$117,102,142	$916,226
Prepaid expenses	90,886	178,402
Total current assets	117,193,028	1,094,628
Cash and Investments held in Trust Account	236,483,652	236,054,346
Total assets	$353,676,680	$237,148,974

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$3,726,512	$8,097
Accrued expenses	508,300	-
Note payable to Sponsor	120,000	-
Accrued franchise tax	30,000	200,000
Due to Private Placement Investors	117,100,000	-
Total current liabilities	121,484,812	208,097
Deferred legal fees associated with initial public offering	150,000	150,000
Deferred underwriting commissions associated with initial public offering	8,128,108	8,128,108
Total liabilities	129,762,920	8,486,205

Commitments and Contingencies
Class A common stock, $0.0001 par value; 21,891,375 and 22,366,276 shares subject to possible redemption at $10.00 per share as of September 30, 2020 and December 31, 2019, respectively	218,913,750	223,662,761

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2020 and December 31, 2019	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,409,542 and 934,641 shares issued and outstanding (excluding 21,891,375 and 22,366,276 shares subject to possible redemption) as of September 30, 2020 and December 31, 2019, respectively	141	93
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,825,230 shares issued and outstanding as of September 30, 2020 and December 31, 2019	583	583
Additional paid-in capital	7,424,498	2,675,535
(Accumulated deficit) retained earnings	(2,425,212)	2,323,797
Total stockholders’ equity	5,000,010	5,000,008
Total Liabilities and Stockholders’ Equity	$353,676,680	$237,148,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.

(f/k/a TORTOISE ACQUISITION CORP.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
General and administrative expenses	$2,706,764	$124,082	$5,232,966	$343,498
Administrative expenses - related party	30,000	30,000	90,000	70,000
Franchise tax expense	50,000	50,000	150,000	150,000
Loss from operations	(2,786,764)	(204,082)	(5,472,966)	(563,498)
Investment income from investments held in Trust Account	16,754	1,181,406	886,356	2,877,931
Income/(loss) before income tax expense	(2,770,010)	977,324	(4,586,610)	2,314,433
Income tax expense	-	237,595	162,399	572,865
Net income/(loss)	$(2,770,010)	$739,729	$(4,749,009)	$1,741,568

Weighted average shares outstanding of Class A Common Stock	23,300,917	23,300,917	23,300,917	23,300,917
Basic and diluted net income per share, Class A Common Stock	$-	$0.04	$0.02	$0.09
Weighted average shares outstanding of Class B Common Stock	5,825,230	5,825,230	5,825,230	5,825,230
Basic and diluted net (loss) per share, Class B Common Stock	$(0.48)	$(0.03)	$(0.91)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.

(f/k/a TORTOISE ACQUISITION CORP.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Nine Months Ended September 30, 2020
	Common Stock				Additional	Retained Earnings	Total
	Class A		Class B		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2019	934,641	$93	5,825,230	$583	$2,675,535	$2,323,797	$5,000,008
Common stock subject to possible redemption	(27,814)	(3)	-	-	(278,137)	-	(278,140)
Net income	-	-	-	-	-	278,133	278,133
Balances - March 31, 2020	906,827	$90	5,825,230	$583	$2,397,398	$2,601,930	$5,000,001
Common stock subject to possible redemption	225,714	23	-	-	2,257,118	-	2,257,141
Net loss	-	-	-	-	-	(2,257,132)	(2,257,132)
Balances - June 30, 2020	1,132,541	$113	5,825,230	$583	$4,654,516	$344,798	$5,000,010
Common stock subject to possible redemption	277,001	28	-	-	2,769,982	-	2,770,010
Net loss	-	-	-	-	-	(2,770,010)	(2,770,010)
Balances - September 30, 2020	1,409,542	$141	5,825,230	$583	$7,424,498	$(2,425,212)	$5,000,010

	For the Nine Months Ended September 30, 2019
	Common Stock				Additional	Retained Earnings	Total
	Class A		Class B (1)(2)		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2018	-	$-	6,468,750	$647	$24,353	$(591)	$24,409
Sale of units in initial public offering, gross	23,300,917	2,330	-	-	233,006,840	-	233,009,170
Offering costs	-	-	-	-	(13,355,381)	-	(13,355,381)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	6,660,183	-	6,660,183
Forfeiture of Class B common stock	-	-	(643,520)	(64)	64	-	-
Common stock subject to possible redemption	(22,153,130)	(2,215)	-	-	(221,529,085)	-	(221,531,300)
Net income	-	-	-	-	-	192,924	192,924
Balances - March 31, 2019	1,147,787	$115	5,825,230	$583	$4,806,974	$192,333	$5,000,005
Common stock subject to possible redemption	(80,891)	(8)	-	-	(808,902)	-	(808,910)
Net income	-	-	-	-	-	808,915	808,915
Balances - June 30, 2019	1,066,896	$107	5,825,230	$583	$3,998,072	$1,001,248	$5,000,010
Common stock subject to possible redemption	(73,973)	(8)	-	-	(739,722)	-	(739,730)
Net income	-	-	-	-	-	739,729	739,729
Balances - September 30, 2019	992,923	$99	5,825,230	$583	$3,258,350	$1,740,977	$5,000,009

(1)	Share amounts have been retroactively restated to reflect the stock dividend of 718,750 shares of Class B Common Stock in February 2019 (see Note 4).

(2)	Share amounts include up to 843,750 shares of Class B Common Stock that were subject to forfeiture to the extent the over-allotment option was not exercised in full or in part by the underwriters. On March 4, 2019, the underwriters partially exercised their over-allotment option and on March 7, 2019, the underwriters waived the remainder of their over-allotment option. In connection therewith, the Sponsor forfeited 643,520 shares of Class B Common Stock for cancellation by the Company.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.

(f/k/a TORTOISE ACQUISITION CORP.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(4,749,009)	$1,741,568
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by Sponsor	-	4,218
Investment income from investments held in Trust Account	(886,356)	(2,877,931)
Changes in operating assets and liabilities:
Prepaid expenses	87,516	24,278
Accounts payable	3,718,415	11,116
Accrued expenses	508,300	(85,000)
Accrued franchise tax	(170,000)	150,000
Net cash used in operating activities	(1,491,134)	(1,031,751)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(233,009,170)
Interest released from Trust Account	457,050	612,000
Net cash provided by/(used in) investing activities	457,050	(232,397,170)

Cash Flows from Financing Activities:
Proceeds from Private Placement Investors	117,100,000	-
Proceeds from note payable to related parties	120,000	-
Gross proceeds received from initial public offering	-	233,009,170
Proceeds received from sale of private placement warrants	-	6,660,183
Repayment of note payable to Sponsor	-	(579,658)
Offering costs paid	-	(4,644,633)
Net cash provided by financing activities	117,220,000	234,445,062

Net increase in cash	116,185,916	1,016,141
Cash - beginning of the period	916,226	-
Cash - end of the period	$117,102,142	$1,016,141

Supplemental disclosure of noncash investing and financing activities:
Reduction of accounts payable paid by Sponsor included in note payable	$-	$10,213
Offering costs included in accrued expenses	$-	$85,000
Offering costs included in note payable	$-	$250,997
Deferred underwriting commissions associated with the initial public offering	$-	$8,128,108
Deferred legal fees associated with the initial public offering	$-	$150,000
Prepaid expenses included in note payable	$-	$252,800
Change in value of Class A Common Stock subject to possible redemption	$4,749,011	$223,079,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.

(f/k/a TORTOISE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Organization and Business Operations

Organization and General

Hyliion Holdings Corp. (the “Company”) was initially incorporated in Delaware on November 7, 2018 under the name “Tortoise Acquisition Corp.” The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from November 7, 2018 (date of inception) to September 30, 2020 related to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the closing of the Initial Public Offering, the identification and evaluation of prospective acquisition targets for the Initial Business Combination and ongoing administrative and compliance matters. The Company did not generate any operating revenues prior to completion of its Initial Business Combination. The Company generated non-operating income in the form of interest income earned on investments from the net proceeds derived from the Initial Public Offering through the completion of the Initial Business Combination. The Company has selected December 31st as its fiscal year end.

On October 1, 2020 (the “Closing Date”), the Company consummated the merger (the “Closing”) pursuant to that certain Business Combination Agreement and Plan of Reorganization, dated June 18, 2020 (the “Business Combination Agreement”), by and among the Company, SHLL Merger Sub Inc., a wholly owned subsidiary of the Company incorporated in the State of Delaware (“Merger Sub”), and Hyliion Inc., a Delaware corporation (“Legacy Hyliion”). Pursuant to the terms of the Business Combination Agreement, a business combination between the Company and Legacy Hyliion was effected through the merger of Merger Sub with and into Legacy Hyliion, with Legacy Hyliion surviving as the surviving company and as a wholly owned subsidiary of the Company (the “Merger” and, collectively with the other transactions described in the Business Combination Agreement, the “Business Combination”). On the Closing Date, the Company changed its name from Tortoise Acquisition Corp. to Hyliion Holdings Corp. At the effective time of the Merger (the “Effective Time”), each share of common stock of Legacy Hyliion (the “Legacy Hyliion Common Stock”) was converted into and exchanged for 1.45720232 shares (the “Exchange Ratio”) of the Company’s Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”). Pursuant to the Amended and Restated Certificate of Incorporation of the Company, each share of Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock”), converted into one share of Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”), at the Closing. After the Closing and following the effectiveness of the Second Amended and Restated Certificate of Incorporation (the “Second A&R Charter”) of the Company, each share of Class A Common Stock was automatically reclassified, redesignated and changed into one validly issued, fully paid and non-assessable share of common stock, par value $0.0001 per share (the “Common Stock”), without any further action by the Company or any stockholder thereof.

Sponsor and Initial Public Offering

The Company’s sponsor was Tortoise Sponsor LLC, a Delaware limited liability company (the “Sponsor”). As described in Note 3, on March 4, 2019, the Company consummated the Initial Public Offering of 23,300,917 of its units (the “Units”), including 800,917 Units that were issued pursuant to the underwriters’ partial exercise of their over-allotment option, generating gross proceeds of approximately $233.0 million. Each Unit consisted of one share of Class A Common Stock, and one-half of one redeemable warrant (each, a “Warrant” and, collectively, the “Warrants”). As described in Note 4, on March 4, 2019, simultaneously with the closing of the Initial Public Offering, TortoiseEcofin Borrower LLC, a Delaware limited liability company and an affiliate of the Sponsor (f/k/a “Tortoise Borrower LLC” and hereinafter referred to as “Tortoise Borrower”), purchased an aggregate of 6,660,183 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per warrant, generating gross proceeds to the Company of approximately $6.66 million (the “Private Placement”).

The Company financed its Initial Business Combination with proceeds from the Initial Public Offering, the Private Placement, the private placement of forward purchase securities (described in Note 5), and from additional issuances, if any, of the Company’s capital stock, debt or a combination of the foregoing.

HYLIION HOLDINGS CORP.

(f/k/a TORTOISE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, approximately $233.0 million was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The proceeds held in the Trust Account were invested only in U.S. government securities with a maturity of 180 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations. Funds remained in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account were able to be used to pay for business, legal and accounting due diligence on prospective acquisitions and general and administrative expenses. On September 30, 2020, the investments were converted to cash and cash equivalents held in the trust prior to the Closing.

The Company’s amended and restated certificate of incorporation that was in effect at September 30, 2020 provided that, except for the withdrawal of interest to pay franchise and income taxes, none of the funds held in the Trust Account (including the interest earned on the funds in the Trust Account) would be released from the Trust Account until the earlier of: (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of Class A Common Stock included in the Units sold in the Initial Public Offering (the “Public Shares”) that have been properly tendered in connection with a stockholder vote seeking to amend the Company’s amended and restated certificate of incorporation to affect the substance or timing of its obligation to redeem 100% of such Public Shares if it has not consummated an Initial Business Combination within 24 months from the closing of the Initial Public Offering (the “Combination Period”); and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within the Combination Period. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders. The Company filed the Second A&R Charter on October 1, 2020 upon completion of the Business Combination, which was the Initial Business Combination.

Initial Business Combination

The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering were applied toward consummating the Business Combination. The New York Stock Exchange (the “NYSE”) rules require that the Initial Business Combination occur with one or more target businesses that together have a fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting discounts and commissions and taxes payable on the interest earned on the Trust Account) at the time of the agreement to enter into the Initial Business Combination. There Company successfully effected the Initial Business Combination on October 1, 2020.

The Company sought stockholder approval of the Business Combination, which was completed following approval of a majority of the outstanding shares of Class A Common Stock voting in favor.

Stockholders had the right to redeem such holder’s Public Shares for an amount in cash equal to such holder’s pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its franchise and income taxes. As a result, the Public Shares were recorded as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Business Combination

On June 18, 2020, the Company, Merger Sub and Legacy Hyliion, entered into the Business Combination Agreement, pursuant to which Merger Sub merged with and into Legacy Hyliion, with Legacy Hyliion surviving the Merger as a wholly owned subsidiary of the Company. Hyliion designs, develops and sells electrified powertrain solutions that can be installed on Class 8 trucks from most major commercial vehicle original equipment manufacturers. Hyliion’s headquarters are located in Cedar Park, Texas.

At the closing of the proposed Merger, 100,000,000 shares of the Company’s Class A Common Stock were issued to the securityholders of Legacy Hyllion (the “Historical Rollover Stockholders”) in the Business Combination in exchange for all outstanding shares of Legacy Hyliion Common Stock, or reserved for issuance in respect of stock options of New Hyliion issued in exchange for outstanding pre-merger Legacy Hyliion options.

Concurrent with closing of the Merger, an investor purchased from the Company 1,750,000 Units (the “Forward Purchase Units”), consisting of 1,750,000 shares of the Company’s Class A Common Stock (the “Forward Purchase Shares”) and warrants to purchase 875,000 shares of the Company’s Class A Common Stock (the “Forward Purchase Warrants”), for an aggregate purchase price of $17,500,000, pursuant to a forward purchase agreement. Additionally, other investors purchased from the Company 30,750,000 shares of the Company’s Class A Common Stock, for an aggregate purchase price of $307,500,000.

HYLIION HOLDINGS CORP.

(f/k/a TORTOISE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Closing occurred on October 1, 2020 following the satisfaction or waiver of all of the closing conditions.

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

A&R Registration Rights Agreement

In connection with the Closing, the Company entered into an amended and restated registration rights agreement (the “A&R Registration Rights Agreement”) with the Sponsor, Tortoise Borrower and certain of the Historical Rollover Stockholders (collectively, the “Holders”), pursuant to which the Holders are entitled to registration rights. Pursuant to the A&R Registration Rights Agreement, the Company filed with the SEC (at its sole cost and expense) a registration statement registering the resale of certain of the Holders’ securities of the Company (collectively, the “Registrable Securities”), and the Company agreed to use its reasonable best efforts to have such registration statement declared effective by the SEC as soon as reasonably practicable after the filing thereof. Certain of the Holders were granted demand underwritten offering registration rights and all of the Holders were granted piggyback registration rights.

The A&R Registration Rights Agreement will terminate upon the earlier of (a) ten years following the Closing or (b) the date as of which the Holders cease to hold any Registrable Securities.

Lock-Up Agreement

In connection with the Closing, certain existing Hyliion investors agreed, subject to certain exceptions, not to (a) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act and the rules and regulations of the SEC promulgated thereunder, any shares of Class A Common Stock held by them immediately after the Effective Time, or issuable upon the exercise of options to purchase shares of Class A Common Stock held by them immediately after the Effective Time, or securities convertible into or exercisable or exchangeable for Class A Common Stock held by them immediately after the Effective Time, (b) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of such shares of Class A Common Stock or securities convertible into or exercisable or exchangeable for Class A Common Stock, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise or (c) publicly announce any intention to effect any transaction specified in clause (a) or (b) until 180 days after the closing date. Thereafter until two years after the closing date, subject to certain exceptions, Thomas Healy also agreed not to transfer more than 10% of the number of shares of Class A Common Stock held by him immediately after the Effective Time, or issuable upon the exercise of options to purchase shares of Class A Common Stock held by him immediately after the Effective Time.

Second Amended and Restated Charter

Pursuant to the terms of the Business Combination Agreement, upon the Closing, the Company amended and restated its certificate of incorporation to, among other things, (a) increase the number of authorized shares of Class A Common Stock from 200,000,000 shares to 250,000,000 shares, (b) reclassify the Company’s board of directors, (c) eliminate certain provisions in the certificate of incorporation relating to an Initial Business Combination that are no longer applicable following the Closing, (d) change the post-combination company’s name to “Hyliion Holdings Corp.” and (e) make certain other changes that the Company’s board of directors deems appropriate for a public operating company. Following the effectiveness of the Second A&R Charter, each share of Class A Common Stock was automatically reclassified, redesignated and changed into one validly issued, fully paid and non-assessable share of common stock.

HYLIION HOLDINGS CORP.

(f/k/a TORTOISE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subscription Agreements

In connection with the execution of the Business Combination Agreement, on June 18, 2020, the Company entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of investors (each a “Subscriber”), pursuant to which the Subscribers agreed to purchase, and the Company agreed to sell to the Subscribers, an aggregate 30,750,000 shares of Class A Common Stock issued in the PIPE Financing (“PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $307,500,000 million in the private offering o certain investors in connection with the Business Combination (“PIPE Financing”). The Company agreed to give certain customary registration rights to the Subscribers with respect to the PIPE Shares pursuant to the Subscription Agreements.

Pursuant to the registration rights granted to the Subscribers in connection with the Subscription Agreements, the Company filed a registration statement registering for resale under the Securities Act all of the PIPE Shares acquired by the Subscribers, and agreed to use commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (a) the 60th day following the Closing and (b) the tenth business day after the date it is notified by the SEC that such registration statement will not be reviewed or will not be subject to further review.

The closing of the sale of the PIPE Shares pursuant to the Subscription Agreements occurred immediately prior to the Closing. The purpose of the PIPE Financing was to raise additional capital for use by the post-combination company following the Closing.

Stockholders Rights Agreement

On June 18, 2020, Vincent T. Cubbage, Stephen Pang, certain stockholders of Hyliion and the Company entered into the Stockholder Rights Agreement (the “Stockholders Rights Agreement”), pursuant to which the Company agreed to take all necessary action so that immediately after the Effective Time, the board of directors, including its committees, is comprised of the individuals set forth in the Business Combination Agreement. Pursuant to the Stockholders Rights Agreement, the Surviving Corporation also took all necessary action to cause its board of directors to nominate and recommend for election at its annual meeting of stockholders in 2021 Vincent T. Cubbage and Thomas Healy. The stockholders party to the Stockholders Rights Agreement agreed to vote in favor of Messrs. Cubbage and Healy at the annual meeting of stockholders in 2021.

Amendment to IPO Forward Purchase Agreement

On June 18, 2020, Atlas Point Energy Infrastructure Fund, LLC (“Atlas Point Fund”), the Company and Sponsor entered into the First Amendment to Amended and Restated Forward Purchase Agreement, which amends the IPO Forward Purchase Agreement (the “FPA Amendment”). Pursuant to the FPA Amendment, Atlas Point Fund purchased 1,750,000 units (“Forward Purchase Units”), consisting of 1,750,000 shares of Class A Common Stock and warrants (“Forward Purchase Warrants”) to purchase 875,000 shares of Class A Common Stock, for an aggregate purchase price of $17,500,000. The shares of Class A Common Stock purchased as part of the Forward Purchase Units were identical to the shares of Class A Common Stock included in the units sold in the Initial Public Offering, except the shares comprising the Forward Purchase Units are subject to transfer restrictions and certain registration rights. Each whole Forward Purchase Warrant is exercisable to purchase one share of Common Stock at $11.50 per share. The Forward Purchase Warrants will have the same terms as the public warrants, except that the Forward Purchase Warrants are subject to transfer restrictions and certain registration rights.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2020.

HYLIION HOLDINGS CORP.

(f/k/a TORTOISE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basic and diluted net income per share of Class A Common Stock for the three months ended September 30, 2020 and 2019 is calculated by dividing the investment income earned on the investments held in the Trust Account (approximately $17,000 and $1.2 million, respectively, net of funds available to be withdrawn from the Trust Account for payment of franchise and income taxes, resulting in a total of $0 and $894,000, respectively), by the weighted average number of approximately 23.3 million shares of Class A Common Stock outstanding for the periods. Basic and diluted net loss per share of Class B Common Stock for the three months ended September 30, 2020 and 2019 is calculated by dividing the net loss of approximately $2.8 million and net income of $740,000, respectively, less income attributable to Class A Common Stock in the amount of approximately $0 and $894,000, respectively, resulting in a net loss of approximately $2.8 million and $0.2 million, respectively, by the weighted average number of 5.8 million shares of Class B Common Stock outstanding for the periods.

Basic and diluted net income per share of Class A Common Stock for the nine months ended September 30, 2020, and 2019 is calculated by dividing the investment income earned on the investments held in the Trust Account (approximately $886,000 and $2.9 million, respectively, net of funds available to be withdrawn from the Trust Account for payment of franchise and income taxes, resulting in a total of approximately $574,000 and $2.2 million, respectively), by the weighted average number of approximately 23.3 million shares of Class A Common Stock outstanding for the periods. Basic and diluted net loss per share of Class B Common Stock for the nine months ended September 30, 2020 and 2019 is calculated by dividing the net loss of approximately $4.7 million and net income of $1.7 million respectively, less income attributable to Class A Common Stock in the amount of approximately $886,000 and $2.2 million respectively, resulting in a net loss of approximately $5.3 million and $0.4 million respectively, by the weighted average number of 5.8 million shares of Class B Common Stock outstanding for the periods.

The Company has not considered the effect of the Warrants sold in the Initial Public Offering and the Private Placement Warrants to purchase an aggregate 18,310,641 shares of Class A Common Stock in the calculation of diluted loss per share because inclusion would be anti-dilutive under the treasury stock method as of September 30, 2020 and 2019.

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

Investments Held in Trust Account

Investments held in the Trust Account at December 31, 2019 are classified as trading securities and are comprised solely of an investment in a money market fund that invests only in U.S. treasury securities. Trading securities are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income from investments held in the Trust Account in the accompanying unaudited condensed consolidated statement of operations. The fair value for trading securities is determined using quoted market prices in active markets. At September 30, 2020, Investments held in Trust Account were held in cash.

HYLIION HOLDINGS CORP.

(f/k/a TORTOISE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2020, and December 31, 2019, the recorded values of cash, prepaid expenses, accounts payable, franchise taxes payable, and accrued expenses approximate their fair values due to the short-term nature of the instruments.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Merger Sub, at September 30, 2020. All significant inter-company transactions and balances have been eliminated in consolidation.

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

HYLIION HOLDINGS CORP.

(f/k/a TORTOISE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounted for its Class A Common Stock subject to possible redemption in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption (if any) were classified as a liability and measured at fair value. Shares of conditionally redeemable Class A Common Stock (including shares of Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) were classified as temporary equity. At all other times, shares of Class A Common Stock were classified as stockholders’ equity. The Company’s Class A Common Stock featured certain redemption rights that were considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company recognized changes in redemption value immediately as they occurred and adjusted the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying value of redeemable shares of Class A Common Stock were affected by charges against additional paid-in capital. Accordingly, as of September 30, 2020 and December 31, 2019, 21,891,375 and 22,366,276 shares of Class A Common Stock subject to conditional redemption, respectively, were presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets. Following completion of the Business Combination and filing of the Second A&R Charter, each share of Class A Common Stock was automatically reclassified, redesignated and changed into one validly issued, fully paid and non-assessable share of Common Stock, without any further action by the Company or any stockholder thereof and there are no longer any shares of Class A Common Stock outstanding.

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

FASB ASC 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

As of September 30, 2020, and December 31, 2019, the Company had gross deferred tax assets related to federal and state net operating loss carryforwards for income tax purposes of approximately $1,082,000 and $119,000, respectively. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code has occurred. Following the Merger, the Company anticipates that its net operating loss carryforwards and certain other tax attributes (such as losses and deductions that have accrued in the current year prior to the Merger) will be subject to limitation under Section 382 of the Internal Revenue Code as a result of an “ownership change” by reason of the Merger. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. Any limitation may result in expiration of a portion of the net operating loss before utilization.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, any limitation on the use of net operating losses under Section 382 of the Internal Revenue Code, and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets as of September 30, 2020 and December 31, 2019.

HYLIION HOLDINGS CORP.

(f/k/a TORTOISE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

3. Initial Public Offering

On March 4, 2019, the Company sold 23,300,917 Units in the Initial Public Offering, including 800,917 Units that were issued pursuant to the underwriters’ partial exercise of their over-allotment option, at a price of $10.00 per Unit, generating gross proceeds of approximately $233.0 million, and incurring offering costs of approximately $13.36 million, inclusive of approximately $8.13 million in deferred underwriting commissions.

Each Unit consists of one share of the Company’s Class A Common Stock, par value $0.0001 per share, and one-half of one redeemable warrant (each, a “Warrant” and, collectively, the “Warrants”). Each whole Warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. No fractional shares will be issued upon separation of the Units and only whole Warrants will trade. Each Warrant became exercisable 30 days after the completion of the Business Combination and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Once the Warrants became exercisable, the Company may redeem the outstanding Warrants in whole, but not in part, at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last reported sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sent the notice of redemption to the warrantholders.

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

4. Related Party Transactions

Founder Shares

In November 2018, the Sponsor paid $25,000 in offering expenses on behalf of the Company in exchange for the issuance of 5,750,000 Founder Shares, or approximately $0.004 per share. In February 2019, the Company effected a stock dividend of 718,750 shares of Class B Common Stock, resulting in the Sponsor holding an aggregate of 6,468,750 Founder Shares (up to 843,750 shares of which were subject to forfeiture to the extent the underwriters did not exercise their over-allotment option). On March 4, 2019, the underwriters partially exercised their over-allotment option and on March 7, 2019, the underwriters waived the remainder of their over-allotment option. In connection therewith, the Sponsor forfeited 643,520 Founder Shares for cancellation by the Company. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the shares of Class A Common Stock issued upon conversion thereof. The Founder Shares were identical to the shares of Class A Common Stock included in the Units sold in the Initial Public Offering except that the Founder Shares are shares of Class B Common Stock which automatically converted into shares of Class A Common Stock at the time of the Initial Business Combination and are subject to certain transfer restrictions, as described in more detail below.

HYLIION HOLDINGS CORP.

(f/k/a TORTOISE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the Initial Business Combination and (ii) subsequent to the Initial Business Combination, (a) if the last reported sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the consummation of the Initial Business Combination, or (b) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Concurrently with the closing of the Initial Public Offering, Tortoise Borrower purchased an aggregate of 6,660,183 Private Placement Warrants at a price of $1.00 per warrant, generating gross proceeds of approximately $6.66 million, in the Private Placement. Each Private Placement Warrant is exercisable for one share of the Company’s common stock at an exercise price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. The Private Placement Warrants are non-redeemable for cash and exercisable on a cashless basis so long as they are held by Tortoise Borrower or its permitted transferees.

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

In August 2020, the Sponsor agreed to loan the Company up to $500,000 pursuant to a non-interest bearing promissory note that is due and payable upon the earlier of the date on which the Company consummates its initial Business Combination and the effective date of the winding up of the Company. At September 30, 2020, $120,000 was outstanding and is included as Note payable to Sponsor on the unaudited condensed balance sheets. On October 1, 2020, in connection with the Closing, the promissory note was paid in full.

Administrative Services Agreement

Pursuant to an Administrative Services Agreement between the Company and the Sponsor, dated February 27, 2019 (the “Administrative Services Agreement”), the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and administrative support. Upon completion of the Initial Business Combination, the agreement terminated. The Company incurred $30,000 for expenses in connection with the Administrative Services Agreement for the three months ended September 30, 2020 and 2019, which are recorded in the accompanying unaudited condensed consolidated statements of operations. The Company incurred $60,000 and $40,000 for expenses in connection with the Administrative Services Agreement for the nine months ended September 30, 2020 and 2019, respectively, which are recorded in the accompanying unaudited condensed consolidated statements of operations. On March 29, 2019, the Sponsor assigned all of its rights, interests and obligations under the Administrative Services Agreement to Tortoise Capital Advisors, L.L.C.

5. Commitments & Contingencies

Forward Purchase Agreement

The Company entered into an amended and restated forward purchase agreement (the “Forward Purchase Agreement”) with Atlas Point Fund, pursuant to which Atlas Point Fund, which is a fund managed by CIBC National Trust but is not affiliated with the Company or the Sponsor, purchased up to an aggregate maximum amount of $150,000,000 of a number of Forward Purchase Units, consisting of one Forward Purchase Shareand one Forward Purchase Warrants, for $10.00 per Unit in a private placement that closed simultaneously with the closing of the Business Combination. The Forward Purchase Warrants have the same terms as the Warrants and the Forward Purchase Shares are identical to the shares of Class A Common Stock included in the Units sold in the Initial Public Offering, except the Forward Purchase Shares and the Forward Purchase Warrants are subject to transfer restrictions and certain registration rights. The proceeds from the sale of the Forward Purchase Securities may be used as part of the consideration to the sellers in the Initial Business Combination, and any excess funds may be used for the working capital needs of the post-transaction company. This agreement is independent of the percentage of stockholders electing to redeem their Public Shares and provided the Company with an increased minimum funding level for the Initial Business Combination.

HYLIION HOLDINGS CORP.

(f/k/a TORTOISE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Registration Rights

The holders of the Founder Shares, the Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, if any, (and any shares of Class A Common Stock issuable upon the exercise of the Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans) are entitled to registration rights pursuant to a registration rights agreement entered into on February 27, 2019 (the “Registration Rights Agreement”). The holders of these securities are entitled to make up to three demands, excluding short-form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an Initial Business Combination. However, the Registration Rights Agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Deferred Legal Fees Associated with the Initial Public Offering

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer half of their fees until the closing of the Initial Business Combination. As of September 30, 2020, the Company recorded an aggregate of $150,000 in connection with such arrangement as deferred legal fees in the accompanying unaudited condensed consolidated balance sheets.

6. Stockholders’ Equity

Class A Common Stock

Pursuant to the amended and restated certificate of incorporation in effect as of September 30, 2020, the Company was authorized to issue 200,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of September 30, 2020, and December 31, 2019, there were 23,300,917 shares of Class A Common Stock issued and outstanding, of which 21,891,375 and 22,366,276 shares of Class A Common Stock were classified outside of permanent equity, respectively.

Class B Common Stock

Pursuant to the amended and restated certificate of incorporation in effect as of September 30, 2020, the Company was authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. Holders of Class B Common Stock were entitled to one vote per share of Class B Common Stock. In November 2018, the Company issued 5,750,000 shares of Class B Common Stock. In February 2019, the Company effected a stock dividend of 718,750 shares of Class B Common Stock. As of March 4, 2019, there were 6,468,750 shares of Class B Common Stock outstanding (up to 843,750 shares of which were subject to forfeiture to the extent the underwriters did not exercise their over-allotment option). On March 4, 2019, the underwriters partially exercised their over-allotment option to purchase 800,917 additional Units. On March 7, 2019, the underwriters waived the remainder of their over-allotment option and in connection therewith, the Sponsor forfeited 643,520 shares of Class B Common Stock for cancellation by the Company. As of September 30, 2020, and December 31, 2019, there were 5,825,230 shares of Class B Common Stock outstanding.

Holders of Class A Common Stock and holders of Class B Common Stock voted together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law or stock exchange rule; provided that only holders of Class B Common Stock had the right to vote on the election of the Company’s directors prior to the Initial Business Combination.

HYLIION HOLDINGS CORP.

(f/k/a TORTOISE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The shares of Class B Common Stock automatically converted into shares of Class A Common Stock at the time of the Business Combination on a one-for-one basis, subject to adjustment. Following the effectiveness of the Second A&R Charter, each share of Class A Common Stock was automatically reclassified, redesignated and changed into one validly issued, fully paid and non-assessable share of Common Stock, without any further action by the Company or its stockholders.

Preferred Stock

Pursuant to the amended and restated certificate of incorporation in effect as of September 30, 2020, the Company was authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020, and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Warrants

The Warrants became exercisable 30 days after the completion of the Business Combination o; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company filed with the SEC a registration statement for the registration, under the Securities Act, of the shares of common stock issuable upon exercise of the Warrants. The Company will use its best efforts to cause the same to become effective, but in no event later than 60 business days after the closing of the Business Combination, and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Company’s common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Warrants will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Warrants, except that the Private Placement Warrants and the shares of common stock issuable upon exercise of the Private Placement Warrants were not transferable, assignable or salable until 30 days after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are non-redeemable for cash and exercisable on a cashless basis so long as they are held by Tortoise Borrower or Tortoise Borrower’s permitted transferees. If the Private Placement Warrants are held by someone other than Tortoise Borrower or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants.

The exercise price and number of shares of common stock issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a share capitalization, or recapitalization, reorganization, merger or consolidation.

The Company may call the Warrants for redemption for cash (except with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per Warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported sale price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrantholders.

Commencing 90 days after the Warrants become exercisable, the Company may redeem the outstanding Warrants (including both the Warrants and the Private Placement Warrants) in whole and not in part, at a price equal to a number of shares of common stock to be determined by reference to the table set forth in the Company’s prospectus relating to the Initial Public Offering based on the redemption date and the “fair market value” of the Company’s common stock, upon a minimum of 30 days’ prior written notice of redemption and if, and only if, the last reported sale price of the Company’s common stock equals or exceeds $10.00 per share (as adjusted per share splits, share dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrantholders. The “fair market value” of the Company’s common stock is the average last reported sale price of the Company’s common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Warrants.

HYLIION HOLDINGS CORP.

(f/k/a TORTOISE ACQUISITION CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

7. Fair Value Measurements

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2019 by level within the fair value hierarchy.

September 30, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
Cash	$236,643,898	$-	$-
Total	$236,643,898	$-	$-

December 31, 2019

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account
Money Market Fund	$236,054,346	$-	$-
Total	$236,054,346	$-	$-

As of September 30, 2020, there was soley cash held in the Trust Account. As of December 31, 2019, the investments held in the Trust Account were comprised solely of an investment in a money market fund that invests only in U.S. treasury securities.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2020 and 2019.

At December 31, 2019, Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as the actual trade data, benchmark yields, quoted market prices from dealers or broker, and other similar sources to determine the fair value of its investments.

8. Subsequent Events

As described in Note 1 and 4, the Company completed its Initial Business Combination on October 1, 2020 and closed on the PIPE Financing and the Forward Unit Purchase. In connection with the closing of the Business Combination, the Company paid the underwriters’ deferred discount of $8.13 million to the underwriters of the Initial Public Offering, the deferred legal fees of $150,000, the promissory note of $120,000 and paid approximately $33,573 to redeem 3,308 shares of Class A Common Stock.

Management has evaluated all other subsequent events to determine if events or transactions occurring through the date the unaudited condensed consolidated financial statements were available for issuance require potential adjustment to or disclosure in the unaudited condensed consolidated financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we,” “us,” “our” or the “Company” are to Hyliion Holdings Corp. (f/k/a Tortoise Acquisition Corp)., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report.

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

Overview

We are a former blank check company incorporated as a Delaware corporation under the name “Tortoise Acquisition Corp.” and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On October, 1, 2020, we consummated our Business Combination with Legacy Hyliion (as defined below).

Recent Developments

Business Combination

On October 1, 2020, we consummated the merger (the “Closing”) pursuant to that certain Business Combination Agreement and Plan of Reorganization, dated June 18, 2020 (the “Business Combination Agreement”), by and among the our company, SHLL Merger Sub Inc., our wholly owned subsidiary incorporated in the State of Delaware (“Merger Sub”), and Hyliion Inc., a Delaware corporation (“Legacy Hyliion”). Pursuant to the terms of the Business Combination Agreement, we effected a business combination with Legacy Hyliion through the merger of Merger Sub with and into Legacy Hyliion, with Legacy Hyliion surviving as the surviving company and as our wholly owned subsidiary (the “Merger” and, collectively with the other transactions described in the Business Combination Agreement, the “Business Combination”). On the Closing Date, we changed our name from Tortoise Acquisition Corp. to Hyliion Holdings Corp. At the effective time of the Merger (the “Effective Time”), each share of Legacy Hyliion Common Stock was converted into and exchanged for 1.45720232 shares (the “Exchange Ratio”) of our Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”). Pursuant to the Amended and Restated Certificate of Incorporation in effect at the Effective Time, each share of Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock”), converted into one share of Class A Common Stockat the Closing. After the Closing and following the effectiveness of our Second Amended and Restated Certificate of Incorporation, each share of Class A Common Stock was automatically reclassified, redesignated and changed into one validly issued, fully paid and non-assessable share of our Common Stock, par value $0.0001 per share (the “Common Stock”), without any further action by us or any of our stockholders.

PIPE Financing and Forward Purchase

On October 1, 2020, a number of purchasers (each, a “Subscriber”) purchased an aggregate of 30,750,000 shares of Class A Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $307,500,000 (the “PIPE Financing”), pursuant to separate subscription agreements (each, a “Subscription Agreement”) entered into effective as of June 18, 2020. Pursuant to the Subscription Agreements, the we gave certain registration rights to the Subscribers with respect to the PIPE Shares. The sale of PIPE Shares was consummated concurrently with the Closing.

On October 1, 2020, Atlas Point Energy Infrastructure Fund, LLC (“Atlas Point Fund”) purchased 1,750,000 units (consisting of one share of our Class A Common Stock and one half of one Warrant, the “Tortoise Units”), consisting of 1,750,000 shares of our Class A Common Stock and Warrants to purchase 875,000 shares of our Class A Common Stock, for an aggregate purchase price of $17,500,000, and transferred 894,375 shares of our Class A Common Stock to TortoiseEcofin Borrower LLC (formerly known as “Tortoise Borrower LLC” and hereinafter referred to as “Tortoise Borrower”) pursuant to the Amended and Restated Forward Purchase Agreement, dated February 6, 2019 (“Amended and Restated Forward Purchase Agreement”), as amended by the First Amendment to Amended and Restated Forward Purchase Agreement, dated June 18, 2020 (“First Amendment to the Forward Purchase Agreement”) (as amended, “Forward Purchase Agreement”).

Results of Operations

Prior to completion of the Business Combination, we neither engaged in any significant operations nor generated any operating revenue. Our only activities from inception through the closing of the Business Combination related to our formation, our initial public offering and efforts directed toward locating a suitable business combination. Although we did not generate operating revenue prior to completion of the Business Combination, we have generated non-operating income in the form of investment income from investments held in the Trust Account. As a result of the closing of the Business Combination, our business has substantially changed and is now that of Legacy Hyliion. Accordingly, we expect to incur increased expenses as a result of being a public operating company.

For the three months ended September 30, 2020, we had net loss of approximately $2.8 million, which consisted of approximately $17,000 in investment income, offset by approximately $2.7 million in general and administrative expenses, $30,000 in related-party administrative expenses, $50,000 in franchise tax expense and approximately $0 in income tax expense due to a full valuation allowance.

For the three months ended September 30, 2019, we had net income of approximately $740,000, which consisted of approximately $1.2 million in investment income, offset by approximately $124,000 in general and administrative expenses, $30,000 in related-party administrative expenses, $50,000 in franchise tax expense and approximately $238,000 in income tax expense.

For the nine months ended September 30, 2020, we had net loss of approximately $4.7 million, which consisted of approximately $886,000 in investment income, offset by approximately $5.2 million in general and administrative expenses, $90,000 in related-party administrative expenses, $150,000 in franchise tax expense and approximately $162,000 in income tax expense.

For the nine months ended September 30, 2019, we had net income of approximately $1.7 million, which consisted of approximately $2.9 million in investment income, offset by approximately $343,000 in general and administrative expenses, $70,000 in related-party administrative expenses, $150,000 in franchise tax expense and approximately $573,000 in income tax expense.

Liquidity and Capital Resources

Following the consummation of our February 2019 initial public offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the sale of equity securities not held in the Trust Account and an aggregate of approximately $1.1 million of interest income released from the Trust Account since inception to fund income tax and franchise tax payments.

As of September 30, 2020, we had approximately $117.1 million of cash, a working capital deficit of approximately $4.3 million, and approximately $3.4 million of investment income earned from investments held in the Trust Account that may be released to us to pay our franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses).

On June 18, 2020, we entered into the Business Combination Agreement with Merger Sub and Hyliion and closed the Business Combination on October 1, 2020. Approximately $33,573 of funds held in the Trust Account were also used to fund the redemption of 3,308 shares of Class A Common Stock.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Investments Held in Trust Account

Investments held in the Trust Account have been classified as trading securities and are comprised solely of an investment in a money market fund that invests only in U.S. treasury securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income from investments held in the Trust Account in our statement of operations. The fair value for trading securities is determined using quoted market prices in active markets.

Class A Common Stock Subject to Possible Redemption

We accounted for the Class A Common Stock subject to possible redemption in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption (if any) are classified as a liability and measured at fair value. Shares of conditionally redeemable Class A Common Stock (including shares of Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A Common Stock are classified as stockholders’ equity. Our Class A Common Stock featured certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. We recognized changes in redemption value immediately as they occurred and adjusted the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying value of redeemable shares of Class A Common Stock were affected by charges against additional paid-in capital. Accordingly, as of September 30, 2020, 21,891,375 shares of Class A Common Stock subject to conditional redemption were presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, and December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

As of September 30, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. On February 27, 2019, we entered into the Administrative Services Agreement pursuant to which we have agreed to pay our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services. This agreement terminated upon completion of the Business Combination.

The underwriters of our initial public offering were entitled to underwriting discounts and commissions of 5.5%, of which 2.0% (approximately $4.64 million) was paid at the closing of the initial public offering and 3.5% (approximately $8.13 million) was deferred and paid upon the consummation of the Business Combination from the amounts held in the Trust Account. The underwriters are not entitled to any interest accrued on the deferred underwriting discounts and commissions.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Business Combination was consummated in the quarter ending December 31, 2020.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. We are not currently a party to any material legal proceedings. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors and there can be no assurances that favorable outcomes will be obtained.

On September 16, 2019, a purported individual stockholder of Tortoise filed a complaint against Tortoise and the board of directors of Tortoise in the U.S. District Court for the Southern District of New York, Matthew Martinez v. Tortoise Acquisition Corp., et al., Case No. 1:20-cv-07595 (S.D.N.Y.) (the “Action”). The complaint in the Action generally alleges that the Definitive Proxy Statement on Schedule 14A (File No. 001-38823) filed by Tortoise with the SEC on September 8, 2020 (the “Proxy Statement”) failed to disclose material information about the Business Combination. Another purported individual stockholder of Tortoise, Jack Wolf, had previously submitted a demand letter to Tortoise making substantially similar allegations (the “Letter” and, together with the Action, the “Claims”).

While we believe that the Claims lack merit and that the disclosures set forth in the Proxy Statement comply fully with applicable law, in order to moot the stockholders’ unmeritorious disclosure claims, avoid nuisance and possible expenses, and provide additional information to its stockholders, Tortoise determined to voluntarily supplement the Proxy Statement as described in the Current Report on Form 8-K filed on September 24, 2020 (the “Supplement”). Nothing in the Proxy Statement, the Supplement or herein shall be deemed to be an admission of the legal necessity or materiality under applicable laws of any of the disclosures set forth in the Supplement. To the contrary, we specifically deny all allegations that any additional disclosure was or is required and reserves all defenses in connection with the Claims.

As a result of the filing of the Supplement, the purported stockholders who asserted the Claims have indicated that the Claims are moot. On September 29, 2020, the Action was dismissed.

Item 1A. Risk Factors

As a result of the closing of the Business Combination on October 1, 2020, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 no longer apply. For risk factors relating to our business following the Business Combination, please refer to the section “Risk Factors” in the Proxy Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Hyliion Holdings Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2020).
3.2	Amended and Restated Bylaws of Hyliion Holdings Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2020).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November, 2020.

HYLIION HOLDINGS CORP.

/s/ Thomas Healy
Name:	Thomas Healy
Title:	President and Chief Executive Officer (Principal Executive Officer)

/s/ Greg Van de Vere
Name:	Greg Van De Vere
Title:	Chief Financial Officer (Principal Financial Officer)