Form 10-K
period 2020-12-31
Hyliion Holdings Corp.
filed 2021-02-26
CIK 1759631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 001-38823

Hyliion Holdings Corp.

(Exact name of registrant as specified in its charter)

Delaware	83-2538002
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1202 BMC Drive, Suite 100 Cedar Park, Texas	78613
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 495-4466

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HYLN	The New York Stock Exchange
$0.0001 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, based upon the closing price of such stock on The New York Stock Exchange on such date of $27.44 was approximately $634,986,762. This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

As of February 23, 2021, 170,255,200 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

Portions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholder, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K are forward-looking statements, including, but not limited to, statements regarding our strategy, prospects, plans, objectives, future operations, future revenue and earnings, projected margins and expenses, markets for our services, potential acquisitions or strategic alliances, financial position, and liquidity and anticipated cash needs and availability. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” variations of such words and similar expressions or the negatives thereof are intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements represent our management’s expectations as of the date of this filing and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of risks and uncertainties including, but not limited to, those described in the section entitled “Risk Factors” included in this Annual Report on Form 10-K and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”) that disclose risks and uncertainties that may affect our business. Readers are urged to carefully review and consider the various disclosures made in this Annual Report on Form 10-K and in other documents we file from time to time with the Commission. Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we do not undertake, and expressly disclaim any duty, to publicly update or revise these statements, whether as a result of new information, new developments, or otherwise and even if experience or future changes make it clear that any projected results expressed in this Annual Report on Form 10-K or future quarterly reports, press releases or company statements will not be realized. Unless specifically indicated otherwise, the forward-looking statements in this Form 10-K do not reflect the potential impact of any divestitures, mergers, acquisitions or other business combinations that have not been completed as of the date of this filing. In addition, the inclusion of any statement in this Annual Report on Form 10-K does not constitute an admission by us that the events or circumstances described in such statement are material. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled “Risk Factors.” These and other factors could cause our results to differ materially from those expressed in this Annual Report on Form 10-K.

Note Regarding Third-Party Information

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity, and market size, is based on information from various sources, on assumptions that we have made that are based on those data and other similar sources, and on our knowledge of the markets for our services. This information includes a number of assumptions and limitations, and you are cautioned not to give undue weight to such information. In addition, projections, assumptions, and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K and in other documents we file from time to time with the Commission that disclose risks and uncertainties that may affect our business. These and other factors could cause results to differ materially and adversely from those expressed in the estimates made by third parties and by us.

Unless otherwise indicated or unless the context requires otherwise, all references in this document to “Hyliion,” “our company,” “we,” “us,” “our,” and similar names refer to Hyliion Holdings Corp. and, where appropriate, its subsidiary.

Risks Factors Summary

We are subject to a variety of risks and uncertainties, including risks related to our (i) business and industry, (ii) environmental and regulatory matters, (iii) financial and tax matters, and (iv) ownership of our securities and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Risks that we deem material are described in more detail under “Risk Factors” in Item 1A of this report. In summary:

●	We are an early-stage company with a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future. As an early-stage company, our management is still becoming accustomed to the compliance and reporting requirements applicable to public companies, and as an “emerging growth company,” we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies. We also have been, and may be in the future, adversely affected by the global COVID-19 pandemic. These factors combined with our limited operating history may increase the risk of investing in our Company.

●	We note that our products and solutions are also in early stages of development and commercialization, which may make them uniquely at risk for recalls, delays, warranty claims, costs and disruptions.

●

We have also identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences. Our management has concluded that these material weaknesses in our internal control over financial reporting are due to the fact that, prior to the business combination as described below, Legacy Hyliion was a private company with limited resources and did not have the necessary business processes and related internal controls formally designed and implemented; coupled with the appropriate resources, level of experience and technical expertise to oversee its business processes and controls surrounding: information technology general controls, and our closing and financial reporting processes to address the accounting and financial reporting requirements related to significant and unusual transactions. Our management has developed a remediation plan to address the remaining material weaknesses.

●	If we are unable to establish and maintain confidence in our long-term business prospects, then our financial condition, operating results, business prospects and access to capital may suffer materially.

●	We also may be subject to securities litigation, shareholder activism, or product liability, patent, copyright or trademark infringement, or trade secret misappropriation claims, which may be time-consuming, cause us to incur substantial costs, hinder execution of business and growth strategy, and impact the price of our Common Stock. Our business also may be adversely affected if we are unable to protect our intellectual property rights from unauthorized use by third parties.

●	Because we are early in our development, we plan to accept reservation orders that are cancellable, and we may not be able to convert early trial deployments into meaningful orders. If we do not manage our growth effectively, including with respect to our efforts to outsource production and address the service needs of our customers on an ongoing basis, we may not be commercially successful.

●	Both we and our outsourcing partners are reliant on complex machinery, including software and hardware that is highly technical, which increases the risks and uncertainties associated with the production of our solutions. Our commercial success is in part reliant on a number of third parties, some of whom are single or limited source suppliers, whose performance we may not be able to control or predict. We also may experience significant delays in our production processes.

●	If our solutions fail to perform as expected our ability to develop, market and sell our solutions could be harmed, and the performance of our solutions may vary due to factors outside of our control. Moreover, our beliefs regarding the ability of our solutions to limit carbon intensity, reduce GHG emissions and contribute to global decarbonization may be based on inaccurate assumptions.

●	Our future growth is dependent upon the commercial trucking industry’s willingness to adopt alternative fuel and hybrid and electric vehicles. Our failure to obtain or retain specific customers may have adverse impacts on our business. Although we hope to be one of the first to bring solutions to market, competitors have already displayed prototypes and may enter the market before us. Moreover, developments in alternative technology or improvements in the internal combustion engine may adversely affect the demand for our solutions.

●	We are subject to risks associated with work stoppages, cybersecurity and data utilization considerations, and information technology and communication synergies. In addition, demand for our products may be cyclical.

●	We and our outsourcing partners and suppliers are subject to substantial and evolving U.S. laws and regulation, and we could face criminal liability and other serious consequences for violations, which can harm our business. Moreover, our business could be negatively affected by unfavorable changes to federal or state tax laws, the adoption of federal or state laws or regulations mandating new or additional limits on the production of GHG emissions, fuel costs, including the cost of natural gas, other fuels and “tailpipe” emissions. Changes in tax laws may materially adversely affect our business, prospects, financial condition and operating results; our ability to use net operating loss carryforwards and other tax attributes may be more limited than we expected.

●	We intend to expand internationally in the future and will face risks associated with our international operations, including unfavorable regulatory, political, tax and labor conditions, which could harm our business.

●	We may need to raise additional funds, and these funds may not be available to us when we need them. We also may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives for which we may apply.

●	Our people are integral to our business. We are highly dependent on the services of Thomas Healy, our Chief Executive Officer, and if we are unable to retain Mr. Healy, attract and retain key employees and hire qualified management, technical and vehicle engineering personnel, our ability to compete could be harmed. Moreover, if any of our employees or independent contractors engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, it could have an adverse effect on our business, prospects, financial condition and operating results.

●	Because of the concentration of our ownership among insiders and certain corporate governance decisions our Board and investors have made, new investors may have limited influence in our corporate decisions. Our ownership is currently concentrated among our existing executive officers, directors and their respective affiliates, which may prevent new investors from influencing significant corporate decisions.

●	Our governance documents also limit certain stockholder rights and a significant number of our common stock is restricted from immediate resale, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

●	We also may issue additional common stock or preferred stock, including under our equity incentive plan. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Part I

ITEM 1. BUSINESS

Corporate Information

Overview

Hyliion is a Delaware corporation headquartered in Cedar Park, Texas. On October 1, 2020 (the “Closing Date”), Tortoise Acquisition Corp. (“TortoiseCorp”) entered into a business combination agreement (the “Business Combination”) with each of the shareholders of Hyliion Inc. (“Legacy Hyliion”), and consummated the merger contemplated by the Business Combination, with Legacy Hyliion surviving the merger as a wholly-owned subsidiary of TortoiseCorp. As a result of the Business Combination, we became a NYSE listed company.

Our mission is to be the leading provider of electrified powertrain solutions for the commercial vehicle industry. Our goal is to reduce the carbon intensity and Greenhouse Gas (“GHG”) emissions of the transportation sector by providing electrified powertrain solutions for Class 8 commercial vehicles at the lowest total cost ownership (“TCO”). Our solutions utilize our proprietary battery systems, control software and data analytics, combined with fully integrated electric motors and power electronics, to produce electrified powertrain systems that either augment, in the case of our Hybrid system, or fully replace, in the case of the Hypertruck ERX system, a natural gas fueled engine powering the battery that improves their performance. By reducing both GHG emissions and TCO, our environmentally conscious solutions support our customers’ pursuit of their sustainability and financial objectives.

We are currently developing two electrified powertrain systems for long-haul Class 8 commercial vehicles: our Hybrid system and our Hypertruck ERX system. Our Hybrid system has been installed in low volume on our initial customers’ commercial vehicles. Across the customer installations and over the entire Hyliion fleet we have accumulated millions of real world road miles on Class 8 commercial vehicles. Our Hybrid system can either be installed on a new vehicle during assembly and prior to entering fleet service or retrofit to an existing in-service vehicle. Our Hypertruck ERX system is in the development stage with vehicles being built for testing and validation. Our Hypertruck ERX system’s design and technology leverages the experience and operating data from our Hybrid system to replace the traditional diesel powertrain installed in new vehicles. Our Hypertruck ERX system will offer commercial vehicle owners and operators a net carbon negative electrified powertrain option for Class 8 commercial vehicles, when using certain Renewable Natural Gas (“RNG”).

Our initial expected deliveries of our Hypertruck ERX systems to customers are designed to have their batteries recharged with Compressed Natural Gas (“CNG”). CNG fueled recharging is preferable due to both the current comparable cost of fuels and existing availability of CNG refueling infrastructure. Class 8 commercial vehicles can currently be refueled with CNG through existing, geographically diverse and third-party accessible natural gas refueling stations established across North America. Globally, RNG, CNG and liquefied natural gas (“LNG”) are used widely for land-based transport and trucking and Hyliion believes there are established, geographically diverse and third-party accessible refueling stations available in certain areas in which Hyliion expects it may sell its electrified powertrain solutions in the future. We believe there is opportunity for adoption of our electrified powertrain solutions across Europe. This existing and accessible refueling infrastructure will significantly reduce the buildout time and cost required to utilize our Hypertruck ERX system as compared to other proposed potential electrified solutions. See “Risk Factors — Our future growth is dependent upon the commercial trucking industry’s willingness to adopt alternative fuel, hybrid and electric vehicles.”

Our Hybrid and Hypertruck ERX systems are designed to be installed on most major Class 8 commercial vehicles, which gives our customers the flexibility to continue using their preferred vehicle brands and maintain their existing fleet maintenance and operations strategies. Our early Hybrid system deployments include leaders in the transportation and logistics sector.  We are focusing its initial marketing efforts on large fleet operators as well as companies committed to reducing the overall environmental impact and fuel costs of their owned and operated trucking fleets.

Market Opportunity

We estimate that the global market opportunity for our products is $800 billion, based on ACT Research’s estimate of eight million Class 8 commercial vehicles currently in operation. In addition, ACT Research estimates that the active Class 8 commercial vehicle population will grow by approximately 4.5% annually from 2020 to 2024.

Challenges with Other Solutions

With the global focus on reducing the environmental impact of commercial transportation, a number of companies have begun developing solutions to lower GHG emissions in commercial vehicles, including plug-in commercial battery electric vehicles (“BEVs”) and commercial fuel cell electric vehicles (“FCEVs”). However, neither of these solutions have been commercialized or delivered in volume for the long-haul Class 8 commercial vehicle space at this time. We believe these other proposed solutions face unique challenges for widespread adoption, which may include:

●	limited availability of such commercial vehicles or solutions;

●	a higher TCO relative to currently available diesel commercial vehicles;

●	limited availability and capacity of electric charging infrastructure and hydrogen fueling infrastructure;

●	higher lifecycle GHG emissions due to emissions from electricity generation to recharge the batteries (from the electrical grid or hydrogen production) and the emissions associated with the production of the battery cells;

●	the need or choice to completely redesign the commercial vehicle to implement the solution;

●	reduced available payload capacity (and resulting loss of revenue-producing transportation capacity) due to the size and weight of required on-board batteries;

●	limited range on a single charge or fueling;

●	longer recharging or refueling times compared to refueling times for currently available diesel and natural gas fueled commercial vehicles; and

●	the need to change customers’ existing fleet operations, including procurement, dispatch, logistics, maintenance, repair, servicing and driver training.

Our Technology and Solutions

Our electrified powertrain solutions utilize our proprietary battery systems, control software and data analytics, combined with electric motors and power electronics, to produce an electrified powertrain system technology platform that can be used to either augment, in the case of our Hybrid system, or fully replace, in the case of our Hypertruck ERX system, conventional powertrains in Class 8 commercial vehicles and improve their performance. Our solutions are designed to be compatible with most major Class 8 commercial vehicle manufacturers and are fuel and generator agnostic, giving our customers flexibility to choose the vehicles and fuel source that best fit their overall commercial vehicle operations strategy in their transition to electrified transportation.

Hybrid Electric Powertrain Systems

Our Hybrid system can be installed on most major Class 8 commercial vehicles to reduce fuel usage, decrease GHG emissions, improve performance and/or reduce operating costs. Our Demonstrator Hybrid system is comprised of our proprietary battery system and an associated software management solution, a control module running our software and data analytics, high and low voltage power distribution and a thermal management system. These components are attached to the frame rails of a Class 8 commercial vehicle. The solution also includes an axle with an electric motor, which replaces the third axle on the vehicle, and our CoPilot in-cab driver display. This system is charged by regenerative braking and downhill deceleration and discharged to provide additional horsepower and torque when called upon by our control software, thereby reducing fuel usage and related GHG emissions or applying additional power to improve vehicle performance. Our Hybrid system’s battery power can be utilized as an auxiliary power unit (“APU”) to supply electricity for in-cab devices and air conditioning to reduce or eliminate idling when the driver is “hoteling” in the truck.

We are developing our next generation Hybrid system, which we intend to introduce in 2021. The system is being designed to consolidate the separate control, battery system and glycol thermal control system boxes from the Demonstrator Hybrid system into a single enclosure that can be attached to the frame rail of most major Class 8 commercial vehicles, providing additional cost savings and simplifying installation, and incorporating a custom e-axle solution with associated cooling box to reduce weight and improve system efficiencies. Our next generation Hybrid system will also include enhanced on-board data analytics capabilities among other improvements. Based on internal and third-party testing and customer-reported experiences, we believe the benefits of utilizing our Hybrid system compared to conventional diesel or CNG commercial vehicles will reduce fuel usage, emissions, idling, and/or improved performance.

We also believe that reduced operating costs will be the main decision factor for many fleets in adopting our Hybrid system.  Our Hybrid system enables fleets to transition from diesel to natural gas engines, which can currently be fueled at a cost significantly lower than the fuel cost of a diesel engine. Additionally, our customers should save on overall vehicle maintenance with reduced wear and tear on the vehicles’ engines and brakes.

Range Extender Powertrain System

Our Hypertruck ERX system, which is an electric range extender powertrain system, is being designed for installation on most major Class 8 commercial vehicles to create a net carbon negative electrified Class 8 commercial vehicle when using RNG. Our Hypertruck ERX system builds upon our Hybrid system and consists of a larger version of our proprietary battery system, an associated software management and data analytics solution, a range extending electric generator powered by a customer’s choice of fuel, a primary electric traction drive system and power electronics with integrated controls and our CoPilot in-cab driver display. The system works by pairing a fully electric powertrain with a battery system that is recharged by an onboard generator that produces electricity. This system fully replaces the traditional powertrain in Class 8 commercial vehicles, while giving our customers the flexibility to choose between most major Class 8 commercial vehicle brands and fuel type for their long-haul applications.

Our Hypertruck ERX system combines the performance of fully electric powertrains with the refueling efficiency of traditionally fueled vehicles.  In most cases, we estimate that it will be less expensive to run our onboard generator to produce electricity than recharging a BEV from the grid. By using an onboard generation of electricity, rather than using a large battery pack for a BEV, our Hypertruck ERX system will provide an extended range over commercial BEVs and improve payload capacity compared to currently available diesel commercial vehicles.

We believe the benefits of our Hypertruck ERX system will include:

●	Time to Market.

●	Lowest TCO.

●	Net carbon negative electric Class 8 commercial vehicle solution potential.

●	Utilizes existing infrastructure.

●	Industry leading payload capacity.

●	Range comparable to diesel.

●	Industry standard refueling times.

●	Familiar existing Class 8 commercial vehicle brands.

Rollout Timeline

We are currently developing our initial Hypertruck ERX system at our facility in Cedar Park, Texas. We intend to deliver demonstration vehicles incorporating our Hypertruck ERX system to our customers in late 2021 and begin commercial delivery in 2022.

CNG and RNG as a Fuel

Our Hypertruck ERX system will leverage existing CNG fueling stations that provide a cross country refueling network. In the continental United States, there are approximately 700 public CNG fueling stations already in operation for Class 8 commercial vehicles. These stations are geographically dispersed across the United States enabling long-haul trucking without the need for incremental refueling infrastructure buildout. Our Hypertruck ERX system is being designed to allow operation for multiple days before refueling. Furthermore, our Hypertruck ERX system is being designed to be refueled in approximately ten minutes, which is on par with existing diesel solutions. Internationally, we believe CNG infrastructure is even more prevalent due to government mandates requiring reduced carbon emissions from transportation. Additionally, we believe that in certain international jurisdictions, the necessary heavy-duty infrastructure exists that would support adoption of our Hypertruck ERX system.

The ability to utilize the existing CNG fueling infrastructure eliminates the time and cost needed to build expensive fueling infrastructure before our Hypertruck ERX system can be utilized, as compared to Class 8 commercial BEVs and FCEVs, which currently lack electric charging and hydrogen fueling infrastructure.

RNG is a form of natural gas that is much cleaner for the environment than most other fuel sources. RNG is generated by capturing methane from landfills, livestock operations such as dairies, wastewater treatment and other sources or through anaerobic digestion and processing of food and animal waste streams. Depending on the source, RNG can have a significantly negative carbon intensity score, enabling our solutions to achieve a net carbon negative emissions profile. RNG is widely available today and new sources are in development. Our customers interested in achieving a negative carbon intensity score are expected to be able to contract long-term delivery of 100% RNG at various average carbon intensity scores from their fuel suppliers.

Generator and Fuel Agnostic

Although our initial Hypertruck ERX system is being used injunction with CNG it is designed to be generator and fuel agnostic. Our current designs would allow our Hypertruck ERX system to use any available fuel generator to recharge the battery system without needing to change other components of its electric powertrain system. In addition to natural gas, other potential generator options include hydrogen fuel cells, microturbines, and diesel or gasoline generators. The effect of the system’s design is to allow our Hypertruck ERX system customers to choose their preferred recharging fuel based on their unique priorities, including fuel cost and availability and emissions objectives. By designing our solutions in this manner, we will be able to quickly adapt to changing commodity price and availability fundamentals, customer preferences and regulatory signals and mandates without the need to redesign our solutions.

Battery Systems

In addition to designing battery systems for our powertrain solutions, we intend to design, develop and sell advanced battery systems to customers for use in their own applications. These applications are expected to include lower range and smaller class commercial vehicles, specialty vehicles such as airport or transportation terminal vehicles, as well as standalone components, such as APUs and systems to power vehicle accessories such as pumps, lifts and thermal control.

Software and Data Analytics

Our software and algorithms seek to control and optimize the fuel economy and performance of our powertrain systems by controlling and optimizing the charging and discharging of the battery systems and the performance of the electric motor and power electronics. Our software and control algorithms can be remotely updated over the air to enable our customers to receive improvements and the latest features and functionalities.

We intend to develop additional value-added services and software programs for its customers by further utilizing the data it harvests and the insights into vehicle performance and utilization its solutions provide, which could include predictive maintenance and other logistics and fleet management services.

Our CoPilot product runs on our in-cab display and provides real-time vehicle performance, vehicle status metrics and driving feedback to the vehicle operators. CoPilot also brings gamification to the driver experience by giving real-time feedback of driving behaviors to help coach drivers of all experience levels to drive more efficiently.

Additional Future Products

We intend to design, develop and sell additional commercial transportation products in the future. For example, our Hybrid technology could also be utilized on trailers for either trailer electrical loads, such as refrigeration, or to provide power assist or additional battery recharging to the vehicle when driving.

Customers and Backlog

We have deployed demonstration Hybrid system units to certain companies we expect to be customers in the future, including leaders in the transportation and logistics sector as well as companies committed to reducing the overall environmental impact and fuel costs of their owned and operated trucking fleets.

Our initial customer and launch partner for its Hypertruck ERX system is Agility Transport, from which we have received a pre-launch order of up to 1,000 trucks equipped with our Hypertruck ERX system in one or more future purchase orders, subject to certain testing and performance requirements and termination rights (including a right to terminate the Agility Pre-Launch Agreement prior to purchasing all or any portion of Agility Transport’s pre-order). In October 2020, we entered into a sales agreement that includes a pre-order of up to 250 Hypertruck ERX vehicles, allowing for early availability of our Hypertruck ERX to American Natural Gas (“ANG”) and its fleet customers.

Strategy

Our mission is to be the leading provider of electrified powertrain solutions for the commercial vehicle industry. Our value proposition to our customers has five key elements: reduced GHG emissions, cost savings, performance, availability and no new infrastructure requirements. Key elements of our strategy include:

Maintaining Technology Leadership and First-Mover Advantage

Our Hybrid system is currently being deployed into our customers’ fleets, and we intend to be one of the first to the market with an electric powertrain solution for long-haul Class 8 commercial vehicles. Our Hypertruck ERX system is in advanced development, and we intend to deliver demonstration vehicles incorporating our Hypertruck ERX system to our customers in late 2021 and begin commercial delivery in 2022. We expect to capture a market share for low and zero emission commercial vehicles by being one of the first to the market and by having a solution that can offer a net carbon negative electrified powertrain option to the industry. Our software and the algorithms that drive our solutions have been utilized in millions of real-world road miles, which are used to drive continuous improvements in the system management software.

Leveraging Existing Infrastructure

We intend to leverage the substantial infrastructure of the existing commercial transportation sector of diesel and CNG to accelerate adoption of its solutions. To start, utilizing CNG allows for electrified Class 8 commercial vehicle solutions that do not require substantial new infrastructure, such as the construction of electric charging or hydrogen fueling stations. By utilizing existing commercial transportation fueling infrastructure, we believe our customers can achieve low GHG emissions, when utilizing CNG, or carbon negative status, when utilizing RNG, with our solutions.

Focusing on Powertrains

Our electrified powertrain solutions are designed to be installed on Class 8 commercial vehicles from most major commercial vehicle OEMs. By focusing on the powertrain and its associated components and including compatibility into its design, our solutions are intended to give its customers the flexibility to use their preferred vehicle brand. This will allow our customers to adopt our Hybrid or Hypertruck ERX system while continuing to utilize their existing maintenance and service organizations. We believe this approach will increase the adoption of our solutions by reducing our customers’ cost and risk of transitioning to electrified transportation.

Continuing to Build and Leverage Strategic Relationships

We intend to continue developing partnerships to accelerate the development and production of our solutions. We have entered into (a) agreements with Dana, Sensata Technologies, Inc. and other companies for component development and potential future sourcing, (b) non-binding letters of intent with FEV North America Inc. for design and system integration support and (c) non-binding letters of intent with Lonestar Specialty Vehicles and Fontaine Modification Company for vehicle installation and (d) partnership agreement with ANG that offers our customers discounted pricing for RNG at ANG fueling stations across the country. Our strategic, engineering, production and technology partners augment our internal resources, and we intend to leverage their capabilities and infrastructure to bring our solutions to market more quickly and to meet industry standards, without requiring us to invest substantial amounts of capital in internal production operations. See “Risk Factors — Certain of our strategic, development and deployment arrangements could be terminated or may not materialize into long-term contract partnership arrangements.” and “Risk Factors — We are dependent on our suppliers, some of which are single or limited source suppliers, and the inability of these suppliers to deliver necessary components of our vehicles at prices and volumes, performance and specifications acceptable to us could have a material adverse effect on our business, prospects, financial condition and operating results.”

Production, Assembly and Installation

We intend to primarily outsource the production, assembly and installation of our electrified powertrain systems to our partners at volume, while maintaining in-house research, development and prototyping capabilities, including low-volume assembly and installation.

Sales and Marketing

We currently market and sell our electrified powertrain solutions domestically through a direct sales organization and with our marketing partners to Class 8 commercial vehicle fleet owners and operators, and we expect to begin marketing and selling our electrified powertrain solutions internationally in the future.

Research and Development

Our research and development activities primarily take place at our headquarters in Cedar Park, Texas, on our testing and demonstration vehicles on roads and highways, and at our partners’ facilities.

Our research and development is primarily focused on:

●	electrified powertrain development and system integration;

●	control software and algorithms for our powertrain systems;

●	BMS enhancement;

●	next generation packaging and cooling for our battery systems;

●	interoperability with third-party powertrain components, such as e-motors, inverters and axles;

●	component integration;

●	accelerated lifetime testing processes to improve reliability, maintainability and system-level robustness;

●	data analytics; and

●	alternative products for existing and in development components and technology.

The majority of our current activities are primarily focused on the research and development of our electrified powertrain systems, third-party component integration and the underlying proprietary battery and software technology platforms. We undertake significant testing and validation of our products and components in order to ensure that they will meet the demands of our customers.

Intellectual Property

Intellectual property is important to our business, and we seek protection for our strategic intellectual property. We rely upon a combination of patents, copyrights, trade secrets, know-how and trademark laws, along with employee and third-party non-disclosure agreements and other contractual restrictions to establish and protect our intellectual property rights.

As of December 31, 2020, we had 15 issued U.S. patents and 20 pending U.S. patent applications. We pursue the registration of our domain names, trademarks and service marks in the United States and in some locations abroad. In an effort to protect our brand, as of December 31, 2020, we had three registered and four pending trademarks in the United States and 26 registered and 14 are pending internationally.

We regularly review our development efforts to assess the existence and patentability of new intellectual property. To that end, we are prepared to file additional patent applications as we consider appropriate under the circumstances relating to the new technologies that we develop.

We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may own or license in the future, nor can we be sure that any of our existing patents or any patents we may own or license in the future will be useful in protecting our technology. Please see the section entitled “Risk Factors” for additional information on the risks associated with our intellectual property strategy and portfolio.

Facilities

Our headquarters are located in an approximately 104,000 square foot facility that we lease in Cedar Park, Texas, just north of Austin, Texas, where we design, develop, prototype and perform low volume assembly and installation of our electrified powertrain systems and components. Our lease of this facility expires in January 2026 and we have the option to extend the lease for an additional five-year term. We also lease a 2,500 square foot facility in Braddock, Pennsylvania that is used to support our operations.

Human Capital

As of December 31, 2020, we had 91 employees. We have not experienced any work stoppages and we consider our relationship with our employees to be good. None of our employees are subject to a collective bargaining agreement or represented by a labor union.  Our people are integral to our business, and we are highly dependent on our ability to attract and retain key employees and hire qualified management, and technical and vehicle engineering personnel.  We seek to provide our employees with competitive compensation and benefits, including grants of equity under our equity incentive plan.  While we are currently still a small company in terms of headcount, we have plans to grow, and expect that our practices and programs with respect to human capital management will grow as we do.

Government Regulations

We operate in an industry that is subject to extensive environmental regulation, which has become more stringent over time. The laws and regulations to which we are subject govern, among others, water use, air emissions, use of recycled materials, energy sources, the storage, handling, treatment, transportation and disposal of hazardous materials, the protection of the environment, natural resources and endangered species and the remediation of environmental contamination. We may be required to obtain and comply with the terms and conditions of multiple environmental permits, many of which are difficult and costly to obtain and could be subject to legal challenges. Compliance with such laws and regulations at an international, regional, national, provincial and local level is an important aspect of our ability to continue its operations.

Environmental standards applicable to us are established by the laws and regulations of the countries in which we operate, and our product are sold, standards adopted by regulatory agencies and the permits and licenses that we hold. Each of these sources is subject to periodic modifications and increasingly stringent requirements. Violations of these laws, regulations or permits and licenses may result in substantial civil and criminal fines, penalties, orders to cease the violating operations or to conduct or pay for corrective works. In some instances, violations may also result in the suspension or revocation of permits and licenses.

EPA and CARB Emissions Compliance and Certification

Under the U.S. Clean Air Act, some of our electrified powertrain solutions may be required to obtain a Certificate of Conformity issued by the Environmental Protection Agency (“EPA”) and a California Executive Order issued by the California Air Resources Board (“CARB”), demonstrating that our powertrains and vehicles comply with requirements including as applicable, emission standards for both criteria pollutants, such as nitrogen oxides (“NOx”) and particulate matter (“PM”), and GHGs, such as CO2 and nitrous oxide (“N2O”). A Certificate of Conformity is required for vehicles sold in all states and an Executive Order is required for vehicles sold in California and states that have adopted the California standards. CARB sets the California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California and must obtain a waiver of preemption from the EPA before implementing and enforcing such standards. States that have adopted the California standards, as approved by the EPA, also require a CARB Executive Order for sales of vehicles in those states. There are currently four states that have adopted the California standard for heavy-duty vehicles.

Pursuant to its authority under the Clean Air Act, the EPA adopted Phase 1 fuel efficiency and GHG standards for heavy-duty vehicles and engines effective 2014 through 2018. The EPA subsequently adopted more stringent fuel efficiency and GHG standards for heavy-duty vehicles and engines in October 2015. Phase II CARB also has adopted GHG and fuel efficiency standards for heavy-duty vehicles and engines effective 2018 to 2027, and is considering an Advanced Clean Trucks rule that would require heavy-duty vehicle manufacturers to produce and offer for sale in California a certain number of zero-emission vehicles. Manufacturers of vehicles and engines must comply with the GHG standards as a condition of the EPA Certificate of Conformity and the CARB Executive Order.

Additionally, CARB is also providing more stringent criteria on heavy-duty engines, now testing requirements an expanded emissions warranty for specific engines and powertrain components in CARB’s Low NOX Omnibus rule. As currently proposed, CARB’s Low NOV Omnibus rule would begin in 2024 and be implemented through 2031.

All vehicles and engines manufactured for sale in the United States must be covered by an EPA Certificate of Conformity (and CARB Executive Order if sold in California), including engines and vehicles using zero-emission or low-carbon technology. As is necessary, an EPA Certificate of Conformity and/or CARB Executive Order, covering both criteria pollutants and GHG, must be obtained each model year for each engine family and heavy-duty vehicle. Failure to obtain or comply with the terms of a Certificate of Conformity or Executive Order is subject to civil penalty and administrative or judicial enforcement.

Receipt of an EPA Certificate of Conformity and CARB Executive Order obligates the holder to ensure that the covered engine or vehicle complies with applicable standards throughout the full useful life of the product, which ranges from ten years or 185,000 miles, whichever comes first, for medium heavy-duty vehicles, to ten years or 435,000 miles, whichever comes first, for heavy heavy-duty vehicles. Emissions control system warranty coverage must be provided for a period of five years or 50,000 to 100,000 miles, whichever comes first and depending on the engine and vehicle size. During this time, manufacturers must repair emission-related defects at no cost to the customer. Throughout the full useful life of the engine or vehicle, manufacturers are required to remedy in-use problems that cause engines or vehicles to exceed emission standards for criteria pollutants or GHGs. Manufacturers may have to conduct recalls, service campaigns or other field actions, or provide extended warranties to address any such in-use issues that may arise. Both the EPA and CARB are considering extending the emissions warranty period, depending on the engine size.

Manufacturers of heavy-duty engines and vehicles also must ensure that their products comply with On Board Diagnostics (“OBD”) requirements. The OBD system is intended to identify and diagnose malfunctions within the engine, aftertreatment and emission control systems and alert the driver to the underlying issue so the vehicle can be brought in for service. CARB issues approval of the OBD system as part of its issuance of an Executive Order; the EPA typically deems CARB OBD approval to be compliance with the EPA’s requirements. As with emissions compliance, manufacturers are required to ensure that the OBD system functions as designed and is able to identify component malfunctions throughout the full useful life of the vehicle or engine.

Natural Gas and RNG Credits

Generation and Sale of Renewable Identification Numbers (“RIN”) Credits and low carbon fuel standards (LCFS) Credits. In February 2010, the EPA finalized the Renewable Fuel Standard (“RFS”) (which was established by the Energy Policy Act of 1992/2005), which creates RINs that can be generated by the production and use of RNG in the transportation sector and sold to fuel providers that are not compliant under the RFS. In addition, CARB and comparable agencies in Oregon have adopted the LCFS, which encourages low carbon “compliant” transportation fuels (including CNG) in the California and Oregon marketplace by allowing producers of these fuels to generate LCFS Credits that can be sold to noncompliant regulated parties.

Sale of Natural Gas Vehicle Fuel: Alternative Fuel Tax Credit (AFTC). Under separate pieces of U.S. federal legislation, natural gas vehicle fuel sales made during the year ending December 31, 2020 are eligible for an AFTC. The AFTC credit is equal to $0.50 per gasoline gallon equivalent of CNG sold as vehicle fuel. The AFTC may not be reinstated for vehicle fuel sales after December 31, 2020.

GHG Credits — U.S. EPA

The EPA’s Greenhouse Gas Regulation requires all manufacturers of heavy-duty engines and vehicles to comply with fleet average GHG standards. Manufacturers may comply with the standards by producing engines or vehicles, all of which comply with the standards, or by averaging, banking and trading GHG credits within vehicle or engine categories. Manufacturers may also comply with GHG standards by purchasing credits from manufacturers with a surplus of credits. The failure to comply with GHG standards can lead to civil penalties or the voiding of a manufacturer’s EPA Certificate of Conformity. In connection with the delivery and placement into service of zero-emission and low-emission vehicles, we may earn tradable GHG credits that under current laws and regulations can be sold to other manufacturers. Under the EPA’s Greenhouse Gas Regulation, plug-in hybrid, all-electric and fuel cell vehicles earn a credit multiplier of 3.5, 4.5, and 5.5, respectively, for use in the calculation of GHG emission credits.

Commercial engine and vehicle manufacturers are required to meet the NOx emission standard for each type of engine or vehicle produced. Typical diesel engine emission control technology limits the fuel economy and GHG improvements that can be made while maintaining compliance with the NOx standard. As the fleet-average GHG standards continue to decrease over time, compliance with the NOx standard will increase the difficulty for conventional diesel vehicles to meet the applicable GHG standard. Until technology catches up for commercial vehicles, manufacturers of diesel trucks will likely need to purchase GHG credits to cover their emission deficit. The EPA’s Greenhouse Gas Regulation provides the opportunity for the sale of excess credits to other manufacturers who apply such credits to comply with these regulatory requirements. Furthermore, the regulation does not limit the number of GHG credits that can be sold within the same commercial vehicle categories.

GHG Credits — California Air Resources Board

California also has a separate GHG emissions regulatory program which is very similar to the EPA requirements. Like the EPA’s Greenhouse Gas Rule, the CARB rule allows for averaging, banking and trading of credits to comply with the fleet-average GHG standard and the failure to comply with the California GHG standard may lead to the imposition of civil penalties. The delivery and placement into service of our zero-emission and low-emission vehicles in California may earn us tradable credits that can be sold. Under CARB GHG regulations, advanced technology vehicles also earn a credit multiplier of for use in the calculation of emission credits in the same amounts as under the EPA’s Greenhouse Gas Rule.

Examples of other potential incentive and grant programs that either we or our customers can apply for include:

●	Low Carbon Fuel Standard (LCFS). The LCFS was initially developed in California and is quickly gaining traction in other jurisdictions around the world. The goal is to reduce the well-to-wheel carbon intensity of fuels by providing both mandated reduction targets as well as tradable and sellable credits.

●	Purchase Incentives. Both California and New York have active programs that provide “cash on the hood” incentives to customers that purchase newer, lower emissions vehicles, including zero-emission vehicles. Other states are considering developing similar programs.

●	Grant Programs. Government entities at all levels from federal, including the U.S. Department of Energy, state (for example, CARB) and local (for example, North Texas Council of Governments), have grant programs designed to increase and accelerate the development and deployment of zero-emission vehicles and infrastructure technologies.

●	EPA Smartway. The EPA Smartway program provides grants and funding for the retrofit of heavy-duty vehicles with components and technologies that reduce emissions. Drivers and fleet owners who repower vehicles with advanced technology powertrains or CNG engines may be able to access funding to offset a portion of the cost.

European and Other Requirements for Heavy-Duty Vehicles

Similar to requirements in the US, Europe and other jurisdictions regulate pollutants, operational characteristics, and content of heavy-duty vehicles and vehicle equipment. For example, European emission regulations of heavy-duty vehicles (currently under “Euro VI” regulations) specify criteria pollutant emission limits from various vehicles, including heavy-duty vehicles, that are similar to those of EPA and CARB. The European regulations also require similar engine and vehicle OBD systems to those of EPA and CARB. However, as these are ‘similar’ emissions and diagnostic regulations, the EPA and CARB are not the same as European emissions and diagnostic regulations. Unlike the generally synergistic relation and regulations between EPA and CARB, current European emissions and diagnostic regulations require separate design, validation, testing and approval such that EPA and/or CARB approval does not directly correlate to European approval of similar powertrain and vehicle equipment. Other requirements regulating vehicles and vehicle equipment components similar to Hyliion systems may be applicable to or exempted by regulation. For example, European Restriction of Hazardous Substance (“ROHS”) regulates materials in electrical equipment, but currently exempts transport vehicles. As Hyliion considers these other markets, Hyliion systems will be configured to meet these requirements in other jurisdictions.

Heavy-Duty Vehicle Safety Requirements

Manufacturers of vehicles that operate on US highways are subject to, and must comply with, various regulations established by the National Highway Traffic Safety Administration (“NHTSA”). These federal motor vehicle safety standards (“FMVSS”) cover a wide variety of vehicle equipment and components. Manufacturers of vehicles, including heavy-duty vehicles, must confirm that their vehicles and vehicle equipment comply with applicable standards or, as appropriate, are exempt from those standards. Currently, there are several FMVSS that apply to vehicle manufacturers and may be applicable to Hyliion’s hybrid and ERX systems. As may be required, Hyliion is evaluating FMVSS requirements for applicability to Hyliion products.

Manufacturers of vehicles that operate on US highways must also comply with NHTSA safety reporting requirements concerning safety involving Hyliion systems concerning various issues including, but not limited to, accidents, warranty claims, field actions and reports, and recalls. As situations may arise, Hyliion will take appropriate actions to comply with these reporting requirements.

Competition

We have experienced, and expect to continue to experience, intense competition from a number of companies, particularly as the commercial transportation sector increasingly shifts towards low-emission, zero-emission or carbon neutral solutions. We face competition from many different sources, including major commercial vehicle OEMs and companies that are developing alternative fuel and electric commercial vehicles. Existing commercial vehicle OEMs such as Paccar, Navistar, Volvo, Mack Trucks and Daimler maintain the largest market shares in the sector. Given we primarily develop and sell powertrains that are designed to be installed into an OEM’s commercial vehicle to augment or replace conventionally fueled powertrains, as opposed to a complete commercial vehicle, we believe we primarily compete with new low emissions vehicle entrants in the commercial vehicle market and to a lesser extent the in-house powertrain development efforts of the incumbent commercial vehicle OEMs, as well as existing traditional powertrain component manufacturers. While there are many competitors addressing electrification of commercial vehicles, many of them are focused on shorter range vehicles. We are providing electrified solutions that are addressing both the long-haul and regional transportation sectors. We believe the primary competitive factors in the long-haul Class 8 commercial vehicle market include, but are not limited to:

●	total cost of ownership;

●	emissions profile;

●	availability of charging or fueling network;

●	ease of integration into existing operations;

●	product performance and uptime;

●	vehicle quality, reliability and safety;

●	vehicle support, parts and on-road service network;

●	technological innovation specifically around battery, software and data analytics; and

●	fleet management.

We believe that we compete favorably with our competitors on the basis of these factors; however, most of our current and potential competitors have greater financial, technical, manufacturing, marketing and other resources than us. Our competitors may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing and support of their alternative fuel and electric truck programs. Additionally, our competitors also have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and other tangible and intangible resources than us. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors. We cannot provide assurances that our electrified systems will be the first to market. Even if our electrified systems are first to market, or among the first to market, we cannot be sure that customers will choose vehicles with our electrified systems over those of our competitors, or over conventional diesel-powered vehicles.

Tesla and Nikola have announced their plans to bring long-haul Class 8 commercial BEVs and FCEVs to the market over the coming years. Cummins, Daimler, Dana, Navistar, PACCAR, Volvo, Lion Electric, Hyzon and other commercial vehicle manufacturers have announced their plans to bring Class 8 commercial BEVs or FCEVs to the market. Furthermore, we will also face competition from manufacturers of internal combustion engines powered by diesel fuel. We expect additional competitors to enter the market as well.

Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently a party to any material legal proceedings. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors and there can be no assurances that favorable outcomes will be obtained.

Strategic Collaborations

Dana Limited (“Dana”)

Commercial Matters Agreement

In June 2020, Hyliion and Dana entered into an agreement as to certain commercial arrangements (the “Commercial Matters Agreement”). The Commercial Matters Agreement amended and replaced certain prior commercial arrangements between Hyliion and Dana.

Among other things, pursuant to the Commercial Matters Agreement, as long as Dana or its affiliates hold at least 1,000,000 shares of our common stock or equity securities issued in exchange therefor or into which such shares are otherwise converted (in each case subject to customary adjustments for stock splits or dividends or other similar changes), and in the case of the Dana Sourcing Arrangement (defined below), for five years following the date of certain change in control transactions affecting us or our respective affiliates: (a) we agreed to purchase from Dana and its affiliates, unless we are directed by a customer to use a different vendor, any component, product or service required or utilized by us that Dana or any of its affiliates manufactures, sells or provides or unless Dana is not capable or willing to supply on reasonably competitive terms such component, product or service; provided that if a customer so directs us to use an alternative source, we agreed to use our good faith efforts to cause such customer to use Dana’s or its affiliates’ component, product or service by providing Dana or its affiliates with the opportunity to meet and speak with such customer (the “Dana Sourcing Arrangement”); (b) Dana agreed to provide Hyliion with a sourcing arrangement that granted us certain preferred payment terms when purchasing components from Dana or its affiliates for our own use in connection with its commercial vehicle business operations; (c) Dana and Hyliion agreed to execute joint marketing and branding activities; (d) Dana and its affiliates were granted a right of first refusal with respect to any assembly or manufacturing activities required by us; and (e) we agreed not to engage in certain business activities with certain competitors of Dana, subject to certain conditions.

For a period of three years following the closing of the Business Combination, Dana agreed to provide to us, at no charge (other than reimbursement of certain expenses), support services related to our business and operations, substantially comparable to the scope and quantity of services provided by Dana to us prior to entering into the Commercial Matters Agreement (the “Dana Support Services”) upon the terms and conditions of a new services agreement to be mutually agreed to, based upon good faith negotiations. In consideration for the Dana Support Services, Hyliion agreed to issue $10.0 million worth of Hyliion common stock to Dana immediately prior to the consummation of the Business Combination.

Sensata Technologies, Inc.

Sensata Collaboration Agreement

In June 2019, in connection with the notes payable issued to Sensata (“Sensata Notes”), we entered into a Collaboration and Development Agreement with Sensata relating to the development and supply of power distribution units (“PDUs”) for use in certain of our products (the “Sensata Collaboration Agreement”). Pursuant to the Sensata Collaboration Agreement, we and Sensata agreed to collaborate in connection with Sensata’s development, at its cost and expense, of PDUs that meet our specifications. The Sensata Collaboration Agreement does not require Sensata to complete development of PDUs that meet our specifications. However, if Sensata is able to deliver PDUs to us that meet our qualifications, we have agreed to negotiate in good faith a definitive supply agreement for Sensata to manufacture and supply PDUs to us for use in certain of our products. Such definitive supply agreement shall require us to purchase Hyliion’s total requirements for such PDUs from Sensata for an initial term of three years, so long as Sensata is willing and able to satisfy our pricing, timing and performance objectives. If we fail to enter into such definitive supply agreement or, if entered into, fail to purchase our total requirements of PDUs exclusively from Sensata during such three-year period, Sensata shall be entitled to certain remedies including reimbursement for all of the documented costs incurred by Sensata in the development of the PDUs pursuant to the Sensata Collaboration Agreement. All intellectual property developed by Sensata in connection with the Sensata Collaboration Agreement that does not incorporate any of our intellectual property shall be solely owned by Sensata; however, Sensata has granted us a perpetual, worldwide, irrevocable, royalty-free, non-exclusive, non-transferable and non-sublicensable license to such intellectual property. The term of the Sensata Collaboration Agreement is 18 months and may be extended by the parties’ written mutual agreement. Either party may terminate the Sensata Collaboration Agreement by providing the other party with 30 days’ written notice.

Sensata Data Sharing Agreement

In June 2019, in connection with the Sensata Notes, we also entered into a Data Sharing and Research Agreement with Sensata, pursuant to which we and Sensata agreed to engage in predictive maintenance and data capture collaborations in connection with trucks operated by us (the “Sensata Data Sharing Agreement”). Pursuant to the Sensata Data Sharing Agreement, we agreed to deliver to Sensata data from its vehicle fleet tests related to powertrain and other applications, and Sensata agreed to use commercially reasonable efforts to work with Logistics Management Institute (formerly Clockwork Solutions) (“Clockwork”), a data science and predictive maintenance consulting firm engaged by us, to analyze such data in order to develop and delineate analytics, patterns and predictive algorithms for the purpose of enhancing Class 8 truck performance. The Sensata Data Sharing Agreement further specified that all data provided by us to Sensata shall remain our property. To date, we and Sensata have collaborated pursuant to the Sensata Data Sharing Agreement in connection with capturing data from trucks operated by us to permit a data study conducted by Clockwork. We have not entered into a definitive agreement with Clockwork to undertake advanced analytic data processing and to assist with data analysis.

FEV Letter of Intent for Commercial Agreement

In May 2020, we entered into a non-binding letter of intent with FEV North America Inc. (“FEV”) relating to the provision of engineering services (the “FEV LOI”). The FEV LOI provides that we will negotiate a definitive agreement for FEV to provide services to us on a non-exclusive basis relating to engineering and research and development in connection with our development of electrified solutions for medium and heavy-duty trucks, among other matters. The FEV LOI contemplates that following the execution of a definitive agreement, we will, from time to time, provide FEV with the details of projects that it is working on and request that FEV submit a proposal to provide services to us in connection with such projects. If mutually agreed to by us and FEV, FEV would then provide such services to us pursuant to the definitive agreement. The FEV LOI also contemplates collaboration on customer leads and opportunities, as mutually agreed to by us and FEV from time to time.

We are now renegotiating the definitive agreement, but the term of the FEV LOI will continue until the execution of a definitive agreement. Either party may terminate the FEV LOI by delivering written notice to the other party. In August 2020, we and FEV entered into a statement of work, pursuant to which FEV is providing limited engineering services to us. As contemplated by the FEV LOI, we and FEV intend to enter into a definitive agreement that will govern all future work, but there is no guarantee that a binding definitive agreement will be achieved.

Fontaine Letter of Intent for Commercial Agreement

In May 2020, we entered into a non-binding letter of intent with Fontaine Modification Company (“Fontaine”), a North America based provider of comprehensive post-production truck modification services for OEMs, relating to the provision of post-production truck modification services (the “Fontaine LOI”). The Fontaine LOI provides that we will negotiate a definitive agreement for Fontaine to provide services to us on a non-exclusive basis relating to design, engineer, test and build truck modifications and custom solutions for our products, among other matters. The Fontaine LOI contemplates that Fontaine will have the capacity and capability to modify an agreed upon number of trucks per year (and per month) on its production lines pursuant to the definitive agreement. The Fontaine LOI also contemplates that following the completion of modification services by Fontaine, Fontaine will work cooperatively with us to coordinate delivery of trucks to our customers, including utilizing “ship-thru” agreements with the OEMs of such trucks. The term of the Fontaine LOI will continue until the execution of a definitive agreement. Either party may terminate the Fontaine LOI by delivering written notice to the other party. There is no guarantee that a binding definitive agreement will be achieved.

Lonestar Letter of Intent for Commercial Agreement

Since 2019, Lonestar Specialty Vehicles (“Lonestar”), an installer of powertrains in rolling chassis and glider trucks, has been providing us with installation services in connection with certain of our products. In April 2020, we entered into a non-binding letter of intent with Lonestar relating to the provision of truck production, installation and customization services (the “Lonestar LOI”). The Lonestar LOI provides that we will negotiate a definitive agreement for Lonestar to provide services to us on a non-exclusive basis relating to the production, installation and customization of trucks that contain or utilize our products, among other matters. The Lonestar LOI contemplates that Lonestar will reserve capacity on its production line to build an agreed upon number of trucks per year pursuant to specifications provided by us, and that Lonestar will be responsible for sourcing the truck body and all truck components from applicable manufacturers, installing our products in such trucks and performing all customization requested by us and our customers. The Lonestar LOI also contemplates that following the completion of each truck, Lonestar will coordinate delivery of such truck directly to our customers, Lonestar will be designated as one of our nationally recognized authorized servicers, Lonestar will offer extended warranty contracts directly to our customers and Lonestar will offer financing and leasing terms directly to our customers to assist them in purchasing or leasing trucks. The term of the Lonestar LOI will continue until the execution of a definitive agreement. Either party may terminate the Lonestar LOI by delivering written notice to the other party. There is no guarantee that a binding definitive agreement will be achieved.

Collaboration with American Natural Gas

Since 2018, we and American Natural Gas (“ANG”) have collaborated, on a non-exclusive basis, in connection with customer inquiries, on potential co-marketing opportunities and potential opportunities for ANG to provide our customers with RNG/CNG at fueling stations built, owned or operated by ANG across the United States. In October 2020, we entered into a sales agreement and partnership agreement with ANG. The sales agreement includes a pre-order of up to 250 Hypertruck ERX vehicles and the partnership agreement offers our customers discounted pricing for RNG at ANG fueling stations across the country and, for qualifying fleet customers, ANG has also agreed to build new fueling stations near our customer locations with no upfront capital costs to such customers.

ITEM 1A. RISK FACTORS

Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

Risks Related to our Business and Industry

We are an early stage company with a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future.

We incurred a net loss of $39.2 million for the year ended December 31, 2020 and have incurred a net loss of approximately $88.0 million from November 7, 2018 (“inception’) through December 31, 2020. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin commercial deliveries of both of our Hybrid system and our Hypertruck ERX system, which are not expected to begin until 2021 and 2022, respectively, and may occur later or not at all. Even if we are able to successfully develop and sell our electrified powertrain solutions, there can be no assurance that they will be commercially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of our electrified powertrain solutions, which may not occur.

We expect the rate at which we will incur losses to be significantly higher in future periods as we:

●	continue to market our first generation Demonstrator Hybrid system and design, develop and produce our second generation (“next generation”) Hybrid system as well as our Hypertruck ERX system;

●	continue to utilize our third-party partners for design, testing and commercialization;

●	expand our production capabilities to produce our electrified powertrain solutions, including costs associated with outsourcing the production of our electrified powertrain solutions;

●	build up inventories of parts and components for our electrified powertrain solutions;

●	produce an inventory of our electrified powertrain solutions;

●	expand our design, development, installation and servicing capabilities;

●	increase our sales and marketing activities and develop our distribution infrastructure; and

●	increase our general and administrative functions to support our growing operations.

Because we will incur the costs and expenses from these efforts before we receive any incremental revenues with respect thereto, our losses in future periods will be significant. Our business is capital intensive, and we can be expected to continue to sustain substantial operating expenses without generating sufficient revenues to cover expenditures. In addition, it is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.

We are in the early stages of developing key commercial relationships with suppliers and customers, and our ability to predict the outcome of those relationships is limited.

We are in the process of developing partnerships to accelerate the development and production of our solutions and have deployed demonstration Hybrid system units to certain companies we expect to be customers in the future, however all of our commercial relationships are in the early stages of development, and we do not have the ability to predict with certainty the outcome of those relationships. Our partners may face delays or be unable to meet our business requirements and standards at the quantity, quality and price levels needed for our business. The entities that we expect to be customers in the future may decide not to do business with us. Because we are still getting to know our partners and the commercial space in which we are doing business, these relationships could result in controversies or even litigation, which could have a material adverse effect on our ability to continue our plans for strategic growth and ultimately our business results.

We are highly dependent on the services of Thomas Healy, our Chief Executive Officer, and if we are unable to retain Mr. Healy, attract and retain key employees and hire qualified management, technical and vehicle engineering personnel, our ability to compete could be harmed.

Our success depends, in part, on our ability to retain our key personnel. We are highly dependent on the services of Thomas Healy, our Chief Executive Officer, and largest stockholder. Mr. Healy is the source of many, if not most, of the ideas and execution driving us. If Mr. Healy were to discontinue his service to us due to death, disability or any other reason, we would be significantly disadvantaged. The unexpected loss of or failure to retain one or more of our key employees could adversely affect our business.

We do not currently maintain key man life insurance policies with respect to Thomas Healy or any other officer and we will continue to evaluate whether to obtain such key man life insurance policies. Any failure by our management team and our employees to perform as expected may have a material adverse effect on our business, prospects, financial condition and operating results.

If we fail to manage our growth effectively, including failing to attract and integrate qualified personnel, we may not be able to develop, produce, market and sell our electrified powertrain solutions successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We intend to expand our operations significantly. We expect our future expansion to include:

●	expanding the management team;

●	hiring and training new personnel;

●	leveraging consultants to assist with company growth and development;

●	forecasting production and revenue;

●	controlling expenses and investments in anticipation of expanded operations;

●	establishing or expanding design, production, sales and service facilities;

●	implementing and enhancing administrative infrastructure, systems and processes; and

●	expanding into international markets, including Europe.

We intend to continue to hire a significant number of additional personnel, including software engineers, design and production personnel and service technicians for our electrified powertrain solutions. Because our electrified powertrain solutions are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in alternative fuel and electric vehicles may not be available to hire, and as a result, we will need to expend significant time and expense training any newly hired employees. Competition for individuals with experience designing, producing and servicing electrified vehicles and their software is intense, and we may not be able to attract, integrate, train, motivate or retain additional highly qualified personnel, particularly with respect to software engineers in the Austin, Texas area. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business, prospects, financial condition and operating results.

We have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences.

We have identified material weaknesses in internal control over financial reporting, which relate to: (a) segregation of duties (resulting from the small number of individuals performing the accounting functions), including the lack of a formal journal entry review and approval process; and (b) the design and operation of our information technology general controls. During 2020, we also had a material weakness in our overall closing and financial reporting processes, including accounting for significant and unusual transactions. Of these, we consider the last material weakness mentioned to have been fully remediated with the hiring of additional internal legal and accounting support, as well as our engaging RSM US LLP to assist with technical matters during 2020.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. The remaining deficiencies could result in additional misstatements to our financial statements that would be material and would not be prevented or detected on a timely basis.

Our management has concluded that these material weaknesses in our internal control over financial reporting are due to the fact that, prior to the Closing, Legacy Hyliion was a private company with limited resources and did not have the necessary business processes and related internal controls formally designed and implemented; coupled with the appropriate resources, level of experience and technical expertise to oversee its business processes and controls surrounding: information technology general controls, and our closing and financial reporting processes to address the accounting and financial reporting requirements related to significant and unusual transactions.

Our management has developed a remediation plan to address the remaining material weaknesses. Specifically, (a) to alleviate the information technology controls issue, the Company plans to implement NetSuite, an Oracle cloud-based ERP and financial solution. This solution will allow personnel to implement workflow controls; (b) to alleviate the segregation of duties issue, the plans to leverage NetSuite configuration and workflow while expanding the accounting team and reviewing roles; and (c) to alleviate the lack of a formal journal entry review and approval process, the Company will be implementing work flow steps within NetSuite to ensue all journal entries are approved before posting to the general ledger. The material weaknesses will not be considered remediated until management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate.

If not remediated, these material weaknesses could result in further material misstatements to our annual or interim financial statements that would not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could be adversely affected and we could become subject to litigation or investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources.

Risks Related to our Financial Results

Our financial results may vary significantly from period to period due to fluctuations in our operating costs and other factors.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including:

●	the pace at which we continue to design, develop and produce new products and increase production capacity;

●	the number of customer orders in a given period;

●	changes in manufacturing costs;

●	the timing and cost of, and level of investment in, research and development relating to our technologies and our current or future facilities;

●	developments involving our competitors;

●	changes in governmental regulations or applicable law;

●	future accounting pronouncements or changes in our accounting policies; and

●	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

As a result of these factors, we believe that period-to-period comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts, ratings agencies or investors, who may be focused only on quarterly financial results. If any of this occurs, the trading price of our common stock could fall substantially, either suddenly or over time.

We may be unable to adequately control the costs associated with our operations.

We will require significant capital to develop and grow our business, including developing and producing our electrified powertrain solutions and building our brand. We expect to incur significant expenses which will impact our profitability, including research and development expenses (including developing our next generation Hybrid system as well as our Hypertruck ERX system), component and service procurement costs, sales and distribution expenses as we build our brand and market our electrified powertrain solutions, and general and administrative expenses as we scale our operations and incur costs as a public company. In addition, we may incur significant costs servicing our electrified powertrain solutions. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our electrified powertrain solutions to meet projected performance metrics and successfully market our electrified powertrain solutions and services, but also to sell our products at prices to achieve our expected margins and control our costs. If we are unable to efficiently design, produce, market, sell, distribute and service our electrified powertrain solutions, our margins, profitability and prospects would be materially and adversely affected.

Risks Related to our Customers and Products

We may not be able to successfully engage target customers or convert early trial deployments with truck fleets into meaningful orders or additional deployments in the future.

Our success, and our ability to increase revenue and operate profitably, depends in part on our ability to identify target customers and to convert early trial deployments with truck fleets into meaningful orders or additional deployments in the future. Our Demonstrator Hybrid system has been delivered to certain customers on an early trial deployment basis, where such customers have the ability to evaluate whether the Demonstrator Hybrid system meets such customers’ performance and other requirements before such customers commit to meaningful orders or additional deployments in the future. Although we have begun the process of commercializing our Demonstrator Hybrid system, our Demonstrator Hybrid system is still undergoing testing, and it may not perform as we, or our customers, expect. If we are unable to meet our customers’ performance requirements or industry specifications, identify target customers or convert early trial deployments in truck fleets into meaningful orders or obtain additional deployments in the future, our business, prospects, financial condition and operating results would be materially adversely affected. Moreover, if we or our customers find that our Demonstrator Hybrid system does not perform as expected, we may cease to distribute our Demonstrator Hybrid system, or recall some or all of our product, and future distributions may be delayed or cease for some period of time or indefinitely.

We plan to accept reservation orders for the sale of our electrified powertrain solutions that are cancellable, and our initial pre-launch sales order for Hypertruck ERX equipped trucks is cancellable.

Our electrified powertrain solutions are still in the development and testing phase and commercial deliveries of the Hybrid system and the Hypertruck ERX system are not expected to begin until late 2021 and 2022, respectively, and may occur later or not at all. As a result, we plan to accept reservation orders for our electrified powertrain solutions that will be cancellable by customers without penalty. Given the anticipated lead times between reservation orders and the delivery date of our electrified powertrain solutions, there is a heightened risk that customers who place reservation orders may ultimately decide not to convert such reservation orders into binding contracts and take delivery of their ordered electrified powertrain solutions from us due to potential changes in customer preferences, competitive developments and other factors. As a result, no assurance can be made that reservations will not be cancelled or that reservations will result in the purchase of our electrified powertrain solutions, and any such cancellations could harm our business, prospects, financial condition and operating results.

We may also enter into contracts for the sale of our electrified powertrain solutions that include various cancellation rights in favor of the customer. For example, in May 2020, we entered into a pre-launch sales agreement (the “Agility Pre-Launch Agreement”) with Agility Logistics Cargo Transport Co. WLL (“Agility Transport”), a company organized under the laws of and based in Kuwait and a subsidiary of Agility Public Warehousing Company K.S.C.P. Under the Agility Pre-Launch Agreement, Agility Transport agreed to order 1,000 trucks equipped with our Hypertruck ERX system in one or more future purchase orders, subject to certain testing and performance requirements and termination rights. If we are unable to deliver our Hypertruck ERX trucks according to the performance requirements and delivery timelines set forth in the contract, Agility Transport has the right to cancel our order. Additionally, even if we satisfy such performance requirements and delivery timelines, Agility Transport may terminate the Agility Pre-Launch Agreement by giving us 360-days’ advance notice after the date on which we have delivered a Hypertruck ERX demonstration truck. Furthermore, the Agility Pre-Launch Agreement does not specify the terms or periods upon which these purchase orders may be entered into, such that the sale of any Hypertruck ERX equipped trucks to Agility Transport is subject to the parties reaching an agreement on the terms of one or more purchase orders, including as to the amount of the deposit to be paid by Agility Transport to us in connection with such purchase order. Failure to reach agreement on the terms of such purchase order could result in Agility Transport refusing to purchase all or a portion of the 1,000 Hypertruck ERX equipped trucks that it pre-ordered. Should a dispute arise under the Agility Pre-Launch Agreement, we may face challenges enforcing the terms of such contract due to the jurisdictional challenges involved with instituting legal proceedings against a foreign entity and enforcing an award against such entity in a foreign jurisdiction. As a result, no assurance can be given that Agility Transport will not terminate the Agility Pre-Launch Agreement prior to purchasing all or any portion of the 1,000 Hypertruck ERX equipped trucks it pre-ordered under such agreement or that we would be able to enforce such agreement against Agility Transport. Any of these adverse actions related to the Agility Pre-Launch Agreement or any future customer contracts could harm our business, prospects, financial condition and operating results.

We intend to sell our electrified powertrain solutions to large commercial vehicle OEM customers and large volume customers, and the failure to obtain such customers, loss of sales to such customers or failure to negotiate acceptable terms in contract renewal negotiations could have an adverse impact on our business.

Although we intend to sell our electrified powertrain solutions to commercial vehicle OEMs and other large volume customers, we may not be able to establish relationships with such OEMs or large volume customers if customer demand is not as high as we expect or if commercial vehicle OEMs face pressure from their existing suppliers not to purchase our electrified powertrain solutions. We may enter into long-term contracts with certain of these commercial vehicle OEMs and other large volume customers, who have substantial bargaining power with respect to price and other commercial terms, and any long-term contracts would be subject to renegotiation and renewal from time to time. Failure to obtain new customers, loss of all or a substantial portion of sales to any future customers for whatever reason (including, but not limited to, loss of contracts or failure to negotiate acceptable terms in contract renewal negotiations, loss of market share by these customers, insolvency of such customers, reduced or delayed customer requirements, plant shutdowns, strikes or other work stoppages affecting production by such customers) or continued reduction of prices to these customers could have a significant adverse effect on our financial results. There can be no assurance that we will be able to obtain large volume customers, not lose all or a portion of sales to any future large volume customers or that we will be able to offset any reduction of prices to these customers with reductions in our costs or by obtaining new customers.

The level of any future sales to commercial vehicle OEMs, including the realization of future sales from awarded business or obtaining new business or customers, is inherently subject to a number of risks and uncertainties, including the number of vehicles that these commercial vehicle OEMs actually manufacture and sell. Further, to the extent that the financial condition, including bankruptcy or market share, of any of our largest customers deteriorates or their sales otherwise continue to decline, our business, prospects, financial position and operating results could be adversely affected. Accordingly, we may not in fact realize all of the future sales represented by our awarded business. Any failure to realize these sales could have a material adverse effect on our business, prospects, financial condition and operating results.

Demand for our products will ultimately depend on our end users, some of whom operate in highly cyclical industries, which may subject us to the performance of their industries and can result in uncertainty and significantly impact the demand for our products, which could have a material adverse effect on our business, prospects, financial condition and operating results.

Demand for our products will ultimately depend on our end users, some of whom operate in highly cyclical industries and have felt the impact of COVID-19 and other factors on demand for output in their industries. Decisions to purchase our electrified powertrain solutions may depend on the performance of the industries of our end users and if demand for output in those industries decreases, the demand for our products will likely decrease. Demand in these industries is impacted by numerous factors, including commodity prices, infrastructure spending, housing starts, real estate equity values, interest rates, consumer spending, fuel costs, energy demands, municipal spending and commercial construction, among others. Increases or decreases in these variables may significantly impact the demand for our products. For example, lower diesel fuel costs, higher CNG costs or lower CNG availability would reduce our products’ cost savings, which could have a material adverse effect on our business, prospects, financial condition and operating results. Additionally, some of our end users have felt the impact of the COVID-19 pandemic, which has resulted in reduced demand for commercial vehicles and may affect fueling infrastructure such as CNG stations. If we are unable to accurately predict demand, we may be unable to meet our customers’ needs, resulting in the loss of potential sales, or we may produce excess products, resulting in increased inventories and overcapacity in our contracted production facilities, increasing our unit production cost and decreasing our operating margins.

If our electrified powertrain solutions fail to perform as expected, our ability to develop, market and sell our electrified powertrain solutions could be harmed.

Our electrified powertrain solutions may contain defects in design and production that may cause them not to perform as expected or may require repair. We currently have a limited frame of reference by which to evaluate the performance of our electrified powertrain solutions upon which our business prospects depend. There can be no assurance that we will be able to detect and fix any defects in our electrified powertrain solutions. Our electrified powertrain solutions may not perform consistent with customers’ expectations or consistently with other vehicles that may become available. Any product defects or any other failure of our electrified powertrain solutions and software to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, negative publicity, product liability claims and significant warranty and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results. Additionally, problems and defects experienced by other alternative fuel truck companies or electric consumer vehicles could by association have a negative impact on perception and customer demand for our electrified powertrain solutions.

The performance characteristics of our electrified powertrain solutions, including fuel economy and emissions levels, may vary, including due to factors outside of our control.

The performance characteristics of our electrified powertrain solutions, including fuel economy and emissions levels, may vary, including due to factors outside of our control. Our electrified powertrain solutions are still being designed and developed, and there are no assurances that they will be able to meet their projected performance characteristics, including fuel economy and emissions levels. External factors may also impact the performance characteristics of our electrified powertrain solutions. For instance, the estimated fuel savings and fuel economy of vehicles installed with our electrified powertrain solutions may vary depending on factors including, but not limited to, driver behavior, speed, terrain, hardware efficiency, payload, vehicle and weather conditions. Additionally, GHG emissions of vehicles installed with our electrified powertrain solutions may vary due to external factors, including the type of fuel, driver behavior, the efficiency, regulatory testing, and certification of the engine, where the engine is being operated and the characteristics of the vehicle itself, including but not limited to the vehicle’s software controls, drivetrain efficiency, aerodynamics and rolling resistance. These external factors as well as any operation of our electrified powertrain solutions other than as intended, may result in emissions levels that are greater than we expect. Additionally, the amount of GHG emissions of both the Hybrid and Hypertruck ERX solutions will vary due to, but not limited to, the factors mentioned above. The ability of our electrified powertrain solutions to have a net carbon negative profile, will depend on the availability of renewable natural gas (“RNG”) as well as the infrastructure necessary to purchase RNG through fuel providers. Any limitation on the ability to purchase RNG, such as a decrease or a limitation on the number of natural gas fueling stations or limitation on the production of natural gas and RNG in particular, will negatively impact the anticipated carbon intensity profile of our electrified powertrain solutions. In addition, the carbon intensity profiles could vary based on the source of RNG, which could reduce a fleet’s ability to have favorable carbon intensity scores. Due to these factors, there can be no guarantee that the operators of vehicles using our electrified powertrain solutions will realize the expected fuel savings and fuel economy and GHG emission reductions.

Our beliefs regarding the ability of our electrified powertrain solutions to limit carbon intensity and reduce GHG emissions and contribute to global decarbonization may be based on materially inaccurate assumptions.

We believe that our electrified powertrain solutions, to the extent adopted, may have the ability to limit carbon intensity and reduce GHG emissions from trucking operations, however, these beliefs are based on certain assumptions, including, but not limited to, our projections of the extent of natural gas and renewable natural gas use in the future, fuel types used, the ability to obtain carbon credits and driver behavior and our electrified powertrain solutions’ efficiencies and performance. To the extent our assumptions are materially incorrect or incomplete, it could adversely impact our business, prospects, financial condition and operating results. In addition, if our assumptions regarding the ability of our solutions to limit carbon intensity and reduce GHG emissions from trucking operations are materially incorrect or incomplete, or if our beliefs regarding the availability of our products are materially incorrect or incomplete, it is possible that our competitors’ technology may be better at limiting carbon intensity and reducing GHG emissions in certain circumstances and in certain markets.

We have limited experience servicing our electrified powertrain solutions and our integrated software. If we are unable to address the service requirements of our customers, our business, prospects, financial condition and operating results may be materially and adversely affected.

We have limited experience in servicing our electrified powertrain solutions and expect to increase our servicing capabilities as we begin commercial production of our electrified powertrain solutions. Servicing hybrid and electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. We plan to partner with a third party to perform some or all of the servicing on our electrified powertrain solutions, and there can be no assurance that we will be able to enter into an acceptable arrangement with any such third-party provider. Our customers will also depend on our customer support team to resolve technical and operational issues relating to the integrated software underlying our electrified powertrain solutions. Our ability to provide effective customer support is largely dependent on our ability to attract, train and retain qualified personnel with experience in supporting customers on platforms such as ours. As we continue to grow, additional pressure may be placed on our customer support team, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the future scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our operating results. If we are unable to successfully address the service requirements of our customers or establish a market perception that we do not maintain high-quality support, we may be subject to claims from our customers, including loss of revenue or damages, and our business, prospects, financial condition and operating results may be materially and adversely affected.

Our electrified powertrain solutions rely on software and hardware that is highly technical, and if these systems contain errors, bugs or vulnerabilities, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our business could be adversely affected.

Our electrified powertrain solutions rely on software and hardware, including software and hardware developed or maintained internally or by third parties, that is highly technical and complex and will require modification and updates over the life of the vehicle. In addition, our electrified powertrain solutions depend on the ability of such software and hardware to store, retrieve, process and manage immense amounts of data. Our software and hardware may contain, errors, bugs or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Errors, bugs, vulnerabilities, design defects or technical limitations may be found within our software and hardware. Although we attempt to remedy any issues we observe in our products as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not be to the satisfaction of our customers. Additionally, if we are able to deploy updates to the software addressing any issues but our over-the-air update procedures fail to properly update the software, our customers would then be responsible for installing such updates to the software and their software will be subject to these vulnerabilities until they do so. If we are unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in our software and hardware, we may suffer damage to our reputation, loss of customers, loss of revenue or liability for damages, any of which could adversely affect our business and financial results.

Future product recalls could materially adversely affect our business, prospects, financial condition and operating results.

Any product recall in the future, whether it involves us or a competitor’s product, may result in negative publicity, damage our brand and materially adversely affect our business, prospects, financial condition and operating results. In the future, we may voluntarily or involuntarily, initiate a recall if any of our products (including the batteries we design, develop and manufacture) prove to be defective or noncompliant with applicable federal motor vehicle safety standards. Such recalls involve significant expense and diversion of management attention and other resources, which could adversely affect our brand image, as well as our business, prospects, financial condition and operating results.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

Product liability claims, even those without merit or those that do not involve our products, could harm our business, prospects, financial condition and operating results. The automobile industry in particular experiences significant product liability claims, and we face inherent risk of exposure to claims in the event our electric powertrain solutions do not perform or are claimed to not have performed as expected. As is true for other commercial vehicle suppliers, we expect in the future that our electrified powertrain solutions will be installed on vehicles that will be involved in crashes resulting in death or personal injury. Additionally, product liability claims that affect our competitors may cause indirect adverse publicity for us and our products.

A successful product liability claim against us could require us to pay a substantial monetary award. Our risks in this area are particularly pronounced given the relatively limited number of electrified powertrain solutions delivered to date and limited field experience of our products. Moreover, a product liability claim against us or our competitors could generate substantial negative publicity about our products and business and could have a material adverse effect on our brand, business, prospects, financial condition and operating results. In most jurisdictions, we generally self-insure against the risk of product liability claims for vehicle exposure, meaning that any product liability claims will likely have to be paid from company funds, not by insurance.

Insufficient warranty reserves to cover future warranty claims could materially adversely affect our business, prospects, financial condition and operating results.

Once we begin commercial production of our electrified powertrain solutions, we will need to maintain warranty reserves to cover warranty-related claims. If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. We may become subject to significant and unexpected warranty expenses as well as claims from our customers, including loss of revenue or damages. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims.

Risks Related to our Production Processes and Supply Chain

We face significant barriers to produce our electrified powertrain solutions, and if we cannot successfully overcome those barriers our business will be negatively impacted.

The commercial trucking industry has traditionally been characterized by significant barriers to entry, including the ability to meet performance requirements or industry specifications, acceptance by OEMs and our end users, large capital requirements, investment costs of design and production, long lead times to bring components to market from the concept and design stage, the need for specialized design and development expertise, regulatory requirements, establishing a brand name and image and the need to establish sales capabilities. If we are not able to overcome these barriers, our business, prospects, financial condition and operating results will be negatively impacted and our ability to grow our business will be harmed.

Our success will depend on our ability to economically outsource the production, assembly and installation of our electrified powertrain solutions at scale, and our ability to develop and produce electrified powertrain solutions of sufficient quality and appeal to customers on schedule and at scale is unproven.

Our business depends in large part on our ability to execute our plans to develop, produce, assemble, market, sell, install and service our electrified powertrain solutions. We currently produce our Demonstrator Hybrid system at our facility in Cedar Park, Texas and expect to begin production of our next generation Hybrid system in 2021, at the earliest, and our Hypertruck ERX system in 2022, at the earliest, in each case at our outsourcing partners’ facilities. We anticipate that a significant concentration of this production, assembly and installation will be performed by a small number of outsourcing partners. While these arrangements can lower operating costs, they also reduce our direct control over production and distribution. Such diminished control may have an adverse effect on the quality or quantity of products or services, or our flexibility to respond to changing conditions.

Production or logistics in supply or production areas or transit to final destinations can be disrupted for a variety of reasons including, but not limited to, natural and man-made disasters, information technology system failures, commercial disputes, military actions, economic, business, labor, environmental, public health or political issues or international trade disputes.

Our continued development of our electrified powertrain solutions is and will be subject to risks, including with respect to:

●	the equipment we plan to use being able to accurately produce our electrified powertrain solutions within specified design tolerances;

●	the compatibility of our electrified powertrain solutions with existing and future commercial vehicle designs;

●	long- and short-term durability of the components in our electrified powertrain solutions in the day-to-day wear and tear of the commercial trucking environment;

●	compliance with environmental, workplace safety and similar regulations;

●	securing necessary components on acceptable terms and in a timely manner;

●	delays in delivery of final component designs to our suppliers;

●	our ability to attract, recruit, hire and train skilled employees;

●	quality controls, particularly as we plan to expand our production capabilities;

●	delays or disruptions in our supply chain;

●	other delays and cost overruns; and

●	our ability to secure additional funding if necessary.

Our production facilities, the production facilities of our outsourcing partners and suppliers and the equipment used to produce our electrified powertrain solutions would be costly to replace and could require substantial lead time to replace and qualify for use, which may render it difficult or impossible for us to produce our electrified powertrain solutions for some period of time. The inability to produce our electrified powertrain solutions or the backlog that could develop if our production facilities and the production facilities of our outsourcing partners and suppliers are inoperable for even a short period of time may result in the loss of customers or harm our reputation. Although we maintain insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

We and our future production partners have no experience to date in high volume production of our electrified powertrain solutions. We do not know whether we or our future production partners will be able to develop efficient, automated, low-cost production capabilities and processes and reliable sources of component supply, that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our electrified powertrain solutions. Even if we and our future production partners are successful in developing our high-volume production capability and processes and reliably source our component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or in time to meet our vehicle commercialization schedules or to satisfy the requirements of customers. Any failure to develop such production processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, prospects, financial condition and operating results.

We may experience significant delays in the design, production and launch of our electrified powertrain solutions, which could harm our business, prospects, financial condition and operating results.

Our electrified powertrain solutions are still in the development and testing phase, and commercial deliveries of the Hybrid systems and the Hypertruck ERX system are not expected to begin until 2021 and 2022, respectively, and may occur later or not at all. Any delay in the financing, design, production and launch of our electrified powertrain solutions, including future production of our next generation Hybrid system and Hypertruck ERX system at our outsourcing partners, could materially damage our brand, business, prospects, financial condition and operating results. There are often delays in the design, production and commercial release of new products, and to the extent we delay the launch of our electrified powertrain solutions, our growth prospects could be adversely affected as we may fail to grow our market share. We will rely on our outsourcing partners to produce our electrified powertrain solutions at scale, and if they are not able produce products that meet our specifications, we may need to expand our production capabilities, which would cause us to incur additional costs. Furthermore, we rely on third-party suppliers for the provision and development of many of the key components and materials used in our electrified powertrain solutions, and to the extent they experience any delays, we may need to seek alternative suppliers. If we experience delays by our third-party outsourcing partners or suppliers, we could experience delays in delivering on our timelines.

We, our outsourcing partners and our suppliers may rely on complex machinery for our production, which involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We, our outsourcing partners and our suppliers may rely on complex machinery for the production, assembly and installation of our electrified powertrain solutions, which will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our production facilities and the facilities of our outsourcing partners and suppliers consist of large-scale machinery combining many components. These components may suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of these components may significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to production facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition or operating results.

We are dependent on large commercial vehicle OEMs and producers of glider kits and rolling chassis to provide vehicles for our electrified powertrain solutions.

Because we do not manufacture complete commercial vehicles, we are dependent on commercial vehicle OEMs and producers of glider kits and rolling chassis to provide vehicle chassis for our electrified powertrain solutions. If OEMs are unable or unwilling to integrate the installation of our electrified powertrain solutions into their commercial vehicle production lines, we may have to rely on producers of glider kits and rolling chassis and commercial truck upfitting and modification companies. To the extent that there are limitations on the availability of glider kits or rolling chassis, either due to the unwillingness or inability of OEMs and producers to produce and provide them to us or our installation partners, or a change in governmental regulations or policies, we would need to develop our own commercial vehicle on which to install our electrified powertrain solutions. Either case could have a negative impact on our ability to sell our electrified powertrain solutions at the prices, or achieve the margins, or in the timeframes that we anticipate. Additionally, if commercial vehicle OEMs limit or fail to provide a warranty on vehicles with our electrified powertrain solutions, we will incur additional costs by contracting with a third party to provide warranty services. Any of the foregoing would have a material adverse effect on our business, prospects, financial condition and operating results.

We will rely on third parties, including commercial truck upfitting and modification companies and commercial vehicle OEMs, to install our electrified powertrain solutions in vehicles, which is subject to risks.

We intend to enter into agreements with commercial truck upfitting and modification companies and commercial vehicle OEMs to install our electrified powertrain solutions. Using third-party contract manufacturers and installers for the production and installation of our electrified powertrain solutions is subject to risks with respect to operations that are outside our control. We could experience delays if our outsourcing partners do not meet agreed upon timelines or experience capacity constraints that make it impossible for us to fulfill purchase orders on time or at all. The installation of our solutions may also void the warranty of a vehicle or a vehicle’s components, such as our engine and transmission, which may reduce customer demand for our solutions. Additionally, we may permit returns of vehicles installed with our electrified powertrain solutions, which may result in significant additional costs to us if we are required to convert the vehicles back to their original form. There is risk of potential disputes with our outsourcing partners, and we could be affected by negative publicity related to our partners whether or not such publicity is related to their collaboration with us. Our ability to successfully build a premium brand could also be adversely affected by perceptions about the quality of our outsourcing partners’ products. In addition, although we are involved in each step of the supply chain, production and installation processes, because we also rely on our outsourcing partners and third parties to meet our quality standards, there can be no assurance that the final product will meet expected quality standards.

We may be unable to enter into new agreements or extend existing agreements with third-party contract manufacturers and installers on terms and conditions acceptable to us and therefore may need to contract with other third parties or significantly add to our own production capacity. There can be no assurance that in such event we would be able to engage other third parties or establish or expand our own production capacity to meet our needs on acceptable terms or at all. The expense and time required to complete any transition, and to assure that our electrified powertrain solutions produced at facilities of new producers comply with our quality standards and regulatory requirements, may be greater than anticipated. Any of the foregoing could adversely affect our business, prospects, financial condition and operating results.

We are dependent on our suppliers, some of which are single or limited source suppliers, and the inability of these suppliers to deliver necessary components of our vehicles at prices and volumes, performance and specifications acceptable to us could have a material adverse effect on our business, prospects, financial condition and operating results.

We rely on third-party suppliers, some of whom are single-source suppliers, for the provision and development of many of the key components and materials used in our electrified powertrain solutions, such as natural gas generators. Any failure of these suppliers or outsourcing partners to perform could require us to seek alternative suppliers or to expand our production capabilities, which could incur additional costs and have a negative impact on our cost or supply of components or finished goods. While we plan to obtain components from multiple sources whenever possible, some of the components used in our vehicles will be purchased by us from a single source. Our third-party suppliers may not be able to meet their product specifications and performance characteristics or our desired specifications, performance and pricing, which would impact our ability to achieve our product specifications and performance characteristics as well. Additionally, our third-party suppliers may be unable to obtain required certifications for their products for which we plan to use or provide warranties that are necessary for our solutions. If we are unable to obtain components and materials used in our electrified powertrain solutions from our suppliers or if our suppliers decide to create or supply a competing product, our business could be adversely affected. Additionally, we have entered into a commercial matters agreement with Dana, pursuant to which we agreed to, among other things, purchase from Dana and its affiliates, unless we are directed by a customer to use a different vendor, any component, product or service required or utilized by us that Dana or any of its affiliates manufactures, sells or provides or unless Dana is unwilling or unable to supply on reasonably competitive terms such component, product or service. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term (or at all) at prices or quality levels that are favorable to us, which could have a material adverse effect on our business, prospects, financial condition and operating results.

Increases in costs, disruption of supply or shortage of our components, particularly LTO battery cells, could harm our business.

Once we begin commercial production of our electrified powertrain solutions, we may experience increases in the cost or a sustained interruption in the supply or shortage of our components. Any such increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. The prices for our components fluctuate depending on market conditions and global demand and could adversely affect our business, prospects, financial condition and operating results. For instance, we are exposed to multiple risks relating to price fluctuations for LTO cells. These risks include:

●	the inability or unwillingness of current battery manufacturers to build or operate battery cell production facilities to supply the numbers of LTO cells required to support the growth of the electric vehicle industry as demand for such cells increases;

●	disruption in the supply of cells due to quality issues or recalls by the battery cell manufacturers;

●	a fewer number of manufacturers of LTO cells compared to lithium nickel manganese cobalt oxide (“NMC”) or lithium nickel cobalt aluminum oxide (“NCA”) cells; and

●	an increase in the cost of raw materials.

Any disruption in the supply of battery cells could temporarily disrupt production of our electrified powertrain solutions until a different supplier is fully qualified. Moreover, battery cell manufacturers may refuse to supply electric vehicle manufacturers if they determine that the vehicles are not sufficiently safe. Furthermore, fluctuations or shortages in petroleum and other economic conditions may cause us to experience significant increases in freight charges. Substantial increases in the prices for raw materials may increase the cost of our components and consequently, the costs of products. There can be no assurance that we will be able to recoup increasing costs of our components by increasing prices, which could reduce our margins.

Risks Related to Our Industry and Competitive Landscape

Our future growth is dependent upon the commercial trucking industry’s willingness to adopt alternative fuel, hybrid and electric vehicles.

Our growth is highly dependent upon the adoption of alternative fuel, hybrid and electric vehicles by the commercial trucking industry. If the market for alternative fuel, hybrid and electric vehicles and our electrified powertrain solutions does not develop at the rate or in the manner or to the extent that we expect, or if critical assumptions we have made regarding the efficiency of our electrified powertrain solutions are incorrect or incomplete, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuels, hybrid and electric vehicles is new and untested and is characterized by rapidly changing technologies, price competition, numerous competitors, evolving government regulation and industry standards and uncertain customer demands and behaviors.

Factors that may influence the adoption of alternative fuel, hybrid and electric vehicles include:

●	perceptions about alternative fuel, hybrid and electric vehicle quality, safety, design, performance, reliability and cost, especially if adverse events or accidents occur that are linked to the quality or safety of alternative fuel, hybrid or electric vehicles;

●	perceptions about vehicle safety in general, including the use of advanced technology, such as vehicle electronics, alternative fuel and regenerative braking systems;

●	the decline of vehicle efficiency resulting from deterioration over time in the ability of the battery to hold a charge;

●	changes or improvements in the fuel economy of internal combustion engines, the vehicle and the vehicle controls or competitors’ electrified systems;

●	the availability of service and associated costs for alternative fuel, hybrid or electric vehicles;

●	volatility in the cost of energy, oil, gasoline, natural gas, hydrogen and renewable fuels could affect buying decisions, which could affect the carbon profile of our solutions;

●	the availability of refueling stations, particularly compressed natural gas (“CNG”) stations;

●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy, including new regulations mandating zero tailpipe emissions compared to overall carbon reduction;

●	the availability of tax and other governmental incentives to purchase and operate alternative fuel, hybrid and electric vehicles or future regulation requiring increased use of nonpolluting trucks;

●	the availability of rebates provided by natural gas fueling stations and natural gas providers to offset the costs of natural gas and natural gas vehicles;

●	the ability of Hyliion, fleets, utilities and others to purchase and take credit for renewable fuel and energy, specifically RNG, through LCFS programs or similar programs that take advantage of RNG credits in approved states;

●	the availability of tax and other governmental incentives to sell natural gas;

●	perceptions about and the actual cost of alternative fuel itself, as well as hybrid and electric vehicles; and

●	macroeconomic factors.

For example, if the market price of oil is low, there may be corresponding decreases in the cost of diesel fuel, which may impact the market for electric vehicles. Additionally, we may become subject to regulations that may require us to alter the design of our electrified powertrain solutions, which could negatively impact customer interest in our products.

Although we hope to be among the first to bring electrified powertrain solutions to market, competitors have already displayed electrified vehicle prototypes and may enter the market before us.

We face intense competition in trying to be among the first to bring electrified powertrain solutions to market. Most of our current and potential competitors have greater financial, technical, manufacturing, marketing and other resources than we do. They may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing and support of their alternative fuel and electric truck programs. Additionally, our competitors also have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and other resources than we do. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors. We cannot provide assurances that our electrified systems will be the first to market. Even if our electrified systems are first, or among the first, to market, there are no assurances that customers will choose vehicles with our electrified systems over those of our competitors, or over diesel powered trucks.

Tesla, Inc. and Nikola have announced their plans to bring Class 8 long haul BEVs and FCEVs to the market over the coming years. Tesla announced its BEV and Nikola announced its plug-in BEVs. Cummins, Daimler, parent of Freightliner Trucks, Dana, Navistar, PACCAR, parent of Kenworth Trucks, Inc. and Peterbilt Motors Company, Volvo, XOS and other commercial vehicle manufacturers have announced their plans to bring Class 8 BEVs or FCEVs to the market. Furthermore, we will also face competition from manufacturers of internal combustion engines powered by diesel fuel. We expect additional competitors to enter the industry as well.

We expect competition in our industry to intensify from our existing and future competitors in the future in light of increased demand and regulatory push for alternative fuel and electric vehicles.

Developments in alternative technology or improvements in the internal combustion engine may adversely affect the demand for our electrified powertrain solutions.

Significant developments in alternative technologies, such as battery cell technology, advanced diesel, ethanol or natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business, prospects, financial condition and operating results in ways we do not currently anticipate. Existing and other battery cell technologies, fuels or sources of energy may emerge as customers’ preferred alternative to our electrified powertrain solutions. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced alternative fuel and electric vehicles, which could result in the loss of competitiveness of our electrified powertrain solutions, decreased revenue and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to changes in alternative fuel and electric vehicle technology. As technologies change, we plan to upgrade or adapt our electrified powertrain solutions with the latest technology, in particular battery cell technology, which may also negatively impact the adoption of other our products. However, our electrified powertrain solutions may not compete effectively with alternative systems if we are not able to source and integrate the latest technology into our electrified powertrain solutions.

Risks Related to Technology, Data and Privacy-Related Matters

We are subject to cybersecurity risks to operational systems, security systems, infrastructure, integrated software in our electrified powertrain solutions and customer data processed by us or third-party vendors or suppliers and any material failure, weakness, interruption, cyber event, incident or breach of security could prevent us from effectively operating our business.

We are at risk for interruptions, outages and breaches of: (a) operational systems, including business, financial, accounting, product development, data processing or production processes, owned by us or our third-party vendors or suppliers; (b) facility security systems, owned by us or our third-party vendors or suppliers; (c) transmission control modules or other in-product technology, owned by us or our third-party vendors or suppliers; (d) the integrated software in our electrified powertrain solutions; or (e) customer or driver data that we process or our third-party vendors or suppliers process on our behalf. Such cyber incidents could: materially disrupt operational systems; result in loss of intellectual property, trade secrets or other proprietary or competitively sensitive information; compromise certain information of customers, employees, suppliers, drivers or others; jeopardize the security of our facilities; or affect the performance of transmission control modules or other in-product technology and the integrated software in our electrified powertrain solutions. A cyber incident could be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state supported actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. Although we maintain information technology measures designed to protect ourselves against intellectual property theft, data breaches and other cyber incidents, such measures will require updates and improvements, and we cannot guarantee that such measures will be adequate to detect, prevent or mitigate cyber incidents. The implementation, maintenance, segregation and improvement of these systems requires significant management time, support and cost. Moreover, there are inherent risks associated with developing, improving, expanding and updating current systems, including the disruption of our data management, procurement, production execution, finance, supply chain and sales and service processes. These risks may affect our ability to manage our data and inventory, procure parts or supplies or produce, sell, deliver and service our electric powertrain solutions, adequately protect our intellectual property or achieve and maintain compliance with, or realize available benefits under, applicable laws, regulations and contracts. We cannot be sure that these systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted, our ability to accurately and timely report our financial results could be impaired, and deficiencies may arise in our internal control over financial reporting, which may impact our ability to certify our financial results. Moreover, our proprietary information or intellectual property could be compromised or misappropriated, and our reputation may be adversely affected. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions.

A significant cyber incident could impact production capability, harm our reputation, cause us to breach our contracts with other parties or subject us to regulatory actions or litigation, any of which could materially affect our business, prospects, financial condition and operating results. In addition, our insurance coverage for cyberattacks may not be sufficient to cover all the losses we may experience as a result of a cyber incident.

We also collect, store, transmit and otherwise process customer, driver and employee and others’ data as part of our business and operations, which may include personal data or confidential or proprietary information. We also work with partners and third-party service providers or vendors that collect, store and process such data on our behalf and in connection with our products and services. There can be no assurance that any security measures that we or our third-party service providers or vendors have implemented will be effective against current or future security threats. While we have developed systems and processes designed to protect the availability, integrity, confidentiality and security of our and our customers’, drivers’, employees’ and others’ data, our security measures or those of our third-party service providers or vendors could fail and result in unauthorized access to or disclosure, acquisition, encryption, modification, misuse, loss, destruction or other compromise of such data. If a compromise of such data were to occur, we may become liable under our contracts with other parties and under applicable law for damages and incur penalties and other costs to respond to, investigate and remedy such an incident. Laws in all 50 states require us to provide notice to customers, regulators, credit reporting agencies and others when certain sensitive information has been compromised as a result of a security breach. Such laws are inconsistent and compliance in the event of a widespread data breach could be costly. Depending on the facts and circumstances of such an incident, these damages, penalties, fines and costs could be significant. Such an event could harm our reputation and result in litigation against us. Any of these results could materially adversely affect our business, prospects, financial condition and operating results.

Any unauthorized control or manipulation of the information technology systems in our electrified powertrain solutions could result in loss of confidence in us and our electrified powertrain solutions and harm our business.

Our electrified powertrain solutions contain complex information technology systems and built-in data connectivity to accept and install periodic remote updates to improve or update functionality. We have designed, implemented and tested security measures intended to prevent unauthorized access to our information technology networks, our electrified powertrain solutions and related systems. However, hackers may attempt to gain unauthorized access to modify, alter and use such networks, trucks and systems to gain control of or to change our electrified powertrain solutions’ functionality, user interface and performance characteristics, or to gain access to data stored in or generated by the truck. Future vulnerabilities could be identified and our efforts to remediate such vulnerabilities may not be successful. Any unauthorized access to or control of our electrified powertrain solutions, or any loss of customer data, could result in legal claims or proceedings and remediation of such problems could result in significant, unplanned capital expenditures. In addition, regardless of their veracity, reports of unauthorized access to our electrified powertrain solutions or data, as well as other factors that may result in the perception that our electrified powertrain solutions or data are capable of being “hacked,” could negatively affect our brand and harm our business, prospects, financial condition and operating results.

Inability to leverage vehicle and customer data could impact our software algorithms and impact research and development operations.

We rely on data collected from the use of fleet vehicles outfitted with our products, including vehicle data and data related to battery usage statistics. We use this data in connection with our software algorithms and the research, development and analysis of our products. Our inability to obtain this data or the necessary rights to use this data could result in delays or otherwise negatively impact our research and development efforts.

We may need to defend ourselves against patent, copyright or trademark infringement claims or trade secret misappropriation claims, which may be time-consuming and cause us to incur substantial costs.

Companies, organizations or individuals, including our competitors, may own or obtain patents, trademarks or other proprietary rights that would prevent or limit our ability to make, use, develop or sell our electrified powertrain solutions, which could make it more difficult for us to operate our business. We may receive inquiries from patent, copyright or trademark owners inquiring whether we infringe upon their proprietary rights. We may also be the subject of allegations that we have misappropriated their trade secrets or other proprietary rights. Companies owning patents or other intellectual property rights relating to battery packs, electric motors, fuel cells or electronic power management systems may allege infringement or misappropriation of such rights. In response to a determination that we have infringed upon or misappropriated a third party’s intellectual property rights, we may be required to do one or more of the following:

●	cease development, sales or use of our products that incorporate the asserted intellectual property;

●	pay substantial damages;

●	obtain a license from the owner of the asserted intellectual property right, which license may not be available on reasonable terms or at all; or

●	redesign one or more aspects or systems of our electrified powertrain solutions.

A successful claim of infringement or misappropriation against us could materially adversely affect our business, prospects, financial condition and operating results. Any litigation or claims, whether valid or invalid, could result in substantial costs and diversion of resources.

Our business may be adversely affected if we are unable to protect our intellectual property rights from unauthorized use by third parties.

Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we will rely on a combination of patents, trade secrets (including know-how), employee and third-party nondisclosure agreements, copyrights, trademarks, intellectual property licenses and other contractual rights to establish and protect our rights in our technology.

The protection of our intellectual property rights will be important to our future business opportunities. However, the measures we take to protect our intellectual property from unauthorized use by others may not be effective for various reasons, including the following:

●	any patent applications we submit may not result in the issuance of patents;

●	the scope of our issued patents, including our patent claims, may not be broad enough to protect our proprietary rights;

●	our issued patents may be challenged or invalidated by our competitors;

●	our employees, consultants or business partners may breach their confidentiality, non-disclosure and non-use obligations to us;

●	third-parties may independently develop technologies that are the same or similar to our;

●	the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make enforcement impracticable; and

●	current and future competitors may circumvent our intellectual property.

Patent, trademark, copyright and trade secret laws vary throughout the world. Some foreign countries do not protect intellectual property rights to the same extent as do the laws of the U.S. Further, policing the unauthorized use of our intellectual property in foreign jurisdictions may be difficult. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the U.S.

Also, while we have registered trademarks in an effort to protect our investment in our brand and goodwill with customers, competitors may challenge the validity of those trademarks and other brand names in which we have invested. Such challenges can be expensive and may adversely affect our ability to maintain the goodwill gained in connection with a particular trademark.

Our intellectual property applications for registration may not issue or be registered, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

We cannot be certain that we are the first inventor of the subject matter to which we have filed a particular patent application, or if we are the first party to file such a patent application. If another party has filed a patent application to the same subject matter as we have, we may not be entitled to the protection sought by the patent application. We also cannot be certain whether the claims included in a patent application will ultimately be allowed in the applicable issued patent. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will issue, or that our issued patents will afford protection against competitors with similar technology. In addition, our competitors may design around our issued patents, which may adversely affect our business, prospects, financial condition and operating results.

Risks Related to Environmental and Regulatory Matters

The unavailability, reduction or elimination of government and economic incentives for alternative fuel use due to policy changes or government regulation could have a material adverse effect on our business, prospects, financial condition and operating results.

Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle industry or other reasons may result in the diminished competitiveness of the alternative fuel and electric vehicle industry generally or our electrified powertrain solutions. While certain tax credits and other incentives for alternative energy production, alternative fuel and electric vehicles have been available in the past, there is no guarantee these programs will be available in the future. If current tax incentives are not available in the future, our financial position could be harmed.

In particular, we are influenced by federal, state and local tax credits, rebates, grants and other government programs and incentives that promote the use of RNG and natural gas as a vehicle fuel. These include various government programs that make grant funds available for the purchase of natural gas vehicles, as well as D3 RIN and LCFS programs, which encourage low carbon “compliant” transportation fuels (including CNG) in the California and Oregon marketplace by allowing producers of these fuels to generate LCFS Credits that can be sold to noncompliant regulated parties and the AFTC under which a tax credit is available for natural gas vehicle fuel sales made through the end of 2020 but which may not be available for vehicle fuel sales made after December 31, 2020, particularly if other legislative priorities result in insufficient focus on this program during upcoming congressional sessions. Additionally, we are influenced by laws, rules and regulations that require reductions in carbon emissions or the use of renewable fuels, such as the California Low Carbon Fuel Standards and the Oregon Clean Fuels Program. These programs and regulations, which have the effect of encouraging the use of natural gas as a vehicle fuel, could expire or be repealed or amended for a variety of reasons. For example, parties with an interest in gasoline and diesel, electric or other alternative vehicles or vehicle fuels, including lawmakers, regulators, policymakers, environmental or advocacy organizations, OEMs, trade groups, suppliers or other powerful groups, may invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote natural gas. Many of these parties have substantially greater resources and influence than we do. Further, changes in federal, state or local political, social or economic conditions, including a lack of legislative focus on these programs and regulations, could result in their modification, delayed adoption or repeal. Any failure to adopt, delay in implementation, expiration, repeal or modification of these programs and regulations, or the adoption of any programs or regulations that encourage the use of other alternative fuels or alternative vehicles over natural gas, would reduce the market for natural gas as a vehicle fuel and harm our operating results, liquidity and financial condition. For instance, California lawmakers and regulators have implemented various measures designed to increase the use of electric, hydrogen and other zero-emission vehicles, including establishing firm goals for the number of these vehicles operating on state roads by specified dates and enacting various laws and other programs in support of these goals. Although the influence and applicability of these or similar measures on our business and natural gas vehicle adoption in general remains uncertain, a focus by these groups on zero tailpipe emissions vehicles over vehicles with an overall net carbon negative emissions profile, but with some tailpipe emissions operating on RNG, could adversely affect the market for natural gas vehicles, including those powered by our electrified powertrain solutions. If these economic incentives are reduced or eliminated, there could be a reduction of the supply of natural gas, a corresponding increase in the price of natural gas, and our electrified powertrain solutions may not be net carbon negative, which could have a material adverse effect on our business, prospects, financial condition and operating results.

Additionally, other changes to governmental regulations and policies could impact the competitiveness of natural gas as a fuel source. For instance, a limitation or ban on extraction methods like fracking, could have a negative impact on the availability and price of natural gas and may adversely affect the growth of the alternative fuel automobile markets. Additionally, an increase in the economic incentives for other fuel sources or BEVs, such as through the subsidization of other fuel sources or higher permitted weight limits for BEVs or FCEVs or the reduction or elimination of the higher permitted weight limits for natural gas vehicles, could make our products less competitive. Such changes in regulations and policies could materially and adversely affect our business, prospects, financial condition and operating results.

We are subject to various environmental laws and regulations that could impose substantial costs upon us and cause delays in building our production facilities.

Our operations are and will be subject to international, federal, state and local environmental laws and regulations, including laws relating to the use, handling, storage, disposal of and human exposure to hazardous materials. Environmental and health and safety laws and regulations can be complex, and we have limited experience complying with them. Moreover, we expect that we will be affected by future amendments to such laws or other new environmental and health and safety laws and regulations which may require us to change our operations, potentially resulting in a material adverse effect on our business, prospects, financial condition and operating results. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations.

Contamination at properties we will own or operate, we formerly owned or operated or to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results. We may face unexpected delays in obtaining the required permits and approvals in connection with our planned production facilities that could require significant time and financial resources and delay our ability to operate these facilities, which would adversely impact our business, prospects, financial condition and operating results.

Our business could be negatively affected by unfavorable changes to federal or state tax laws or the adoption of federal or state laws or regulations mandating new or additional limits on the production of GHG emissions, the cost of natural gas and “tailpipe” emissions.

Federal or state laws or regulations may be adopted that would impose new or additional limits on the emissions of GHG. The potential effects of GHG emission limits on our business are subject to significant uncertainties based on, among other things, the timing of the implementation of any new requirements, the required levels of emission reductions, the nature of any market-based or tax-based mechanisms adopted to facilitate reductions, the relative availability of GHG emission reduction offsets, the development of cost-effective, commercial-scale carbon capture and storage technology and supporting regulations and liability mitigation measures, the range of available compliance alternatives, and our ability to demonstrate that our products qualify as a compliance alternative under any new statutory or regulatory programs to limit GHG emissions. If our solutions are not able to meet future GHG emission limits or perform as well as BEV, FCEV or other alternative fuel vehicles, for instance due to unavailability of RNG in a particular area or a decline in RNG production or an increase in our cost, our solutions could be less competitive. Additionally, federal, state or road taxes could be added to natural gas fuel, which would increase the operating cost of our products. Furthermore, additional federal or state taxes could be implemented on “tailpipe” emissions, which would have a negative impact on the cost of our products and a positive impact on the cost of BEVs and FCEVs relative to our solutions. Such new federal or state laws or regulations could have a material adverse impact on our business, prospects, financial condition and operating results.

We, our outsourcing partners and our suppliers are or may be subject to substantial regulation and unfavorable changes to, or failure by us, our outsourcing partners or our suppliers to comply with, these regulations could substantially harm our business and operating results.

Our electrified powertrain solutions, and the sale of motor vehicles in general, our outsourcing partners and our suppliers are or may be subject to substantial regulation under international, federal, state and local laws. We continue to evaluate requirements for licenses, approvals, certificates and governmental authorizations necessary to manufacture, sell or service our electrified powertrain solutions in the jurisdictions in which we plan to operate and intend to take such actions necessary to comply. We may experience difficulties in obtaining or complying with various licenses, approvals, certifications and other governmental authorizations necessary to manufacture, sell or service their electrified powertrain solutions in any of these jurisdictions. For instance, our electrified powertrain solutions are novel technology that may not be readily classified into categories by governmental agencies. If we, our outsourcing partners or our suppliers are unable to obtain or comply with any of the licenses, approvals, certifications or other governmental authorizations necessary to carry out our operations in the jurisdictions in which we currently operate, or those jurisdictions in which we plan to operate in the future, our business, prospects, financial condition and operating results could be materially adversely affected. We expect to incur significant costs in complying with these regulations. For example, if the battery packs installed in our electrified powertrain solutions are deemed to be transported, we will need to comply with the mandatory regulations governing the transport of “dangerous goods,” and any deficiency in compliance may result in us being prohibited from selling our electrified powertrain solutions until compliant batteries are installed. Additionally, although we do not believe that our current after-market Hybrid system is required to obtain certifications from the EPA in the event that regulators determine that certifications are necessary, we may be prohibited from selling our Hybrid system until such time as we obtain the required certifications. Any such required changes to our battery packs or Hybrid system will require additional expenditures and may delay the shipment of vehicles. In addition, regulations related to the electric and alternative energy vehicle industry are evolving and we face risks associated with changes to these regulations, including but not limited to:

●	increased subsidies for corn and ethanol production, which could reduce the operating cost of vehicles that use ethanol or a combination of ethanol and gasoline;

●	increased support for other alternative fuel systems, which could have an impact on the acceptance of our electric powertrain system; and

●	increased sensitivity by regulators to the needs of established automobile manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine, which could lead them to pass regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote alternative fuel vehicles.

To the extent the laws change, our electrified powertrain solutions and our suppliers’ products may not comply with applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results would be adversely affected.

We are subject to evolving laws, regulations, standards and contractual obligations related to data privacy and security, and our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability or adversely affect our business.

We intend to use our in-vehicle services and functionality to log information about each vehicle’s use in order to aid us in vehicle diagnostics and servicing. Our customers or their drivers may object to the use of this data, which may increase our vehicle maintenance costs and harm our business prospects. Collection of our customers’, employees’ and others’ information in conducting our business may subject us to various legislative and regulatory burdens related to data privacy and security that could require notification of data breaches, restrict our use of such information and hinder our ability to acquire new customers or market to existing customers. The regulatory framework for data privacy and security is rapidly evolving, and we may not be able to monitor and react to all developments in a timely manner. For example, California requires connected devices to maintain minimum information security requirements. As legislation continues to develop, we will likely be required to expend significant additional resources to continue to modify or enhance our protective measures and internal processes to comply with such legislation. In addition, non-compliance with these laws or a significant breach of our third-party service providers’ or vendors’ or our own network security and systems could have serious negative consequences for our business and future prospects, including possible fines, penalties and damages, reduced customer demand for our vehicles and harm to our reputation and brand.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

We are subject to governmental export and import control laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business, prospects, financial condition and operating results.

Our products and solutions are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. U.S. export control laws and regulations and economic sanctions prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments and persons. In addition, complying with export control and sanctions regulations for a particular sale may be time-consuming and result in the delay or loss of sales opportunities. Exports of our products and technology must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, fines, which may be imposed on us and responsible employees or managers and, in extreme cases, the incarceration of responsible employees or managers.

In addition, changes in our products or solutions or changes in applicable export or import laws and regulations may create delays in the introduction and sale of our products and solutions in international markets, increase costs due to changes in import and export duties and taxes, prevent our customers from deploying our products and solutions or, in some cases, prevent the export or import of our products and solutions to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our products and solutions or in our decreased ability to export or sell our products and solutions to customers. Any decreased use of our products and solutions or limitation on our ability to export or sell our products and solutions would likely adversely affect our business, prospects, financial condition and operating results.

Changes in laws or regulations and U.S. trade policy, including the imposition of tariffs and the resulting consequences, could adversely affect our business, prospects, financial condition and operating results.

We are subject to laws and regulations enacted by national, regional and local governments and agencies. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our products and business. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

The U.S. government has adopted a new approach to trade policy and in some cases has attempted to renegotiate or terminate certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods, including steel and certain commercial vehicle parts, which have begun to result in increased costs for goods imported into the U.S. In response to these tariffs, a number of U.S. trading partners have imposed retaliatory tariffs on a wide range of U.S. products, which makes it more costly for us to export our products to those countries. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, or if demand for our exported products decreases due to the higher cost, our operating results could be materially adversely affected. In addition, further tariffs have been proposed by the U.S. and our trading partners and additional trade restrictions could be implemented on a broader range of products or raw materials. The resulting environment of retaliatory trade or other practices could have a material adverse effect on our business, prospects, financial condition, operating results, customers, suppliers and the global economy.

We intend in the future to expand internationally and will face risks associated with our international operations, including unfavorable regulatory, political, tax and labor conditions, which could harm our business.

We will face risks associated with our future international operations, including possible unfavorable regulatory, political, tax and labor conditions, which could harm our business. We anticipate having international operations which would subject us to the legal, political, regulatory and social requirements and economic conditions in any future jurisdictions. Additionally, as part of our growth strategy, we intend to expand our sales and servicing services internationally. However, we have no experience to date selling and servicing our electrified powertrain solutions internationally and such expansion would require us to make significant expenditures, including the hiring of local employees and establishing facilities, in advance of generating any revenue. We are subject to a number of risks associated with international business activities that may increase our costs, impact our ability to sell our electrified powertrain solutions and require significant management attention. These risks include:

●	conforming our electrified powertrain solutions to various international regulatory requirements where our electrified powertrain solutions are sold, or homologation;

●	difficulties in obtaining or complying with various licenses, approvals, certifications and other governmental authorizations necessary to manufacture, sell or service our electrified powertrain solutions in any of these jurisdictions;

●	difficulties in staffing and managing foreign operations;

●	difficulties attracting customers in new jurisdictions;

●	difficulties establishing new partnerships, including with respect to installation centers, assembly facilities, suppliers and the truck OEMs necessary to install our technology in vehicles;

●	foreign government taxes, regulations and permit requirements, including foreign taxes that We may not be able to offset against taxes imposed upon we in the U.S., and foreign tax and other laws limiting our ability to repatriate funds to the U.S.;

●	fluctuations in foreign currency exchange rates and interest rates, including risks related to any interest rate swap or other hedging activities we undertake;

●	U.S. and foreign government trade restrictions, tariffs and price or exchange controls;

●	foreign labor laws, regulations and restrictions;

●	changes in diplomatic and trade relationships;

●	political instability, natural disasters, global health concerns, including health pandemics such as the COVID-19 pandemic, war or events of terrorism; and

●	the strength of international economies.

If we fail to successfully address these risks, our business, prospects, financial condition and operating results could be materially harmed.

Risks Related to Capital and Tax Matters

We may need to raise additional funds and these funds may not be available to us when we need them. If we cannot raise additional funds when we need them, our business, prospects, financial condition and operating results could be negatively affected.

The design, production, sale and servicing of our electrified powertrain solutions is capital-intensive. In connection with the consummation of the Business Combination on October 1, 2020, we raised net proceeds of approximately $516.5 million (net of transaction costs and expenses). As of December 31, 2020, all outstanding warrants were either exercised or redeemed, with gross proceeds of $140.8 million raised, of which $16.3 million was collected during the first quarter of 2021. However, we may subsequently determine that additional funds are necessary earlier than anticipated. This capital may be necessary to fund our ongoing operations, continue research, development and design efforts, create new products and improve infrastructure. We may raise additional funds through the issuance of equity, equity related or debt securities or through obtaining credit from government or financial institutions. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our business, prospects, financial condition and operating results could be materially adversely affected.

Changes in tax laws may materially adversely affect our business, prospects, financial condition and operating results.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business, prospects, financial condition and operating results. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, U.S. federal tax legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), enacted many significant changes to the U.S. tax laws. Future guidance from the IRS with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), has already modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation.

Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.

We have incurred losses during our history and do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2020, we had U.S. federal net operating loss carryforwards of approximately $82.2 million.

Under the Tax Act, as modified by the CARES Act, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

Under Section 382 of the Code, substantial changes in our ownership may result in an annual limitation on the amount of net operating loss carryforwards that could be utilized in the future to offset our taxable income. Generally, this limitation may arise in the event of a cumulative change in ownership of more than 50% within a three-year period. We have completed such analysis and determined that such an ownership change occurred in 2017. This will limit the usage of our 2017 and prior year net operating losses, and will cause $2.0 million of such losses to expire unused, regardless of future taxable income. No other such ownership changes have occurred through December 31, 2020. Due to this, as well as our overall profitability estimate as noted above, we have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

We may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives for which we may apply. As a result, our business, prospects, financial condition and operating results may be adversely affected.

We anticipate applying for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel and electric vehicles and related technologies. We anticipate that in the future there will be new opportunities for us to apply for grants, loans and other incentives from federal, state and foreign governments. Our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot assure you that we will be successful in obtaining any of these additional grants, loans and other incentives.

Risks Related to Ownership of Our Securities

Concentration of ownership among our existing executive officers, directors and their respective affiliates may prevent new investors from influencing significant corporate decisions.

As of December 31, 2020, our executive officers, directors and their respective affiliates, as a group, beneficially own approximately 35.7% of our outstanding common stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of us or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

Our Certificate of Incorporation designates specific courts as the exclusive forum for certain stockholder litigation matters, which could limit the ability of our stockholders to obtain a favorable forum for disputes with us or our directors, officers or employees.

Our Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against current or former directors, officers or other employees for breach of fiduciary duty, other similar actions, any other action as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware and any action or proceeding concerning the validity of our Certificate of Incorporation or our Bylaws may be brought only in the Court of Chancery in the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware does not have subject matter jurisdiction thereof, any state court located in the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware), unless we consent in writing to the selection of an alternative forum. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our Certificate of Incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This provision may limit our stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us and our directors, officers or other employees and may have the effect of discouraging lawsuits against our directors, officers and other employees. Furthermore, our stockholders may be subject to increased costs to bring these claims, and the exclusive forum provision could have the effect of discouraging claims or limiting investors’ ability to bring claims in a judicial forum that they find favorable.

In addition, the enforceability of similar exclusive forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with one or more actions or proceedings described above, a court could rule that this provision in our Certificate of Incorporation is inapplicable or unenforceable. In March 2020, the Delaware Supreme Court issued a decision in Salzburg et al. v. Sciabacucchi, which found that an exclusive forum provision providing for claims under the Securities Act to be brought in federal court is facially valid under Delaware law. We intend to enforce this provision, but we do not know whether courts in other jurisdictions will agree with this decision or enforce it. If a court were to find the exclusive forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, prospects, financial condition and operating results.

A significant portion of our total outstanding shares of our common stock are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2020, 67.1% of our common stock was subject to transfer restrictions pursuant to the terms of a letter agreement entered into at the time of the IPO, and may not be transferred until the earlier to occur of (a) one year after the closing or (b) the date on which we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after the closing, such restricted shares will be released from these transfer restrictions. Upon expiration of the transfer restrictions, the holders will be eligible to sell their shares into the market.

We may issue additional shares of common stock or preferred stock, including under our equity incentive plan. Any such issuances would dilute the interest of our stockholders and likely present other risks.

We may issue a substantial number of additional shares of common or preferred stock, including under our equity incentive plan. Any such issuances of additional shares of common or preferred stock:

●	may significantly dilute the equity interests of our investors;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our common stock.

General Risks

We have been, and may in the future be, adversely affected by the global COVID-19 pandemic, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, prospects, financial condition and operating results.

There has been a widespread worldwide impact from the COVID-19 pandemic, and we have been, and may in the future be, adversely affected as a result. Numerous government regulations and public advisories, as well as shifting social behaviors, have temporarily limited or closed non-essential transportation, government functions, business activities and person-to-person interactions, and the duration of such trends is difficult to predict. Reduced operations and production line shutdowns at commercial vehicle OEMs due to COVID-19, limitations on travel by our personnel and personnel of our customers and increased demand for commercial trucks within our customers’ fleets caused some customers to delay the planned installation of our Hybrid system on their trucks past the second quarter of 2020, and future delays or shutdowns of commercial vehicle OEMs or our suppliers could impact our ability to meet customer orders. We also instituted certain temporary cost reduction measures such as reducing or deferring discretionary spending.

The specific timing and pace of our resumption of normal operations will depend on the status of various government regulations and the readiness of our suppliers, vendors and workforce. Although we are working to resume meetings with potential customers, we ultimately remain uncertain how we may be impacted should COVID-19 concerns increase in the future. Moreover, travel restrictions and social distancing efforts in response to the COVID-19 pandemic may negatively impact the commercial trucking industry, such as reduced consumer demand for products carried by the commercial trucking industry, for an unknown, but potentially lengthy, period of time.

Our operations and timelines may also be affected by global economic markets and levels of consumer comfort and spend, which could impact demand in the worldwide transportation industries. Because the impact of current conditions on an ongoing basis is yet largely unknown, is rapidly evolving and has been varied across geographic regions, this ongoing assessment will be particularly critical to allow us to accurately project demand and infrastructure requirements globally and deploy our workforce and other resources accordingly. If current global market conditions continue or worsen, or if we cannot or do not resume reduced operations at a rate commensurate with such conditions or resume full operational capacity and are later required to or choose to reduce such operations again, our business, prospects, financial condition and operating results could be materially harmed.

We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.

As a result of operating as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and the NYSE. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs will increase our net loss. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (a) the last day of the fiscal year (i) following March 4, 2024, the fifth anniversary of our IPO, (ii) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time) or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

We are or may be subject to risks associated with strategic alliances or acquisitions and may not be able to identify adequate strategic relationship opportunities, or form strategic relationships, in the future.

We have entered into strategic alliances and may in the future enter into additional strategic alliances or joint ventures or minority equity investments, in each case with various third parties for the production of our electrified powertrain solutions as well as with other collaborators with capabilities on data and analytics, engineering, installation channels, refueling stations and hydrogen fuel cells. These alliances subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.

Strategic business relationships will be an important factor in the growth and success of our business. However, there are no assurances that we will be able to continue to identify or secure suitable business relationship opportunities in the future or our competitors may capitalize on such opportunities before we do. Moreover, identifying such opportunities could require substantial management time and resources, and negotiating and financing relationships involves significant costs and uncertainties. If we are unable to successfully source and execute on strategic relationship opportunities in the future, our overall growth could be impaired, and our business, prospects, financial condition and operating results could be materially adversely affected.

When appropriate opportunities arise, we may acquire additional assets, products, technologies or businesses that are complementary to our existing business. In addition to possible stockholder approval, we may need approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs, and may disrupt our business strategy if we fail to do so. Furthermore, acquisitions and the subsequent integration of new assets and businesses into our own require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

Our employees and independent contractors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our business, prospects, financial condition and operating results.

We are exposed to the risk that our employees and independent contractors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other activities that violate laws and regulations, including production standards, U.S. federal and state fraud, abuse, data privacy and security laws, other similar non-U.S. laws or laws that require the true, complete and accurate reporting of financial information or data. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, prospects, financial condition and operating results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, integrity oversight and reporting obligations to resolve allegations of non-compliance, imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our business, prospects, financial condition and operating results.

Work stoppages or similar difficulties could significantly disrupt our operations.

A work stoppage, including due to the COVID-19 pandemic, at the production facilities of one or more of our or our outsourcing partners’, suppliers and commercial vehicle OEMs could have a material adverse effect on our business. In addition, if a significant customer were to experience a work stoppage, that customer could halt or limit purchases of our products, which could result in shutting down the related production facilities. Also, a significant disruption in the supply of a key component due to a work stoppage at one of our suppliers could result in shutting down production facilities, which could have a material adverse effect on our business.

Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact the price of our common stock.

Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the price of our common stock or other reasons may in the future cause us to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our Board’s attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect its relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, the price of our common stock and could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the price and trading volume of our common stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us were to cease their coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters are located in an 104,000 square foot facility that we lease in Cedar Park, Texas, just north of Austin, Texas, where we design, develop, prototype and perform low volume assembly and installation of our electrified powertrain systems and components. Our lease of this facility expires in January 2026 and we have the option to extend the lease for an additional five-year term.

We also lease a 2,500 facility in Braddock, Pennsylvania that is used to support our operations.

We believe that our current facilities are in good working order and are capable of supporting our operations for the foreseeable future; however, we will continue to evaluate buying or leasing additional space as needed to accommodate our growth.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is subject to claims in legal proceedings arising in the ordinary course of its business, including payroll-related and various employment-related matters. All litigation currently pending against the Company relates to matters that have arisen in the ordinary course of business and the Company believes that such matters will not have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently listed on the NYSE under the symbols “HLYN”. Prior to the consummation of the business combination agreement (“Business Combination”), our common stock was listed on the NYSE under the symbols “SHLL”. As of February 23, 2021, there were 170,255,200 holders of record of our Common Stock.

Dividend Policy

We have not paid any cash dividends on our common stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and has no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors (the “Board”) and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of the common stock in the foreseeable future.

Recent Sales of Unregistered Equity Securities

We had no sales of unregistered equity securities during the period covered by this Annual Report on Form 10-K that were not previously reported in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

ITEM 6. SELECTED FINANCIAL DATA

This item has been omitted based on the Company’s status as a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. Dollar amounts in this discussion are expressed in millions, except as otherwise noted. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed elsewhere in this Form 10-K, particularly in Part I, Item 1A, Risk Factors. We do not undertake, and expressly disclaim, any obligation to publicly update any forward-looking statements, whether as a result of new information, new developments or otherwise, except to the extent that such disclosure is required by applicable law.

Company Overview

Hyliion is a Delaware corporation headquartered in Cedar Park, Texas. On October 1, 2020 (the “Closing Date”), Tortoise Acquisition Corp. (“TortoiseCorp”) entered into a Business Combination with each of the shareholders of Hyliion Inc. (“Legacy Hyliion”), and consummated the merger contemplated by the Business Combination, with Legacy Hyliion surviving the merger as a wholly-owned subsidiary of TortoiseCorp. As a result of the Business Combination, we became a NYSE listed company.

Our mission is to be the leading provider of electrified powertrain solutions for the commercial vehicle industry. Our goal is to reduce the carbon intensity and the GHG emissions of the transportation sector by providing electrified powertrain solutions for Class 8 commercial vehicles at the lowest TCO. Our solutions utilize our proprietary battery systems, control software and data analytics, combined with fully integrated electric motors and power electronics, to produce electrified powertrain systems that either augment, in the case of our Hybrid system, or fully replace, in the case of the Hypertruck ERX system, traditional diesel or natural gas fueled powertrains and improve their performance. By reducing both GHG emissions and TCO, our environmentally conscious solutions support our customers’ pursuit of their sustainability and financial objectives.

We are currently developing two electrified powertrain systems for long-haul Class 8 commercial vehicles: our Hybrid system and our Hypertruck ERX system. Our Hybrid system has been installed in low volumes on our initial customers’ commercial vehicles. Across the customer installations and over the entire Hyliion fleet we have accumulated millions of real world road miles on Class 8 commercial vehicles. Our Hybrid system can either be installed on a new vehicle during assembly and prior to entering fleet service or retrofit to an existing in-service vehicle. Our Hypertruck ERX system is in the development stage with vehicles being built for testing and validation. Our Hypertruck ERX system’s design and technology leverages the experience and operating data from our Hybrid system to replace the traditional diesel powertrain installed in new vehicles. Our Hypertruck ERX system will offer commercial vehicle owners and operators a net carbon negative electrified powertrain option for Class 8 commercial vehicles, when using certain Renewable Natural Gas (“RNG”).

Our initial expected deliveries of our Hypertruck ERX systems to customers are designed to have their batteries recharged with Compressed Natural Gas (“CNG”). CNG fueled recharging is preferable due to both the current comparable cost of fuels and existing availability of CNG refueling infrastructure. Class 8 commercial vehicles can currently be refueled with CNG through existing, geographically diverse and third-party accessible natural gas refueling stations established across North America. Globally, RNG, CNG and liquefied natural gas (“LNG”) are used widely for land-based transport and trucking and Hyliion believes there are established, geographically diverse and third-party accessible refueling stations available in certain areas in which Hyliion expects it may sell its electrified powertrain solutions in the future. We believe there is opportunity for adoption of our electrified powertrain solutions across Europe. This existing and accessible refueling infrastructure will significantly reduce the buildout time and cost required to utilize our Hypertruck ERX system as compared to other proposed potential electrified solutions. See “Risk Factors — Our future growth is dependent upon the commercial trucking industry’s willingness to adopt alternative fuel, hybrid and electric vehicles.”

Our Hybrid and Hypertruck ERX systems are designed to be installed on most major Class 8 commercial vehicles, which gives our customers the flexibility to continue using their preferred vehicle brands and maintain their existing fleet maintenance and operations strategies. Our early Hybrid system deployments include leaders in the transportation and logistics sector.  We are focusing its initial marketing efforts on large fleet operators as well as companies committed to reducing the overall environmental impact and fuel costs of their owned and operated trucking fleets.

Recent Developments

None.

Comparability of Financial Information

Our historical operations and statements of assets and liabilities may not be comparable to our operations and statements of assets and liabilities as a result of the Business Combination and becoming a public company.

Business Combination and Public Company Costs

On October 1, 2020, we consummated the merger contemplated by the Business Combination, with Legacy Hyliion surviving the merger as a wholly-owned subsidiary of TortoiseCorp.

Immediately prior to the closing of the Business Combination, all shares of issued and outstanding redeemable convertible preferred stock converted into shares of Legacy Hyliion common stock and all outstanding convertible note payables plus accrued interest converted into shares of Legacy Hyliion common stock at the discount rates set forth in the original agreements. Upon the consummation of the Business Combination, each share of Legacy Hyliion common stock issued and outstanding was cancelled and converted into the right to receive the Per Share Merger Consideration. Additionally, Legacy Hyliion issued 1,000,000 shares of Legacy Hyliion common stock with a grant date fair value of $10.00 per share to one of the convertible noteholders in connection with the Commercial Matters Agreement.

Upon the closing of the Business Combination, TortoiseCorp’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of capital stock to 260,000,000 shares, of which 250,000,000 shares were designated common stock, $.0001 par value per share, and of which 10,000,0000 shares were designated preferred stock, $0.0001 par value per share.

In connection with the Business Combination, a number of investors purchased from the Company an aggregate of 30,750,000 shares of common stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $307.5 million pursuant to separate subscription agreements entered into effective June 18, 2020 (the “PIPE”). The PIPE investment closed simultaneously with the consummation of the Business Combination. Additionally, a purchaser purchased 1,750,000 TortoiseCorp units (consisting of one share of common stock and one half of one warrant, the “Forward Purchase Units”), consisting of 1,750,000 shares of common stock (“Forward Purchase Shares”) and warrants to purchase 875,000 shares of common stock (“Forward Purchase Warrants”) for an aggregate purchase price of $17.5 million pursuant to a forward purchase agreement entered into effective February 6, 2019, as amended by the First Amendment to Amended and Restated Forward Purchase Agreement, dated June 18, 2020.

Legacy Hyliion was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805. The determination was primarily based on Legacy Hyliion’s stockholders prior to the Business Combination having a majority of the voting interests in the combined company, Legacy Hyliion’s board of directors comprising a majority of the board of directors of the combined company, Legacy Hyliion’s existing shareholders’ control over decisions regarding the election and removal of directors and officers of the combined company’s board of directors, and Legacy Hyliion’s senior management comprising the senior management of the combined company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Hyliion issuing stock for the net assets of TortoiseCorp, accompanied by a recapitalization. The net assets of TortoiseCorp are stated at historical cost, with no goodwill or intangible assets recorded.

As a result of the Business Combination, we became a NYSE listed company, which will require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit, compliance, and legal fees.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including but not limited to those discussed below and in Item 1A “Risk Factors”.

Successful commercialization of our drivetrain solutions

We expect to derive future revenue from our Hybrid systems and Hypertruck ERX system. Our Demonstrator Hybrid system is available today, offering customers the immediate ability to lower costs and improve environmental impact, and we intend to introduce our improved next generation Hybrid system for customer deliveries in late 2021. Our Hypertruck ERX system is projected to be delivered to customers for evaluation and testing in late 2021 with commercial availability projected for 2022. In order to reach commercialization, we must purchase and integrate related property and equipment, as well as achieve several research and development milestones. We anticipate that a substantial portion of our capital resources and efforts in the near future will be focused on the continued development and commercialization of our drivetrain solutions. The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our research and development efforts, as well as factors that are outside of our control.

Customer Demand

As discussed above in more detail, we have deployed demonstration Hybrid system units to a number of companies, and our Hypertruck ERX system is generating interest from companies who have received demonstration Hybrid system units and potential new customers.

Key Components of Statements of Operations

Research and Development Expense

Research and development expenses consist primarily of costs incurred for the discovery and development of our electrified powertrain solutions, which include:

●	personnel-related expenses including salaries, benefits, travel and share-based compensation, for personnel performing research and development activities;

●	fees paid to third parties such as consultants and contractors for outsourced engineering services;

●	expenses related to materials, supplies and third-party services;

●	depreciation for equipment used in research and development activities; and

●	allocation of general overhead costs.

We expect research and development costs to increase for the foreseeable future as we continue to invest in research and development activities to achieve operational and commercial goals.

Selling, General and Administrative Expense

Selling, general and administrative expenses consist of personnel-related expenses for our corporate, executive, finance, sales, marketing and other administrative functions, expenses for outside professional services, including legal, audit and accounting services, as well as expenses for facilities, depreciation, amortization, travel, sales and marketing costs. Personnel-related expenses consist of salaries, benefits and share-based compensation.

We expect our selling, general and administrative expenses to increase for the foreseeable future as we scale headcount with the growth of its business, and as a result of operating as a public company, including compliance with the rules and regulations of the U.S. Securities and Exchange Commission, legal, audit, additional insurance expenses, investor relations activities and other administrative and professional services.

Other Income (Expense), Net

Other income and expenses consist primarily of interest expense incurred on our debt obligations, interest income earned on our investments, remeasurement gain or loss associated with the change in the fair value on our convertible notes payable derivative liabilities and a loss on the extinguishment of our convertible notes payable.

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations on a consolidated basis for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
			$	%
	2020	2019	Change	Change
	(in thousands, except earing per share)
Operating expenses:
Research and development	$(12,598)	$(9,269)	$(3,329)	35.9%
Selling, general, and administrative	(9,585)	(2,730)	(6,855)	251.1%
Loss from operations	(22,183)	(11,999)	(10,184)	84.9%
Other income (expense):
Interest expense	(5,465)	(3,260)	(2,205)	67.6%
Interest income	6	-	6	100.0%
Change in fair value of convertible notes payable derivative liabilities	(1,358)	1,119	(2,477)	(221.4)%
Other income	(12)	27	(39)	(144.4)%
Loss on extinguishment of debt	(10,170)	-	(10,170)	(100.0)%
Total other expense	(16,999)	(2,114)	(14,885)	704.1%

Net loss attributable to common stockholders, basic and diluted	$(39,182)	$(14,113)	$(25,069)	177.6%

Net loss per share, basic and diluted	$(0.38)	$(0.16)	$(0.22)	137.5%

Weighted-average shares outstanding, basic and diluted	104,324,059	86,643,714	17,680,484	20.4%

Research and Development

Research and development expenses increased by $3.3 million from $9.3 million for the year ended December 31, 2019 to $12.6 million for the year ended December 31, 2020 as a result of increased expenditures for external consultancy by $2.2 million, and increased expenditures for components utilized in the development process were increased by $1.1 million in our efforts to finalize the design of our Hybrid system and continue the design and testing of our Hypertruck ERX system during the year ended December 31, 2020.

Selling, General and Administrative

Selling, general, and administrative expenses increased by $6.8 million from $2.7 million for the year ended December 31, 2019 to $9.6 million for the year ended December 31, 2020, primarily due to additional costs incurred to operate as a public company which, include increased expenditures for personnel and benefits by $2.4 million, increased expenditures for directors and officers insurance by $1.2 million, increased expenditures for legal and professional fees by $2.8 million, increase in facilities leases by $0.2 million, and increased expenditures for other expenses by $0.2 million.

Other Income (Expense)

Total other expense increased by $14.9 million from $2.1 million of other expense for the year ended December 31, 2019 to $17.0 million of other expense for the year ended December 31, 2020. The increase was primarily due to the following:

●	Loss on extinguishment of debt of $10.2 million for the year ended December 31, 2020 that is attributable to the extinguishment of convertible notes in connection with the Business Combination.

●	Interest expense increased by $2.2 million from $3.3 million for the year ended December 31, 2019 to $5.5 million for the year ended December 31, 2020, primarily due to our convertible notes payable. There was a $3.2 million issuance of a convertible note payable debt obligation in January 2020 and $16.8 million issuances of convertible note payable debt obligations at various points of 2019 were outstanding for a full year in 2020, resulting in an increase in paid-in-kind interest incurred in 2020. Additionally, all convertible notes payable issuances contained certain embedded features, which were required to be bifurcated and separately accounted for as derivative liabilities that were recognized at issuance as a liability and a corresponding debt discount, which was then amortized to interest expense over the term of the associated convertible notes payable. For the years ended December 31, 2020 and 2019, interest expenses consisted primarily of (a) interest payable in kind at an annual stated rate of 6.0% for a total of $1.1 million and $0.7 million, respectively, (b) convertible note payable discount amortization of $3.8 million and $2.5 million, respectively and (c) financing costs of $0.5 million and less than $0.1 million, respectively.

●	A loss from the change in fair value of convertible notes payable derivative liabilities of $1.4 million for the year ended December 31, 2020 and a gain from the change in fair value of convertible notes payable derivative liabilities of $1.1 million for the year ended December 31, 2019.

Liquidity and Capital Resources

Prior to the Business Combination, the Company’s operations were financed through private placements of redeemable convertible preferred stock and the issuance of convertible notes payable. As of December 31, 2020, our principal sources of liquidity were our cash and cash equivalents in the amount of $389.7 million, which are primarily invested in money market funds.

On November 30, 2020, we issued a notice of redemption to the warrant holders for a redemption of all of the outstanding warrants, on a cash or in the case of the Private Placement Warrants on a cashless basis. As a result, we raised gross proceeds of $140.8 million, $16.3 million of which was received during the first quarter of 2021.

As of the date of this Annual Report on Form 10-K, we have yet to generate revenue from our core business operations. As of December 31, 2020, our current assets were $608.1 million, consisting primarily of cash and cash equivalents of $389.7 million, short-term investments of $201.9 million, and prepaid expenses of $16.4 million. Our current liabilities were $4.7 million primarily comprised of accounts payable, accrued expenses, operating lease liabilities, and our Payroll Protection Program (“PPP”) loan.

We believe the credit quality and liquidity of our investment portfolio as of December 31, 2020 is strong and will provide sufficient liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity whereby no investment security may have a final maturity of more than 36 months from the date of acquisition or a weighted average maturity exceeding 18 months.. Eligible investments under the Company’s investment policy bearing a minimum credit rating of A1, A-1, F1 or higher for short-term investments and A2, A, or higher for longer-term investments include money market funds, commercial paper, certificates of deposit, and municipal securities. Additionally, all of our debt securities are classified as held-to-maturity as we have the intent and ability to hold these investment securities to maturity, which minimizes the realized losses that we would recognize. However, even with this approach we may incur investment losses as a result of unusual or unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Based on our past performance, we believe our current assets will be sufficient to continue and execute on our business strategy and meet our capital requirements for the next twelve months. Our primary short-term cash needs are paying operating expenses and servicing outstanding indebtedness. We expect to continue to incur net losses in the short term, as we continue to execute on our strategic initiatives by (i) completing the development and commercialization of the hybrid and electrified drive systems for long haul “Class 8” semi-tractors, (ii) scale the Company’s operations to meet anticipated demand, and (iii) hiring of personnel. However, actual results could vary materially and negatively as a result of a number of factors including, but not limited to, those discussed in the section “Risk Factors.”

Cash Flows

The following table summarizes our net cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our consolidated financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash provided by (used in)
Operating activities	$(22,944)	$(11,072)
Investing activities	(238,140)	(349)
Financing activities	644,504	16,609
Net change in cash and cash equivalents	$383,420	$5,188

Net cash used in operating activities

For the year ended December 31, 2020, cash flows used in operating activities was $23.0 million. The cash used primarily related to a net loss of $39.2 million, adjusted for changes in working capital accounts and certain non-cash expense of $18.9 million (including $10.2 million related to the loss on extinguishment of convertible notes payable, $4.2 million related to amortization of debt discount, $1.4 million related to a loss from the change in fair value of the convertible notes payable derivative liabilities, $1.1 million related to paid-in-kind interest on convertible notes payable, $0.9 million related to non-cash lease expense, $0.9 million related to depreciation and amortization, and $0.3 million related to share-based compensation).

For the year ended December 31, 2019, cash flows used in operating activities were $11.1 million. The cash used primarily related to a net loss of $14.1 million, adjusted for changes in working capital accounts and certain non-cash expense of $4.5 million (including $1.3 million related to non-cash lease expense, $1.0 million related to depreciation and amortization, $1.1 million related to a gain from the change in fair value of the convertible notes payable derivative liabilities, $2.5 million related to amortization of the debt discount, $0.7 million related to paid-in-kind interest on convertible notes payable and $0.1 million related to share-based compensation).

Net cash used in investing activities

Net cash used in investing activities primarily relates to the purchase of investments during the year ended December 31, 2020 and totaled $238.1 million. Net cash used in investing activities primarily relates to the purchase of capital expenditures primarily attributable to equipment and machinery, demonstration and test vehicles, leasehold improvements, office furniture and equipment for the year ended December 31, 2019 and totaled $0.3 million.

Net cash used in investing activities is expected to increase substantially as we purchase additional property and equipment as we continue the development of our Hybrid and Hypertruck ERX systems and scale the manufacturing operations to meet anticipated demand.

Net cash provided by financing activities

Cash provided by financing activities was $644.5 million for the year ended December 31, 2020, which was primarily due to net proceeds of $516.5 million from the Business Combination and PIPE, proceeds from the exercise of warrants of $124.5 million, the issuance of $3.2 million of convertible notes payable in exchange for cash, proceeds of $0.9 million from the PPP loan, partially offset by the payments for financing costs of $0.5 million and finance lease obligations of $0.2 million.

Cash provided by financing activities was $16.6 million for the year ended December 31, 2019, which was primarily due to the issuance of $16.8 million of convertible notes payable in exchange for cash, partially offset by the repayment on finance lease obligations of $0.2 million.

Off-Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date, as well as the reported expenses incurred during the reporting period. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to our financial statements.

We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

While our significant accounting policies are described in the notes to our financial statements (see Note 2 in the accompanying audited consolidated financial statements), we believe that the following accounting policies require a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Share-Based Compensation

We account for share-based payments that involve the issuance of shares of our common stock to employees and nonemployees and meet the criteria for share-based awards as share-based compensation expense based on the grant-date fair value of the award.

For periods prior to the Business Combination, we issued stock option awards to employees and nonemployees under the Hyliion Inc. 2016 Equity Incentive Plan (the “2016 Plan”), as amended in August 2017 and approved by the board of directors (the “Board”). Outstanding stock options, whether vested or unvested, under the 2016 Plan to purchase shares of Legacy Hyliion common stock granted under the 2016 Plan converted into stock options for shares of the combined company’s common stock upon the same terms and conditions that were in effect with respect to such stock options immediately prior to the Business Combination, after giving effect to the Exchange Ratio. No further grants can be made under the 2016 Plan.

For periods subsequent to the Business Combination, share-based awards will be issued under the 2020 Equity Incentive Plan (the “2020 Plan”). As of December 31, 2020, no awards were issued under the 2020 Plan.

The fair value of the stock options issued to employees and nonemployees under the 2016 Plan was estimated at each grant date using the Black-Scholes model which requires the input of the following subjective assumptions:

a)	The length of time grantees will retain their vested stock options before exercising them for employees and the contractual term of the option for nonemployees (“expected term”),

b)	The volatility of our common stock price over the expected term,

c)	The expected dividends, and

d)	The risk-free interest rate over the option’s expected term.

A summary of the significant assumptions used to estimate the fair value of stock option awards during the years ended December 31, 2020 and 2019 were as follows:

	Years Ended December 31,
	2020	2019

Expected volatility	70.0%	70.0%
Expected term (in years)	6.1	6.1 - 10
Risk-free interest rate	1.7%	1.4 - 3.0%
Expected dividend yield	0.0%	0.0%

●	Expected volatility: The expected volatility was determined by examining the historical volatilities of a group of industry peers, as the Company did not have any trading history for our Legacy Hyliion common stock.

●	Expected term: For employees, the expected term is determined using the “simplified” method, as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, to estimate on a formula basis the expected term of the Company’s employee stock options, which are considered to have “plain vanilla” characteristics. For nonemployees, the expected term represents the contractual term of the option.

●	Risk-free interest rate: The risk-free interest rate was based upon quoted market yields for the United States Treasury instruments with terms that were consistent with the expected term of the stock options.

●	Expected dividend yield: The expected dividend yield was based on Legacy Hyliion’s history and management’s current expectation regarding future dividends.

If factors change, and we utilize different assumptions, share-based compensation cost on future award grants may differ significantly from share-based compensation cost recognized on past award grants. Higher volatility and longer expected terms result in an increase to share-based compensation determined at the date of grant. Future share-based compensation cost will increase to the extent that we grant additional share-based awards to employees and non-employees. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate any remaining unearned share-based compensation cost or incur incremental cost. Share-based compensation cost affects our research and development expenses and selling, general and administrative expenses.

Based on our fair value of common stock of $16.48 at December 31, 2020 and our estimated fair value of common stock of $0.34 at December 31, 2019, the aggregative intrinsic value of the vested and unvested options to purchase shares of our common stock outstanding at December 31, 2020 and 2019 was $113.8 million and $0.3 million, respectively.

We recognized share-based compensation of $0.3 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively. We recognize and adjustment to share-based compensation expense in the period in which forfeitures occur. The effect of forfeiture adjustments during 2020 and 2019 was insignificant.

In future periods, we expect share-based compensation to increase, due in part to our existing unrecognized share-based compensation and as we issue additional share-based awards to continue to attract and retain employees. As of December 31, 2020, there was $0.4 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized over an average period of 2.6 years.

Income Taxes

We recognize deferred taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. At December 31, 2020, we had federal net operating loss carryforwards of approximately $82.2 million and state net operating loss carryforwards of $12.5 million that expire in various years starting in 2036. The Company also has R&D credits of $0.3 million that begin to expire in 2037.

Under Section 382 of the Code, substantial changes in our ownership may result in an annual limit on the amount of net operating loss carryforwards that could be utilized in the future to offset our taxable income. Generally, this limitation may arise in the event of a cumulative change in ownership of more than 50% within a three-year period. We have completed such analysis and determined that such ownership change occurred in 2017. This will limit the usage of our 2017 and prior year net operating losses, and will cause $2.0 million of such losses to expire unused, regardless of future taxable income. No other such ownership changes have occurred through December 31, 2020. Due to this, as well as our overall profitability estimate as noted above, we have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Our policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. There was no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in our statements of operations for the years ended December 31, 2020, and 2019.

Emerging Growth Company Status

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time we are no longer considered to be an emerging growth company. At times, we may elect to early adopt a new or revised standard. See Note 2 of the accompanying audited financial statements for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the years ending December 31, 2020, and 2019.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, we intend to rely on such exemptions, we are not required to, among other things: (a) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (b) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (c) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (d) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

We will remain an emerging growth company under the JOBS Act until the earliest of (a) the last day of our first fiscal year following the fifth anniversary of the Closing, (b) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

New and Recently Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations under adoption.

See Recent Accounting Pronouncements issued, not yet adopted under Note 2 – Summary of Significant Accounting Policies in the notes to the 2020 consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market and other risks, including the effects of changes in interest rates and inflation, as well as risks to the availability of funding sources, hazard events and specific asset risks.

Interest Rate Risk

We hold cash and cash equivalents for working capital purposes. As of December 31, 2020, we had a cash balance of $389.7 million, consisting of operating and money market accounts which, are not affected by changes in the general level of U.S. interest rates. We do not have material exposure to interest rate risk with respect to cash and cash equivalents as these are all highly liquid investments with a maturity date of 90 days or less at the time of purchase.

Inflation Risk

We do not believe that inflation currently has a material effect on its business. Inflation may become a greater risk in the event of changes in current economic and governmental fiscal policy.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Hyliion Holdings Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Hyliion Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2020.

/s/ GRANT THORNTON LLP

Dallas, Texas

February 25, 2021

Hyliion Holdings Corp.

Consolidated Balance Sheets

(Dollar amounts in thousands, except share and per share data)

	December 31,
	2020	2019
Assets

Current assets:
Cash and cash equivalents	$389,705	$6,285
Accounts receivable	92	145
Prepaid expenses and other current assets	16,408	414
Short-term investments	201,881	-
Total current assets	608,086	6,844
Property and equipment, net	1,171	1,635
Operating lease right-of-use assets	5,055	4,976
Intangible assets, net	332	429
Other assets	193	212
Long-term investments	35,970	-
Total assets	$650,807	$14,096
Liabilities and stockholders’ equity (deficit)

Current liabilities:
Accounts payable	$1,890	$1,156
Convertible notes payable derivative liabilities	-	3,029
Current portion of operating lease liabilities	734	953
Current portion of debt	49	6,720
Accrued expenses and other current liabilities	1,982	500
Total current liabilities	4,655	12,358
Operating lease liabilities, net of current portion	5,076	4,803
Convertible notes payable derivative liabilities, net of current portion	-	5,322
Debt, net of current portion	908	9,682
Total liabilities	10,639	32,165

Commitments and contingencies (Note 15)

Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 250,000,000 shares authorized; 169,316,421 and 86,762,463 shares issued and outstanding at December 31, 2020 and 2019, respectively	17	9
Additional paid-in capital	728,299	30,888
Accumulated deficit	(88,148)	(48,966)
Total stockholders’ equity (deficit)	640,168	(18,069)
Total liabilities and stockholders’ equity (deficit)	$650,807	$14,096

The accompanying notes are an integral part of these consolidated financial statements.

Hyliion Holdings Corp.

Consolidated Statements of Operations

(Dollar amounts in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019

Operating expenses:
Research and development	$(12,598)	$(9,269)
Selling, general and administrative expenses	(9,585)	(2,730)

Loss from operations	(22,183)	(11,999)
Other income (expense):
Interest expense	(5,459)	(3,260)
Change in fair value of convertible notes payable derivative liabilities	(1,358)	1,119
Other income	(12)	27
Loss on extinguishment of debt	(10,170)	-

Total other expense	(16,999)	(2,114)

Net loss	$(39,182)	$(14,113)

Net loss per share, basic and diluted	$(0.38)	$(0.16)

Weighted-average shares outstanding, basic and diluted	104,324,059	86,643,714

The accompanying notes are an integral part of these consolidated financial statements.

Hyliion Holdings Corp.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Dollar amounts in thousands, except share data)

	Series A-1 Redeemable, Convertible Preferred Stock		Series A-2 Redeemable, Convertible Preferred Stock		Series A-3 Redeemable, Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2018	23,460,903	$20,750	8,793,755	$3,893	2,545,155	$2,026	24,453,750	$24	$4,072	$(34,853)	$(30,757)
Retroactive application of recapitalization (See Note 3)	(23,460,903)	(20,750)	(8,793,755)	(3,893)	(2,545,155)	(2,026)	61,890,680	(15)	26,684	-	26,669
Adjusted balance, beginning of period	-	-	-	-	-	-	86,344,430	9	30,756	(34,853)	(4,088)
Exercise of common stock options	-	-	-	-	-	-	418,033	-	7	-	7
Share-based compensation	-	-	-	-	-	-	-	-	125	-	125
Net loss	-	-	-	-	-	-	-	-	-	(14,113)	(14,113)

Balance at December 31, 2019	-	-	-	-	-	-	86,762,463	9	30,888	(48,966)	(18,069)
Exercise of common stock options	-	-	-	-	-	-	1,112,160	-	121	-	121
Conversion of convertible notes payable to common stock	-	-	-	-	-	-	4,404,367	-	44,039	-	44,039
Business Combination and PIPE financing	-	-	-	-	-	-	61,622,839	6	516,448	-	516,454
Common stock issued for warrants exercised, net of issuance cost	-	-	-	-	-	-	15,414,592	2	136,512	-	136,514
Redemption of unexercised warrants	-	-	-	-	-	-	-	-	(3)	-	(3)
Share-based compensation	-	-	-	-	-	-	-	-	294	-	294
Net loss	-	-	-	-	-	-	-	-	-	(39,182)	(39,182)
Balance at December 31, 2020	-	-	-	-	-	-	169,316,421	$17	$728,299	$(88,148)	$640,168

The accompanying notes are an integral part of these consolidated financial statements.

Hyliion Holdings Corp.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands, except share data)

	Years Ended December 31,
	2020	2019
Operating activities:
Net loss	$(39,182)	$(14,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	850	1,028
Loss on extinguishment of debt	10,170	-
Noncash lease expense	928	1,312
Paid-in-kind interest on convertible notes payable	1,085	723
Amortization of debt discount	4,237	2,485
Share-based compensation	294	125
Change in fair value of convertible notes payable derivative liabilities	1,358	(1,118)
Change in fair value of contingent consideration liability	-	(27)
Change in operating assets and liabilities, net of effects of business acquisition:
Accounts receivable	53	(28)
Prepaid expenses and other current assets	(4,019)	(62)
Other assets	19	106
Accounts payable	734	(684)
Accrued expenses and other current liabilities	1,482	(21)
Operating lease liabilities	(953)	(798)

Net cash used in operating activities	(22,944)	(11,072)

Investing activities:

Purchase of property and equipment	(311)	(349)
Purchase of investments	(237,851)	-
Proceeds from sale of property and equipment	22	-

Net cash used in investing activities	(238,140)	(349)

Financing activities:
Business Combination and PIPE financing, net of issuance costs paid	516,454	-
Proceeds from the exercise of stock warrants	124,536	-
Proceeds from convertible notes payable issuance and derivative liabilities	3,200	16,803
Proceeds from Paycheck Protection Program loan	908	-
Payments for deferred financing costs	(468)	-
Repayments on finance lease obligations	(247)	(201)
Proceeds from exercise of common stock options	121	7

Net cash provided by financing activities	644,504	16,609

Net increase in cash and cash equivalents:	383,420	5,188
Cash and cash equivalents, beginning of period	6,285	1,097

Cash and cash equivalents, end of period	$389,705	$6,285

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Description of business and basis of presentation

Hyliion Holdings Corp. and its wholly owned subsidiary, designs and develops hybrid and electrified powertrain systems for long haul “Class 8” semi-tractors which modify semi-tractors into Hybrid and fully electric range extender vehicles, respectively.

Hyliion Holdings Corp.’s Hybrid systems utilize intelligent electric drive axles with advanced algorithms and battery technology to optimize fuel savings and vehicle performance with reduced emissions, enabling fleets to access an easy, efficient way to decrease fuel expenses, lower emissions and/or improve vehicle perfomance.

Hyliion Holdings Corp.’s fully electric range extender systems utilize an intelligent electric powertrain with advanced algorithms to optimize emissions performance and efficiency with no new infrastructure required. The Hypertruck ERX system enables fleets to reduce the cost of ownership while providing the ability to deliver net-negative carbon emissions and operate fully electric when needed.

Hyliion Holdings Corp. is in a pre-commercialization stage of development in which its electric Hybrid system is in the testing phase and the Hypertruck ERX system is in the prototype phase.

Basis of Presentation and Principles of Consolidation: On October 1, 2020 (the “Closing Date”), Tortoise Acquisition Corp (“TortoiseCorp”) entered into a business combination agreement (the “Business Combination”) with each of the shareholders of Hyliion Inc. (“Legacy Hyliion”). Pursuant to the Business Combination, TortoiseCorp acquired all of the issued and outstanding shares of common stock from the Legacy Hyliion shareholders. In connection with the closing of the transaction, Tortoise Corp. changed its name to Hyliion Holdings Corp. For more information on this transaction see Note 3.

On the Closing Date, and in connection with the closing of the Business Combination, TortoiseCorp changed its name to Hyliion Holdings Corp. (the “Company” or “Hyliion”) and the Company’s common stock began trading on the New York Stock Exchange under the ticker symbol HYLN. Legacy Hyliion was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805. The determination was primarily based on Legacy Hyliion’s shareholders prior to the Business Combination having a majority of the voting interests in the combined company, Legacy Hyliion’s board of directors comprising a majority of the board of directors of the combined company, Legacy Hyliion’s existing shareholders’ control over decisions regarding the election and removal of directors and officers of the combined company’s board of directors, and Legacy Hyliion’s senior management comprising the senior management of the combined company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Hyliion issuing stock for the net assets of TortoiseCorp, accompanied by a recapitalization. The net assets of TortoiseCorp are stated at historical cost, with no goodwill or other intangible assets recorded.

While TortoiseCorp was the legal acquirer in the Business Combination, because Legacy Hyliion was deemed the accounting acquirer, the historical financial statements of Legacy Hyliion became the historical financial statements of the combined company, upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Legacy Hyliion prior to the Business Combination; (ii) the combined results of TortoiseCorp and Legacy Hyliion following the closing of the Business Combination; (iii) the assets and liabilities of Legacy Hyliion at their historical cost; and (iv) the Company’s equity structure for all periods presented.

In accordance with guidance applicable to these circumstances, the equity structure has been restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Legacy Hyliion shareholders and Legacy Hyliion convertible noteholders in connection with the recapitalization transaction. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Hyliion redeemable convertible preferred stock and Legacy Hyliion common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination.

The accompanying consolidated financial statements include the accounts of Hyliion Holdings Corp. and its wholly-owned subsidiary. Intercompany transactions and balances have been eliminated upon consolidation. The consolidated financial statements and accompanying notes have been prepared in accordance with generally accounting principles in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the Unites States Securities and Exchange Commission (“SEC”). Any reference in these footnotes to the applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Liquidity: These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is an early stage growth company in the pre-commercialization stage of development and has generated negative cash flows from operating activities since inception.

On October 1, 2020, the Company consummated the Business Combination and raised net proceeds of $516.5 million net of transaction costs and expenses. As of December 31, 2020, all outstanding warrants were either exercised or redeemed, with gross proceeds of $140.8 million raised, of which $16.3 million was collected during the first quarter of 2021 (see Note 7). As of December 31, 2020, the Company had a cash and cash equivalents balance of $389.7 million and total investments of $237.9 million. Based on this, the Company has sufficient funds to continue to execute its business strategy for the next twelve months.

Note 2. Summary of significant accounting policies

Emerging Growth Company: Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time the Company is no longer considered to be an emerging growth company. At times, the Company may elect to early adopt a new or revised standard.

Use of estimates and uncertainty of the coronavirus pandemic: The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of expenses during the reporting period. The Company’s most significant estimates and judgments involve valuation of share-based compensation, including the fair value of common stock prior to the Business Combination, and the valuation of the convertible notes payable derivative liability. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial statements.

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared the coronavirus outbreak a pandemic. In mid-March 2020, U.S. State Governors, local officials and leaders outside of the U.S. began ordering various “shelter-in-place” orders, which have had various impacts on the U.S. and global economies. This has required greater use of estimates and assumptions in the preparation of the unaudited consolidated financial statements.

As the coronavirus pandemic continues to evolve, the Company believes the extent of the impact to its businesses, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the coronavirus pandemic, the pandemic’s impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Those primary drivers are beyond the Company’s knowledge and control, and as a result, at this time the Company is unable to predict the cumulative impact, both in terms of severity and duration, that the coronavirus pandemic will have on its business, operating results, cash flows and financial condition, but it could be material if the current circumstances continue to exist for a prolonged period. Although the Company has made its best estimates based upon current information, actual results could materially differ from the estimates and assumptions developed by management. If so, the Company may be subject to future impairment charges as well as changes to recorded reserves and valuations.

Segment information: ASC 280, Segment Reporting, defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company operates as a single operating segment. The Company’s chief operating decision maker (“CODM”) is the chief executive officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM uses cash flows as the primary measure to manage the business and does not segment the business for internal reporting or decision making.

Concentration of supplier risk: The Company is dependent on certain suppliers, the majority of which are single source suppliers, and the inability of these suppliers to deliver necessary components of the Company’s products in a timely manner at prices, quality levels and volumes that are acceptable, or the Company’s inability to efficiently manage these components from these suppliers, could have a material adverse effect on the Company’s business, prospects, financial condition and operating results.

Cash and cash equivalents: The Company considers all highly liquid investments with a maturity date of 90 days or less at the time of purchase to be cash and cash equivalents only if in checking, savings or money market accounts. Cash and cash equivalents include cash held in banks and money market accounts. Cash equivalents are carried at cost, which approximates fair value.

The Company maintains cash in excess of federally insured limits at financial institutions. The Company makes such deposits with entities it believes are of high credit quality and has not incurred any losses related to these balances to date. Management believes its credit risk, with respect to the financial institutions to be minimal.

Accounts receivable: Accounts receivable are stated at a gross invoice amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained at a level considered adequate to provide for potential account losses on the balance based on management’s evaluation of the anticipated impact of current economic conditions, changes in the character and size of the balance, past and expected future loss experience, among other pertinent factors. As of December 31, 2020 and 2019, there was no allowance for doubtful accounts required based on management’s evaluation.

Investments: The Company’s investments consist of corporate bonds, treasury securities and commercial paper, all of which are classified as held-to-maturity, with a maturity date of 36-months or less at the time of purchase. Management determines the appropriate classification of investments at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Interest on securities classified as held-to-maturity is included in investment income.

The Company uses the specific identification method to determine the cost basis of securities sold.

Investments are impaired when a decline in fair value is judged to be other-than-temporary. The Company evaluates an investment for impairment by considering the length of time and extent to which market value has been less than cost or amortized cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer and the Company’s intent to sell the security or the likelihood that it will be required to sell the security before recovery of the entire amortized cost. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income (expense) and a new costs basis in the investment is established.

Fair value measurements: ASC 820, Fair Value Measurements, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the Company can access at the measurement date.

Level 2: Significant other observable inputs other than level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC 820:

●	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

●	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

●	Income approach: Techniques to convert future amounts to a single present value amount based upon market expectations (including present value techniques, option pricing and excess earnings models)

The Company believes its valuation methods are appropriate and consistent with other market participants, however the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, investments, accounts payable, accrued expenses, contingent consideration liability, convertible notes payable derivative liability, and convertible notes payable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value because of the short-term nature of those instruments. We estimate the fair value of our convertible notes payable using level two and level three inputs by discounting the future cash flows using current interest rates at which we could obtain similar borrowings in consideration of the estimated enterprise value of the Company. The fair value of corporate bonds, treasury securities and commercial paper are based on quoted prices for identical or similar instruments in markets that are not active. As a result, corporate bonds, treasury securities and commercial paper are classified within Level II of the fair value hierarchy.

The Company’s assets and liabilities that are measured at fair value on a recurring basis include the Company’s contingent consideration liability and convertible notes payable derivative liabilities (See Note 4).

Prepaid expenses and other current assets: Prepaid expenses and other current assets include prepaid insurance, prepaid rent, supplies, and amounts owed to the Company from the Company’s transfer agent (see Note 7) which are expected to be recognized, received or realized within the next 12 months.

Property and equipment, net: Property and equipment, net is stated at cost less accumulated depreciation, or if acquired in a business combination, at fair value as of the date of acquisition. Depreciation is calculated using the straight-line method, based upon the following estimated useful lives:

Production machinery and equipment	2 to 7 years
Vehicles	3 to 7 years
Leasehold improvements	shorter of lease term or 7 years
Demo fleet systems	2 to 3 years
Furniture and fixtures	3 years
Computers and related equipment	3 to 7 years

Major renewals and improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed as incurred. When property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is recorded in the consolidated statement of operations as a component of other (expense) income.

Intangible assets, net: Intangible assets consist of developed technology and a non-compete agreement and are amortized over their estimated useful life which range from three to six years.

Impairment of long-lived assets: The Company reviews long-lived assets, including property and equipment and intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that an asset group’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analysis in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets, which requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value.

Revenue: The Company follows the five steps to recognize revenue from contracts with customers under ASC 606, Revenue from Contracts with Customers (“ASC 606”), which are:

●	Step 1: Identify the contract(s) with a customer
●	Step 2: Identify the performance obligations in the contract
●	Step 3: Determine the transaction price
●	Step 4: Allocate the transaction price to the performance obligations in the contract
●	Step 5: Recognize revenue when (or as) a performance obligation is satisfied

The Company intends to generate revenue from the sale of its hybrid and electrified drive systems for the long haul “Class 8” semi-tractors. However, since the Company is still in the pre-commercialization stage, it has not generated revenue from the sale of the products.

The Company did not enter into any agreement that meets the definition of a contract with a customer that would be accounted for under ASC 606 through December 31, 2020.

Leases:

Lessee: The Company determines if an arrangement is a lease at inception of the contract. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities, net of current portion in the accompanying consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of long-term debt, and long-term debt, net of current portion in the accompanying consolidated balance sheets.

ROU assets represent the Company’s right to use underlying assets for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the leases. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate the present value for lease payments is the Company’s incremental borrowing rate, which is determined based on information available at lease commencement and is equal to the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The Company uses the implicit rate when readily determinable.

The Company has entered into operating leases for corporate offices having initial lease terms of one to eight years. The Company has entered into finance leases primarily for vehicles and equipment, having initial terms of three years.

The Company’s real estate leases may include one or more options to renew, with the renewal extending the lease term for an additional one to five years. The exercise of lease renewal option is at the Company’s sole discretion. In general, the Company does not consider renewal option to be reasonably likely to be exercised, therefore renewal option are generally not recognized as part of the ROU assets and lease liabilities. Lease costs for lease payments are recognized on a straight-line basis over the lease term, unless there is a transfer of title or purchase option reasonably certain to be exercised. The Company does not record operating leases with an initial term of twelve months or less (“short-term leases”) in the consolidated balance sheets.

The Company’s vehicle and equipment leases may include transfer rights or options to purchase at the end of the lease that the Company is reasonably certain to exercise. Interest expense is recognized using the effective interest rate method, and the ROU asset is amortized over the useful life of the underlying asset.

Lessor: The Company also enters into arrangements whereby space within the real estate is subleased. At the lease commencement date these subleases are recognized as operating leases. Operating leases are recognized on a straight-line basis over the lease term.

The Company has entered into various trial and evaluation agreements that contain an operating lease component that is within the scope of ASC 842, Leases (“ASC 842”). These agreements also contain non-lease components related to certain stand-ready services where control transfers over time over the same period and based on the same pattern as the lease component. Because the Company has determined the lease component is the most predominant component of the arrangement and the timing and pattern of transfer for the lease and non-lease components associated with the lease component are the same, the Company has decided to elect the practical expedient not to separate the lease and non-lease component and accounts for the entire arrangement under ASC 842.

The trial and evaluation agreements contain only variable payments not based on an index or rate as a result of refund provisions within those contracts. The Company records accounts receivable when the Company meets the criteria within the trial and evaluation agreements to invoice the lessee. In accordance with ASC 842, the Company recognizes variable lease payments as profit or loss in the period in which the changes in facts and circumstances on which the variable lease payments are based occur, which will generally be the end of the trial period when the customer refund rights lapse. During the years ended December 31, 2020 and 2019, the Company has not recognized any lease income related to these trial and evaluation agreements either because the Company has not received any consideration from the lease contracts, or the uncertainty related to the consideration received has not been resolved.

Certain of the Company’s lessee and lessor lease agreements contain both lease and non-lease components, which are generally accounted for as a single lease component. Additionally, for certain vehicle leases, we apply a portfolio approach to effectively account for the finance lease ROU assets and liabilities.

Income taxes: The Company accounts for income taxes in accordance with ASC 740, Income Taxes, under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Due to the Company’s history of losses since inception, the net deferred tax assets have been fully offset by a valuation allowance as of December 31, 2020 and 2019. Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. For the years ended December 31, 2020 and 2019, there were no uncertain tax positions taken or expected to be taken in the Company’s tax returns.

Share-based compensation: The Company accounts for share-based compensation in accordance with ASC 718, Compensation – Stock Compensation, under which shared based payments that involve the issuance of common stock to employees and nonemployees and meet the criteria for equity-classified awards are recognized in the financial statements as share-based compensation expense based on the fair value on the date of grant. The Company issues stock option awards and restricted stock awards to employees and nonemployees.

The Company utilizes the Black-Scholes model to determine the fair value of the stock option awards, which requires the input of subjective assumptions. These assumptions include estimating (a) the length of time grantees will retain their vested stock options before exercising them for employees and the contractual term of the option for nonemployees (“expected term”), (b) the volatility of the Company’s common stock price over the expected term, (c) expected dividends, and (d) the fair value of a share of common stock prior to the Business Combination. After the closing of the Business Combination, the Company’s board of directors determined the fair value of each share of common stock underlying stock-based awards based on the closing price of the Company’s common stock as reported by the NYSE on the date of grant. The Company has elected to recognize the adjustment to share-based compensation expense in the period in which forfeitures occur.

The assumptions used in the Black-Scholes model are management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment (see Note 8). As a result, if other assumptions had been used, the recorded share-based compensation expense could have been materially different from that depicted in the financial statements.

Research and development expense: Research and development costs did not meet the requirements to be recognized as an asset as the associated future benefits were at best uncertain and there was no alternative future use at the time the costs were incurred. Research and development costs include, but are not limited to, outsourced engineering services, allocated facilities costs, depreciation on equipment utilized in research and development activities, internal engineering and development expenses, materials, and employee related expenses (including salaries, benefits, travel, and share-based compensation) related to development of the Company’s products and services.

Net loss per share: Basic earnings (loss) per share (“EPS”) are computed by dividing net loss (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted EPS attributable to common shareholders is computed by adjusting net loss by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include shares issuable upon exercise of stock options and vesting of restricted stock awards (see Note 8). The number of potential common shares outstanding are calculated using the treasury stock or if-converted method.

Recent accounting pronouncements issued, not yet adopted:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which, together with subsequent amendments, amends the requirement on the measurement and recognition of expected credit losses for financial assets held to replace the incurred loss model for financial assets measured at amortized cost and require entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for the Company beginning January 1, 2023, with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the Company’s financial statements and does not expect it to have a material impact on the consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. ASU 2019-12 is effective for the Company beginning January 1, 2021, with early adoption permitted. The Company is currently in the process of evaluating the effects of this pronouncement on the Company’s financial statements and does not expect it to have a material impact on the financial statements.

Note 3. Reverse Recapitalization

On October 1, 2020, Legacy Hyliion and TortoiseCorp consummated the merger contemplated by the Business Combination, with Legacy Hyliion surviving the merger as a wholly-owned subsidiary of TortoiseCorp.

Upon the closing of the Business Combination, TortoiseCorp’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of capital stock to 260,000,000 shares, of which 250,000,000 shares were designated common stock, $.0001 par value per share, and of which 10,000,000 shares were designated preferred stock, $0.0001 par value per share.

Immediately prior to the closing of the Business Combination, each

●	issued and outstanding share of Legacy Hyliion’s redeemable, convertible preferred stock, was converted into shares Legacy Hyliion common stock based on a one-to-one ratio (see Note 7). The Business Combination is accounted for with a retrospective application of the Business Combination that results in 34,799,813 shares of redeemable, convertible preferred stock converting into the same number of shares of Legacy Hyliion common stock.

●	convertible note payable, plus accrued paid-in-kind interest, was converted into an aggregate 2,336,235 shares of Legacy Hyliion common stock at the predetermined discount (see Note 4).

Upon the consummation of the Business Combination, each share of Legacy Hyliion common stock issued and outstanding was cancelled and converted into the right to receive 1.45720232 shares (the “Exchange Ratio”) of the Company’s common stock (the “Per Share Merger Consideration”).

Additionally, Legacy Hyliion issued 1,000,000 shares of Legacy Hyliion common stock with an estimated grant date fair value of $10.00 per share to one of the convertible noteholders in connection with the commercial matters agreement (“Commercial Matters Agreement”) that was entered into in June 2020, that was not subject to the Exchange Ratio (see Note 14).

Outstanding stock options, whether vested or unvested, to purchase shares of Legacy Hyliion common stock granted under the 2016 Plan (“Legacy Options”) (see Note 8) converted into stock options for shares of the Company’s common stock upon the same terms and conditions that were in effect with respect to such stock options immediately prior to the Business Combination, after giving effect to the Exchange Ratio.

Outstanding warrants to purchase shares of TortoiseCorp Class A common stock will remain outstanding at the Closing Date. The warrants will become exercisable 30 days after the completion of the Business Combination and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. On November 30, 2020, the Company issued a notice of redemption to the warrant holders and on December 31, 2020, it redeemed all outstanding public warrants. See Note 7 “Capital Structure” for more information.

In connection with the Business Combination,

●	certain TortoiseCorp shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 3,308 shares of TortoiseCorp common stock for gross redemption payments of less than $0.1 million.

●

a number of investors purchased from the Company an aggregate of 30,750,000 shares of common stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $307.5 million pursuant to separate subscription agreements entered into effective June 18, 2020 (the “PIPE”). The PIPE investment closed simultaneously with the consummation of the Business Combination.

●	an investor purchased 1,750,000 TortoiseCorp units (consisting of one share of common stock and one half of one warrant, the “Forward Purchase Units”), consisting of 1,750,000 shares of common stock (“Forward Purchase Shares”) and warrants to purchase 875,000 shares of common stock (“Forward Purchase Warrants”) for an aggregate purchase price of $17.5 million pursuant to a forward purchase agreement entered into effective February 6, 2019, as amended by the First Amendment to Amended and Restated Forward Purchase Agreement, dated June 18, 2020.

The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, TortoiseCorp was treated as the “acquired” company for financial reporting purposes. See Note 1 “Description of business and basis of presentation” for further details. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Hyliion issuing stock for the net assets of TortoiseCorp, accompanied by a recapitalization. The net assets of TortoiseCorp are stated at historical cost, with no goodwill or intangible assets recorded.

Prior to the Business Combination, Legacy Hyliion and TortoiseCorp filed separate standalone federal, state and local income tax returns. As a result of the Business Combination Legacy Hyliion will file a consolidated income tax return. Although, for legal purposes, TortoiseCorp acquired Legacy Hyliion, and the transaction represents a reverse acquisition for federal income tax purposes. TortoiseCorp will be the parent of the consolidated group with Legacy Hyliion a subsidiary, but in the year of the closing of the Business Combination, Legacy Hyliion will file a full year tax return with TortoiseCorp joining in the return the day after the Closing Date.

The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statement of changes in stockholders’ equity (deficit) for the year ended December 31, 2020 (in thousands):

Cash - TortoiseCorp’s trust and cash (net of redemption)	$236,484
Cash - PIPE	307,500
Cash - forward purchase units	17,500
Less: transaction costs and advisory fees paid	(45,030)
Net Business Combination and PIPE financing	$516,454

The number of shares of common stock issued immediately following the consummation of the Business Combination were:

Common stock, outstanding prior to Business Combination	23,300,917
Less: redemption of TortoiseCorp shares	(3,308)
Common stock of TortoiseCorp	23,297,609
TortoiseCorp founder shares	5,825,230
Shares issued in PIPE	30,750,000
Shares issued in connection with forward purchase agreement	1,750,000
Business Combination, PIPE, and forward purchase agreement financing shares	61,622,839
Legacy Hyliion shares(1)	92,278,990
Total shares of common stock immediately after Business Combination	153,901,829
Hyliion Holdings Corp. exercise of warrants	15,414,592
Total shares of common stock at December 31, 2020	169,316,421

(1)	The number of Legacy Hyliion shares was determined as follows:

	Legacy Hyliion shares	Legacy Hyliion shares, effected for Exchange Ratio
Balance at December 31, 2018	24,453,750	35,634,061
Recapitalization applied to Series A outstanding at December 31, 2018	34,799,813	50,710,369
Exercise of common stock options - 2019	286,874	418,033
Exercise of common stock options - 2020 (pre-Closing)	763,216	1,112,160
Conversion of convertible notes payable to common stock(2)	2,336,235	4,404,367
		92,278,990

(2)

The number of shares issued for the conversion of convertible notes payable to common stock is calculated by applying the Exchange Ratio to the Legacy Hyliion shares issued at the time of conversion and adding 1,000,000 shares issued in connection with the Commercial Matters Agreement. All fractions were rounded down.

Lock-Up Arrangements

Certain former stockholders of Legacy Hyliion and TortoiseCorp have agreed to lock-up restrictions regarding the future transfer shares of common stock. Such shares may not be transferred or otherwise disposed of for a period of six months through April 1, 2021, subject to certain exceptions.

Transaction costs:

Transaction costs incurred in connection with the Business Combination totaled approximately $45.0 million which were charged to additional paid-in capital for the year ended December 31, 2020.

Note 4. Debt

At December 31, 2020 and 2019, the carrying value of debt was as follows:

	December 31,
	2020	2019
	(in thousands)
Convertible notes payable, net of unamortized discount at December 31, 2020 and 2019 of $0 and $6,451, respectively	$-	$16,113
Paycheck Protection Program loan	908	-
Finance lease obligations	49	289

	957	16,402

Less current portion	49	6,720

Debt, net of current portion	$908	$9,682

During 2018, the Company issued a convertible note payable in exchange for cash totaling $5.0 million (the “2018 Note”). The 2018 Note bears interest at 6% per annum and matures in September 2020 (two years subsequent to its issuance date). The 2018 Note includes the following embedded features:

(a) Automatic conversion upon the next equity financing of at least $5.0 million in proceeds. The conversion price is dependent upon the pre-money valuation of the Company in connection with the next equity financing, with the conversion price set at a 35% discount on the next equity financing price if the pre-money valuation is $100.0 million or less, or 35% multiplied by the quotient of $100.0 million divided by the pre-money valuation if it is greater than $100.0 million.

(b) Optional conversion upon a change in control. In the event of a change in control, the holder can elect to convert the 2018 Note into shares of common stock at a conversion price equal to (i) the product of the change in control purchase price multiplied by 65%, divided by (ii) the total number of outstanding shares of capital stock of the Company (on a fully diluted basis).

(c) Optional redemption upon a change in control. In the event of a change in control, the holder can elect to request payment of all outstanding principal (with no penalty) and unpaid accrued interest.

(d) Automatic or optional redemption upon an event of default. Upon the occurrence of an event of default, the 2018 Note will either automatically become due and payable or can become due and payable at the holder’s option (based on the nature of the event of default). Upon such acceleration, all outstanding principal (with no penalty) and unpaid accrued interest will become payable.

(e) Additional interest of 3% (or a total of 9%) upon an event of default.

In addition to the above embedded features, the Company agreed that the holder of the 2018 Note would be the Company’s preferred supplier for certain components or products that the holder sells. See Note 14 for further details on this related party agreement.

The Company assessed the embedded features within the 2018 Note and determined that the automatic conversion feature upon next equity financing and optional conversion feature upon change in control (share-settled redemption features) and the additional interest feature met the definition of a derivative and were not clearly and closely related to the host contract and required separate accounting.

At issuance, the Company estimated the fair value of the automatic and optional conversion features to be approximately $1.8 million. The Company’s fair value measurements are more fully described in (Note 6).

At issuance, the Company concluded the fair value of the additional interest feature was de minimis.

Between February and July 2019, the Company issued a series of convertible notes payable in exchange for cash totaling $13.6 million (the “Initial 2019 Notes”). The Initial 2019 Notes bear interest at 6% per annum and mature two to five years after their respective issuance dates. The Initial 2019 Notes are only prepayable with the consent of the holders. One of the Initial 2019 Notes (totaling $1.8 million) is secured by substantially all of the assets of the Company, subordinate to the first priority, senior secured interest held by a note holder of a convertible note issued in January 2020. The holder of this note has first priority secured interest in these assets.

The Initial 2019 Notes include the following embedded features:

(a) Automatic or optional (for one of the Initial 2019 Notes) conversion upon the next equity financing of at least $15.0 million in proceeds (the “Next Equity Financing”). The conversion price is dependent upon the pre-money valuation of the Company in connection with the next equity financing, with the conversion price set at a 25% discount on the next equity financing price if the pre-money valuation is $100.0 million or less, or 25% multiplied by the quotient of $100.0 million divided by the pre-money valuation if it is greater than $100.0 million.

(b) Optional conversion (for one of the Initial 2019 Notes) upon a subsequent equity financing if the holder did not elect to convert upon the Next Equity Financing, at the price that is set by the subsequent equity financing (no discount).

(c) Optional conversion upon a change in control. In the event of a change in control, the holder can elect to convert the Initial 2019 Notes into shares of common stock at a conversion price equal to (i) the product of the change in control purchase price multiplied by 75%, divided by (ii) the total number of outstanding shares of capital stock of the Company (on a fully diluted basis).

(d) Optional redemption upon a change in control. In the event of a change in control, the holder can elect to request payment of all outstanding principal (with no penalty) and unpaid accrued interest.

(e) Automatic or optional redemption upon an event of default. Upon the occurrence of an event of default, the Initial 2019 Notes will either automatically become due and payable or can become due and payable at the holder’s option (based on the nature of the event of default). Upon such acceleration, all outstanding principal (with no penalty) and unpaid accrued interest will become payable.

(f) Additional interest of 3% (or a total of 9%) upon an event of default.

In addition, the Company has the right to modify one of the Initial 2019 Notes (totaling $1.8 million) in the event the holder does not convert upon next equity financing to adjust the interest rate to 4% per annum.

The Company assessed the embedded features within the Initial 2019 Notes and determined that the automatic or optional conversion feature upon next equity financing and the optional conversion feature upon change in control (share-settled redemption features), the additional interest feature, and the interest rate adjustment feature met the definition of a derivative and were not clearly and closely related to the host contract and required separate accounting.

At issuance, the Company estimated the fair value of the automatic and optional conversion features to be approximately $6.0 million. The Company’s fair value measurements are more fully described in (Note 6).

At issuance, the Company concluded the fair value of the additional interest feature and the interest rate adjustment feature was de minimis.

In December 2019, the Company issued a convertible note payable in exchange for cash totaling $3.2 million (the “December 2019 Note”). The December 2019 Note bears interest at 6% per annum and matures in December 2020 (one year subsequent to its issuance date). The December 2019 Note is only prepayable with the consent of the holder. The December 2019 Note is secured by substantially all of the assets of the Company, subordinate to the security interest held by one of the Initial 2019 Note holders. The December 2019 Note includes the following embedded features:

(a) Automatic conversion upon the next equity financing of at least $35.0 million in proceeds. The conversion price will be based on the next equity financing per share price, with a 50% discount.

(b) Optional conversion upon the next equity financing of at least $15.0 million in proceeds. The conversion price will be based on the next equity financing per share price, with a 50% discount.

(c) Automatic conversion upon a subsequent equity financing of at least $35.0 million if the holder did not elect to convert upon any previous equity financing, at the price that is set by the subsequent equity financing (no discount).

(d) Optional conversion upon a change in control. In the event of a change in control, the holder can elect to convert the December 2019 Note into shares of common stock at a conversion price equal to (i) the product of the change in control purchase price multiplied by 50%, divided by (ii) the total number of outstanding shares of capital stock of the Company (on a fully diluted basis).

(e) Optional redemption upon a change in control. In the event of a change in control, the holder can elect to request payment of all outstanding principal (with no penalty) and unpaid accrued interest.

(f) Automatic or optional redemption upon an event of default. Upon the occurrence of an event of default, the December 2019 Note will either automatically become due and payable or can become due and payable at the holder’s option (based on the nature of the event of default). Upon such acceleration, all outstanding principal (with no penalty) and unpaid accrued interest will become payable.

(g) Additional interest of 3% (or a total of 9%) upon an event of default.

In addition, in the event the holder does not convert upon an equity financing, the maturity date of the December 2019 Note will automatically extend by one year. In such situation, the holder also has the right to extend the maturity date for an additional two years beyond the modified maturity date.

The Company assessed the embedded features within the December 2019 Note and determined that the automatic and optional conversion features upon next equity financing (share-settled redemption features), the additional interest feature and the term extension feature met the definition of a derivative and were not clearly and closely related to the host contract and required separate accounting. The Company also concluded that the conversion features did not represent beneficial conversion features.

At issuance and at December 31, 2019, the Company estimated the fair value of the automatic and optional conversion features to be approximately $1.4 million. The Company’s fair value measurements are more fully described in (Note 6).

At issuance, the Company concluded the fair value of the additional interest and term extension features was de minimis.

During January 2020, the Company issued a convertible note payable in exchange for cash totaling $3.2 million (the “January 2020 Note”). The January 2020 Note bears interest at 6% per annum and matures in January 2025 (five years subsequent to its issuance date). The January 2020 Note is only prepayable with the consent of the holder. The January 2020 Note is secured by a first priority, senior secured interest in substantially all of the assets of the Company. The January 2020 Note includes the following embedded features:

(a) Optional conversion upon the next equity financing of at least $15.0 million in proceeds. The conversion price will be based on the next equity financing per share price, with a 50% discount.

(b) Optional conversion upon a subsequent equity financing of at least $15.0 million if the holder did not elect to convert upon the next equity financing, at the price that is set by the subsequent equity financing (no discount).

(c) Optional conversion upon a change in control. In the event of a change in control, the holder can elect to convert the January 2020 Note into shares of common stock at a conversion price equal to (i) the product of the change in control purchase price multiplied by 50%, divided by (ii) the total number of outstanding shares of capital stock of the Company (on a fully diluted basis).

(d) Optional redemption upon a change in control. In the event of a change in control, the holder can elect to request payment of all outstanding principal (with no penalty) and unpaid accrued interest.

(e) Optional redemption upon the Company obtaining at least $10.0 million in commercial debt which would result in the January 2020 Note having the same priority or being treated as subordinate to the commercial debt. In such scenario, the holder can elect to request payment of all outstanding principal (with no penalty) and unpaid accrued interest.

(f) Automatic or optional redemption upon an event of default. Upon the occurrence of an event of default, the January 2020 Note will either automatically become due and payable or can become due and payable at the holder’s option (based on the nature of the event of default). Upon such acceleration, all outstanding principal (with no penalty) and unpaid accrued interest will become payable.

(g) Additional interest of 3% (or a total of 9%) upon an event of default.

In addition, in the event the holder does not convert upon an equity financing or change in control event, the noteholder may extend the maturity date of the January 2020 Note by five years beyond the original maturity date.

In addition, in the event the holder does not convert upon an equity financing, the interest rate on the January 2020 Note will automatically be adjusted to a rate of 4% per annum.

The Company assessed the embedded features within the January 2020 Note and determined that the automatic and optional conversion features upon next equity financing (share-settled redemption features), the additional interest feature and the term extension feature met the definition of a derivative and were not clearly and closely related to the host contract and required separate accounting. The Company also concluded that the conversion features did not represent beneficial conversion features.

At issuance, the Company estimated the fair value of the automatic and optional conversion features to be approximately $2.7 million. The Company’s fair value measurements are more fully described in (Note 6).

At issuance, the Company has concluded the fair value of the additional interest and term extension features was de minimis.

The terms of the convertible notes payable include certain restrictive covenants related to the Company’s ability to enter into certain transactions or agreements, pay dividends, or take other similar corporate actions.

During June 2020, the holders of the convertible notes executed amendments (the “Note Amendments”) to their respective convertible notes clarifying the planned Business Combination would qualify as a next financing, as defined in the respective convertible notes. The convertible notes would either automatically convert or convert at the holder’s option (the election of which was evidenced by entering into the Note Amendments) in connection with such next financing (in this case the Business Combination). The convertible notes would convert into shares of common stock at a conversion price equal to (i) the valuation of the Company established in connection with such next financing, divided by (ii) the total number of shares of capital stock of the Company (on a fully diluted and as-converted basis), as established in the original respective convertible notes. This conversion price would then be discounted based on the negotiated conversion discounts that were established in the noteholders’ original convertible notes. The amended terms of the Note Amendments were determined to be clarifications of the existing terms and did not result in substantially different terms. Accordingly, the Note Amendments were accounted for as modifications.

In connection with the reverse recapitalization discussed in Note 3, immediately prior to the closing of the Business Combination, the convertible notes, plus accrued paid-in-kind interest, totaling $26.8 million were converted into an aggregate of 2,336,235 shares of Legacy Hyliion common stock, which were then exchanged for an aggregate of 3,404,367 shares of the Company’s common stock on the Closing Date (see Note 3). In addition, the Company issued 1,000,000 shares of Legacy Hyliion common stock to a noteholder of the 2018 Note, Initial 2019 Notes, and January 2020 Note, with a grant date fair value of $10.00 per share in accordance with the Commercial Matters Agreement (see Note 14).

In connection with this conversion of the convertible notes, the Company recorded a loss on extinguishment of $10.2 million included within other income (expense) on the accompanying consolidated statements of operations.

Term Loan: During August 2020, the Company issued a term loan (the “Term Loan”) with a principal balance totaling $10.1 million that matured on the earlier of (i) December 15, 2020, (ii) the termination of the Business Combination or, (iii) the consummation of the Business Combination as provided in the Business Combination. In connection with the Term Loan, the Company paid $0.5 million of financing costs. The Term Loan bore interest at a rate equal to 6.5% plus the greater of (a) the Federal Funds rate plus 0.5%, (b) LIBOR Rate for a one-month interest period plus 1.0%, and (c) Prime Rate in effect on such day. While outstanding in 2020, the Term Loan bore interest at 8.5% per annum. The Term Loan plus accrued interest was repaid in full in October 2020.

Payroll Protection Program loan: During May 2020, the Company received loan proceeds in the amount of $0.9 million under the Payroll Protection Program (the “PPP”). The PPP was established as part of Coronavirus Aid, Relief, and Economic Security Act and provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the business, subject to certain limitations. The loans and accrued interest are forgivable after eight weeks so long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and so long as the borrower maintains its pre-funding employment and wage levels. Although the Company used the PPP loan proceeds for purposes consistent with the provisions of the PPP and that such usage met the criteria established for forgiveness of the loan, the Company intends to repay the PPP loan plus accrued interest. The PPP loan matures in May 2022.

Finance Lease Obligations: The Company’s debt arising from finance lease obligations primarily relates to vehicles and equipment. See Note 9 for future maturities of finance lease obligations.

Note 5. Investments

The amortized cost, unrealized gains and losses, and fair value of our investments at December 31, 2020 are summarized as follows:

		Fair Value Measurements as of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity investments
Treasury securities	$149,996	$-	$(1)	$149,995
Commercial paper	37,963	-	(15)	37,948
Corporate bonds and notes	49,892	-	(63)	49,829

Total held-to-maturity investments	$237,851	$-	$(79)	$237,772

	December 31, 2020
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$201,881	$201,864
Due after one year through five years	35,970	35,908

Total held-to-maturity securities	$237,851	$237,772

The Company did not have any investments at December 31, 2019.

Note 6. Fair Value Measurements

The convertible notes payable derivative liabilities are considered a Level 3 measurement due to the utilization of significant unobservable inputs in the valuation. The Company utilized a scenario-based with and without valuation model to estimate the fair value of the embedded derivative features requiring bifurcation associated with the convertible notes payable at issuance, as of the December 31, 2019 reporting date, and upon the settlement of the convertible notes payable derivative liabilities in connection with the extinguishment accounting applied to the convertible notes payable (see Note 4). This valuation model is designed to utilize the Company’s best estimates of the timing and likelihood of the settlement events that are related to the embedded derivative features in order to estimate the fair value of the respective convertible notes with these embedded derivative features.

The fair value of the convertible notes with the derivative features is compared to the fair value of a plain vanilla note (excluding the derivative features), which is calculated based on the present value of the future cash flows. The difference between the two values represents the fair value of the bifurcated derivative features as of each respective valuation date.

The key inputs to the valuation models that were utilized to estimate the fair value of the convertible debt derivative liabilities include:

Input	October 1, 2020	Issuance of January 2020 Note (January 2020)	Issuance of December 2019 Note and December 31, 2019	Issuances of Initial 2019 Notes (July 2019)	Issuances of Initial 2019 Notes (June 2019)	Issuances of Initial 2019 Notes (February 2019)

Probability-weighted conversion discount	2.5 - 50.0%	50.0%	23.9 - 50.0%	24.1%	24.4%	24.4%
Remaining term (years)	0.0 - 4.3	5.0	0.7 - 4.5	5.0	2.0	2.0
Equity volatility	NA	NA	63.0 - 71.0%	74.0%	78.0%	75.0%
Risk rate[1]	19.6 - 57.7%	50.0%	27.2 - 50.0%	29.0%	26.6%	34.2%
Probability of next financing event[1]	100.0%	70.0%	70.0%	50.0%	50.0%	50.0%
Timing of next financing event[1]	10/1/2020	9/30/2020	9/30/2020	3/31/2020	3/31/2020	9/30/2019
Probability of default event[1]	0.0%	30.0%	25.0 - 30.0%	50.0%	50.0%	50.0%
Timing of default event[1]	NA	9/30/2020	9/30/2020	3/31/2020	3/31/2020	9/30/2019
Probability of sale event[1]	0.0%	0.0%	0.0 - 5.0%	0.0%	0.0%	0.0%
Timing of sale event[1]	NA	NA	9/30/2020	NA	NA	NA
Negotiation discount1 2	0.0 - 0.1%	24.2%	21.7%	0.0%	0.0%	0.0%

[1]	Represents a Level 3 unobservable input
[2]	Based on the terms and provisions of the December 2019 and January 2020 Notes, the valuation model incorporated this additional assumption

The key inputs to the valuation models are defined as follows:

●	The probability-weighted conversion discount is based on the contractual terms of the convertible note agreement and the expectation of the pre-money valuation of the Company as of the estimated date that the next equity financing event occurs.

●	The remaining term was determined based on the remaining time period to maturity of the related convertible note with embedded features subject to valuation (as of the respective valuation date).

●	The Company’s equity volatility estimate was based on the re-levered historical equity volatility of a selection of the Company’s comparable guideline public companies, based on the remaining term of the respective convertible notes.

●	The risk rate was the discount rate utilized in the valuation and was determined based on reference to market yields for debt instruments with similar credit ratings and terms.

●	The probabilities and timing of the next financing event and default event are based on management’s best estimate of the future settlement of the respective convertible notes.

●	The negotiation discount utilized was calculated in order to further discount the specified instruments in order to agree to the principal value of the convertible notes at issuance. The utilization of the negotiation discount reflects the fact that there was a significant need for new investment and limited availability of market participants who have interest in making investments in such companies. The presence of the additional discount reflects the higher rate of return that these investors would seek in making such investments.

The convertible notes payable derivative liabilities were settled upon the conversion of the related convertible notes during the year ended December 31, 2020 (see Note 4). The following table shows the fair value measurements of the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and 2019:

	Fair Value Measurements as of December 31, 2020
	Level I	Level II	Level III	Total
Assets	(in thousands)
Cash and cash equivalents	$389,705	$-	$-	$389,705
Held-to-maturity investments:
Treasury securities	-	149,995	-	149,995
Commercial paper	-	37,948	-	37,948
Corporate bonds and notes	-	49,829	-	49,829

Total Assets	$389,705	$237,772	$-	$627,477

	Fair Value Measurements as of December 31, 2019
	Level I	Level II	Level III	Total
Liabilities	(in thousands)
Convertible notes payable derivative liabilities	$-	$-	$8,351	$8,351

Total Liabilities	$-	$-	$8,351	$8,351

The following is a rollforward of the Company’s Level 3 instruments (in thousands):

Balance, December 31, 2018	$2,068
Issuance of convertible notes payable derivative liabilities	7,428
Fair value adjustments	(1,145)

Balance, December 31, 2019	8,351
Issuance of convertible note payable derivative liability	2,656
Fair value adjustments	1,358
Settlement of convertible notes payable derivative liabilities	(12,365)

Balance, December 31, 2020	$-

Note 7. Capital Structure

As discussed in Note 1 and Note 3, on October 1, 2020, the Company consummated the Business Combination, which has been accounted for as a reverse recapitalization. Pursuant to the Certificate of Incorporation as amended on October 1, 2020 and as a result of the reverse recapitalization, the Company has retrospectively adjusted the Legacy Hyliion preferred shares and Legacy Hyliion common shares issued and outstanding prior to October 1, 2020 to give effect to the Exchange Ratio used to determine the number of shares of common stock of the combined entity into which they were converted.

Preferred Stock: The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, option or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of December 31, 2020 and 2019, there were no shares of preferred stock issued and outstanding.

Common Stock: The Company is authorized to issue 250,000,000 shares of common stock with a par value of $0.0001 per share, of which 169,316,421 and 86,762,463 shares were issued and outstanding at December 31, 2020 and 2019, respectively.

The following shares of common stock are reserved for future issuance:

Stock options issued and outstanding	6,982,497
Authorized for future grant under 2020 Equity Incentive Plan	12,937,713
19,920,210

Warrants:

Public Warrants: On March 4, 2019, TortoiseCorp completed an initial public offering that included warrants for shares of common stock (the “Public Warrants”). Each Public Warrant entitles the holder to the right to purchase one share of common stock at an exercise price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. The Company may elect to redeem the Public Warrants, in whole and not in part, at a price of $0.01 per Public Warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis. On the Closing Date, there were 11,650,458 Public Warrants issued and outstanding.

Private Placement Warrants: Simultaneous with TortoiseCorp’s initial public offering in March 2019, Tortoise Borrower purchased warrants at a purchase price of $1.00 per warrant in a private placement (the “Private Placement Warrants”). The Private Placement Warrants may not be redeemed by the Company so long as the Private Placement Warrants are held by the initial purchasers, or such purchasers’ permitted transferees. The Private Placement Warrants have terms and provisions identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period, except if the Private Placement Warrants are held by someone other than the initial purchasers’ permitted transferees, then the Private Placement Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. On the Closing Date, there were 6,660,183 Private Warrants issued and outstanding.

Forward Purchase Warrants: Simultaneous with the consummation of the Business Combination in October 2020, 875,000 Forward Purchase Warrants to purchase shares of common stock were issued in connection with the forward purchase agreement (See Note 3). The Forward Purchase Warrants have terms and provisions identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period, except that the Forward Purchase Warrants are subject to transfer restrictions and certain registration rights.

All warrants were determined to have equity classification at issuance, and as such, were recorded to additional-paid-in capital at the time of issuance.

On November 30, 2020, the Company issued a notice of redemption of all its outstanding Public Warrants and Forward Purchase Warrants which was completed in December 2020. However, the Private Warrants held by the initial holders thereof or permitted transferees of the initial holders were not subject to this redemption. As of December 31, 2020, all outstanding Public Warrants and Forward Purchase Warrants were either exercised or redeemed by the holder. As of December 31, 2020, the Company’s transfer agent received gross proceeds of $140.8 million corresponding to the exercise of 15,786,127 warrants. However, due to the timing of the receipt of the warrant exercise and the cash, the Company’s transfer agent issued 15,414,592 shares of common stock as of December 31, 2020. The remaining 371,535 shares of common stock were issued in January 2021. Additionally, as of December 31, 2020, the Company’s transfer agent had not yet remitted $12.0 million of the gross proceeds associated with the shares of issued common stock to the Company and is included within prepaid expenses and other current assets on the accompanying consolidated balance sheets as of December 31, 2020. There were 281,065 warrants not exercised by the end of the redemption period that were redeemed for a price of $0.01 per warrant, and subsequently cancelled by the Company. The Company made the redemption payment on these cancelled warrants in January 2021. Certain holders of the warrants elected a cashless exercise, resulting in the forfeiture of 3,118,445 shares.

Note 8. Share-based Compensation

2016 Equity Incentive Plan

For periods prior to the reverse recapitalization (See Note 3), the Hyliion Inc. 2016 Equity Incentive Plan (the “2016 Plan”), as amended in August 2017 and approved by the board of directors (the “Board”), permitted the granting of various awards including stock options (including both nonqualified options and incentive options), stock appreciation rights (“SARs”), stock awards, phantom stock units, performance awards, and other share-based awards to employees, outside directors and consultants and advisors of the Company. Only stock options have been awarded to employees, consultants and advisors under the 2016 Plan.

Legacy Options converted into an option to purchase a number of shares of common stock equal to the product of the number of shares of Legacy Hyliion common stock and the Exchange Ratio at an exercise price per share equal to the exercise price of the Legacy Option divided by the Exchange Ratio. Each exchanged option is governed by the same terms and conditions applicable to the Legacy Option prior to the Business Combination. No further grants can be made under the 2016 Plan.

The option exercise price for all grantees equals the stock’s estimated fair value on the date of the grant, after giving effect to the Exchange Ratio. The Board determined the fair value of common stock at the time of grant by considering a number of objective and subjective factors, including independent third-party valuations of the Company’s common stock, operating and financial performance, the lack of liquidity of capital stock, and general and industry-specific economic outlook, amongst other factors. The Company believes the fair value of the stock options granted to nonemployees is more readily determinable than the fair value of the services received.

The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model in order to measure the compensation cost associated with the award. This model incorporates certain assumptions for inputs including an expected volatility in the market value of the underlying common stock, expected term, a risk-free interest rate, and the expected dividend yield of the underlying common stock.

The following assumptions were used for options issued in the following periods:

	Years Ended December 31,
	2020	2019

Expected volatility	70.0%	70.0%
Expected term (in years)	6.1	6.1 - 10
Risk-free interest rate	1.7%	1.4 - 3.0%
Expected dividend yield	0.0%	0.0%

●	Expected volatility: The expected volatility was determined by examining the historical volatilities of a group of industry peers, as the Company did not have any trading history for the Company’s common stock.

●	Expected term: For employees, the expected term is determined using the “simplified” method, as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, to estimate on a formula basis the expected term of the Company’s employee stock options which are considered to have “plain vanilla” characteristics. For nonemployees, the expected term represents the contractual term of the option.

●	Risk-free interest rate: The risk-free interest rate was based upon quoted market yields for the United States Treasury instruments with terms that were consistent with the expected term of the Company’s stock options.

●	Expected dividend yield: The expected dividend yield was based on the Company’s history and management’s current expectation regarding future dividends.

Employee and nonemployee stock options generally vest over four years, with a maximum term of ten years from the date of grant. These awards become available to the recipient upon the satisfaction of a vesting condition based on a period of service, which may be accelerated at the discretion of the Board. Share-based compensation expense is recognized on a straight-line basis over the applicable vesting period.

A summary of the status of the 2016 Plan at December 31, 2020 and 2019, and changes during the same periods is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at December 31, 2018	5,508,031	$0.11	8.7
Granted	3,213,131	0.16
Exercised	(418,033)	0.14
Cancelled or forfeited	(1,715,847)	0.13

Outstanding at December 31, 2019	6,587,282	0.13	8.2
Granted	2,797,828	0.23
Exercised	(1,112,960)	0.11
Cancelled or forfeited	(1,289,653)	0.19

Outstanding at December 31, 2020	6,982,497	$0.16	7.8

Exercisable at December 31, 2019	2,482,987	$0.10	7.2

Exercisable at December 31, 2020	3,851,486	$0.13	7.1

As of December 31, 2020, the options outstanding and exercisable have an intrinsic value of $113.8 million and $62.8 million, respectively. There were no options with an exercise price greater than the market price on December 31, 2020 to exclude from the intrinsic value computation. The intrinsic value of options exercised during the years ended December 31, 2020 and 2019 was $18.4 million and less than $0.1 million, respectively.

Share-based compensation expense for the years ended December 31, 2020 and 2019 was $0.3 million and $0.1 million, respectively. As of December 31, 2020, there was $0.4 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 2.6 years.

2020 Equity Incentive Plan

On October 1, 2020, the Company’s shareholders approved a new long-term incentive award plan (the “2020 Plan”) in connection with the Business Combination. The 2020 Plan is administered by the Board and the compensation committee. The selection of participants, allotment of shares, determination of price and other conditions are approved by the Board and the compensation committee at its sole discretion in order to attract and retain personnel instrumental to the success of the Company. Under the 2020 Plan, the Company may grant an aggregate of 12,937,713 shares of common stock in the form of nonstatutory stock options, incentive stock options, SARs, restricted stock awards, performance awards, and other awards. No grants have been authorized to date by the Company’s Board and the compensation committee under the 2020 Plan.

Note 9. Leases

The Company has operating and finance leases for its corporate office, temporary office, vehicles and equipment. In addition, the Company enters into arrangements whereby portions of the leased premises are subleased to third parties and are classified as operating leases. The following table provides a summary of the components of lease income, costs and rent, which are included within research and development and selling, general and administrative on the accompanying consolidated statements of operations:

	Years Ended December 31,
	2020	2019
	(in thousands)
Operating lease costs:
Operating lease cost	$1,389	$1,908
Short-term lease cost	42	4
Variable lease cost	(14)	(140)
Sublessor income	(326)	(421)

Total operating lease costs	$1,091	$1,351

Finance lease costs:
Amortization of right-of-use assets	$112	$112
Interest on lease liabilities	21	50

Total finance lease costs	$133	$162

Finance lease ROU assets were $0.3 million and $0.7 million as of December 31, 2020 and 2019 and accumulated amortization was $0.1 million and $0.2 million as of December 31, 2020 and 2019, respectively.

The following table provides the weighted-average lease terms and discount rates used for the Company’s operating and finance leases:

December 31, 2020
Weighted-average remaining lease term (in years):
Operating leases	5.0
Finance leases	0.3

Weighted-average discount rate:
Operating leases	9.9%
Finance leases	14.2%

The following table provides a summary of lease liability maturities for the next five years and thereafter:

	Operating	Finance
	Leases	Leases
	(in thousands)
2021	$1,269	$49
2022	1,441	-
2023	1,484	-
2024	1,529	-
2025	1,575	-
Thereafter	133	-

Total lease payments	7,431	49
Less: Imputed interest	(1,621)	-

Total lease obligations	$5,810	$49

Note 10. Property and Equipment, net

Property and equipment, net consisted of the following at December 31, 2020 and 2019:

	December 31,
	2020	2019
	(in thousands)
Production machinery and equipment	$1,751	$1,751
Vehicles	712	727
Leasehold improvements	749	670
Demo fleet systems	263	263
Office furniture and fixtures	64	28
Computers and related equipment	195	24

	3,734	3,463

Less accumulated depreciation	(2,563)	(1,828)

Property and equipment, net	$1,171	$1,635

Depreciation expense for the years ended December 31, 2020 and 2019 totaled approximately $0.8 million and $0.9 million, respectively. For the year ended December 31, 2020, less than $0.1 million and $0.7 million is included within selling, general and administrative expenses and research and development expenses on the accompanying consolidated statements of operations, respectively. For the year ended December 31, 2019, $0.1 million and $0.8 million is included within selling, general and administrative expenses and research and development expenses on the accompanying consolidated statements of operations, respectively.

Note 11. Intangible assets, net

The gross carrying amount and accumulated amortization of separately identifiable intangible assets at December 31, 2020 and 2019 are as follows:

		December 31, 2020
Intangible Asset	Useful Life	Weighted Average Remaining Life	Gross Carrying Value	Accumulated Amortization	Net
			(in thousands)
Developed technology	6 years	3.4 years	$578	$(247)	$331
Non-compete	3 years	0.4 years	5	(4)	1

			$583	$(251)	$332

	December 31, 2019
Intangible Asset	Gross Carrying Value	Accumulated Amortization	Net
	(in thousands)
Developed technology	$578	$(151)	$427
Non-compete	5	(3)	2

	$583	$(154)	$429

Total amortization expense was $0.1 million for each of the years ended December 31, 2020 and 2019 and is included within selling, general and administrative expenses on the accompanying consolidated statements of operations.

Total future amortization expense for the finite-lived intangible assets is estimated as follows (in thousands):

2021	$97
2022	97
2023	97
2024	41

$332

Note 12. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at December 31, 2020 and 2019:

	December 31,
	2020	2019
	(in thousands)
Accrued professional services	$1,032	$120
Accrued compensation and related benefits	615	-
Refundable grant	175	175
Other accrued liabilities	160	205

	$1,982	$500

Note 13. Income Taxes

The income tax provision consists of the following:

	Years Ended December 31,
	2020	2019
	(in thousands)
Current tax expense (benefit):
Federal	$-	$-
State	-	-

Total current tax expense	$-	$-

Deferred tax expense (benefit):
Federal	$(8,952)	$(2,788)
State	(291)	-
Valuation allowance	9,243	2,788

Total deferred tax expense (benefit)	$-	$-

The components of deferred taxes as of December 31, 2020 and 2019 are as follows:

	Years Ended December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Federal net operating loss carryforwards	$17,265	$9,083
State net operating loss carryforwards	984	825
Operating lease obligation	1,009	1,209
R&D tax credit	481	-
Other	224	-
Property and equipment, net	29	-
Total deferred tax assets	19,992	11,117

Deferred tax liabilities:
Operating lease right of use asset, net	854	1,045
Intangible assets, net	70	90
Property and equipment, net	-	18
Other	-	139
Total deferred tax liabilities	924	1,292

Total net deferred tax assets (liabilities)	19,068	9,825

Less valuation allowance	(19,068)	(9,825)

Net deferred tax assets (liabilities)	$-	$-

The reconciliation of taxes at the federal statutory rate to the Company’s provision for income taxes for the years ended December 31, 2020, and 2019 was as follows:

	Years Ended December 31,
	2020	2019
	(in thousands)
Provision at statutory rate of 21%	$(8,224)	$(2,964)
Non-deductible convertible debt interest expense	227	152
State tax expense	(158)
Stock options	54	15
Transaction costs	(2,947)	-
Shares issued in connection with Commercial Matters Agreement (see Notes 3, 4, and 14)	2,100	-
Other	(102)	9
R&D tax credit	(193)	-
Change in valuation allowance	9,243	2,788

	$-	$-

The net change in the total valuation allowance for the year ended December 31, 2020, was an increase of $9.2 million, (compared to an increase of $2.8 million in 2019). In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2020.

The Company has federal net operating loss carryforwards of approximately $82.2 million and $43.3 million at December 31, 2020 and 2019, respectively. $10.5 million of this amount will begin to expire in 2036. The remaining $71.7 million has an indefinite carryforward period. The Company also has state net operating loss carryforwards of approximately $12.5 million and $10.5 million at December 31, 2020 and 2019. They will expire beginning in 2036. The Company also has R&D credits of $0.3 million that begin to expire in 2037. The Company’s ability to utilize a portion of its net operating loss carryforwards and credits to offset future taxable income, and tax, respectively, is subject to certain limitations under section 382 of the Internal Revenue Code upon changes in equity ownership of the Company. Due to such limitation, $2.0 million of the Company’s net operating loss and less than $0.1 million of the Company’s R&D credits will expire unused, regardless of taxable income in future years.

The Company files a United States federal income tax return, as well as income tax returns in various states. The tax returns for years 2016 and thereafter remain open for examination.

Note 14. Commitments and Contingencies

Economic Incentive Agreement: During 2018, the Company entered into an agreement with the Cedar Park Economic Development Corporation (EDC), whereby the Company will receive grants from the EDC contingent upon the Company fulfilling and maintaining certain corporate office lease and employment requirements. The specified requirements must be met on or before specific measurement dates and maintained throughout the term of the agreement, which expires effective December 31, 2024.

Should the Company fail to meet and maintain any performance requirements, all amounts received from the EDC are subject to refund. During 2018, the Company achieved the first performance requirement and received a payment of $0.2 million. During 2019, the Company continued maintaining the employment level of the first performance requirement but failed to meet the second performance requirement. As a result, the Company did not receive any additional grant funding in 2019, the agreement is subject to termination by the EDC and all amounts received are subject to refund.

As the terms of the EDC grant agreement require the Company to meet and maintain all of the performance requirements throughout the term of the agreement, the Company has not substantially met all the conditions for the grant funding received. Accordingly, the grant funding of $0.2 million received in 2018 is recorded as part of accrued expenses and other current liabilities as of December 31, 2020 and 2019 and will continue to be reflected as a currently liability until all related performance requirements have been met through the end of the agreement on December 31, 2024.

Under the agreement, the EDC has the right to file a security interest to all assets of the Company. This security interest is subordinate to the holders of the convertible notes payable with security interests.

Preferred Sourcing Arrangement and Commercial Matters Agreement: During 2018, the Company entered into a preferred sourcing arrangement, as amended (the “PSA”), with a noteholder of the 2018 Note, Initial 2019 Notes, and January 2020 Note (the “PSA Partner”). Under the terms of the PSA, so long as the PSA Partner is one of the Company’s stockholders or debtholders and for a period of five years following a change of control affecting the Company, the Company will treat the PSA Partner as the Company’s preferred source for any products that the PSA Partner manufactures or sells in preference to other competing products as long as the PSA Partner’s products meet the technical criteria established by the Company and on reasonably competitive terms. Under the PSA, the Company is allowed to purchase competing products upon the request of any customer.

In June 2020 and in conjunction with the Business Combination, the Company entered into a Commercial Matters Agreement with the PSA Partner pursuant to which, among other things, contingent and effective upon the execution of the Business Combination, the Company issued to the PSA Partner $10.0 million worth of Legacy Hyliion’s Common Stock, immediately prior to the effective time of the merger in consideration for the Note Amendments and for any future services to be provided pursuant to the terms of a services agreement to provide engineering or operational services to the Company that was entered into in June 2020. The terms of the services agreement are yet to, and may ultimately not, be negotiated and the PSA Partner is under no obligation to enter into such services agreement.

As a result, immediately prior to the consummation of the Business Combination discussed in Note 3, the Company issued 1,000,000 shares of Legacy Hyliion common stock with a fair value of $10.00 per share in exchange for future services to the Company.

Legal Proceedings: The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business, including proceedings relating to product liability, intellectual property, safety and health, employment and other matters. Management believes that the outcome of such legal proceedings, legal actions and claims will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

Note 15. Net Loss Per Share

As a result of the reverse recapitalization (see Note 3), the Company has retroactively adjusted the weighted average shares outstanding prior to October 1, 2020 to give effect to the Exchange Ratio used to determine the number of shares of common stock into which they were converted.

The following table sets forth the computation of basic and diluted net loss per share of common stock for the years ended December 31, 2020, and 2019:

	Years Ended December 31,
	2020	2019
	(in thousands, except share and per share data)
Numerator:

Net loss attributable to common stockholders	$(39,182)	$(14,113)

Denominator:

Weighted average shares outstanding, basic and diluted	104,324,059	86,643,714

Net loss per share, basic and diluted	$(0.38)	$(0.16)

The Company excluded the following weighted average potential common shares from the computation of diluted net loss per share for the years ended December 31, 2020 because including them would have had an anti-dilutive effect:

	Years Ended December 31,
	2020	2019

Stock options, including incentive stock options and non-qualified	9,440,044	3,772,368
Common shares issuable from the exercise of warrants	1,920,426	-
Common shares issuable from convertible notes payable	2,553,275	-

Total	13,913,745	3,772,368

Note 16. Supplemental Cash Flow Information

The following table provides supplemental cash flow information for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
	(in thousands)
Cash paid for interest	$(144)	$(53)

Cash paid for taxes	$-	$-

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$(1,446)	$(1,255)

Operating cash flows from finance leases	$(29)	$(50)

Right-of-use assets obtained in exchange for lease obligations	$1,007	$21

The following table provides supplemental disclosures of noncash financing activities for the year ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
	(in thousands)
Warrants exercised where proceeds are included within prepaid expenses and other current assets	$11,978	$-

Settlement of convertible notes payable and convertible note payable derivative liabilities	$44,039	$-

Redemption of unexercised warrants included within prepaid expenses and other current assets	$(3)	$-

Note 17. Retirement Plan

The Company has adopted a 401(k) plan to provide all eligible employees a means to accumulate retirement savings on a tax-advantaged basis. The 401(k) plan requires participants to be at least 20 years old. Plan participants may make before tax elective contributions up to the maximum percentage of compensation and dollar amount allowed under the Internal Revenue Code and are always 100% vested in their elective contributions. The Company makes discretionary employer contributions at its election. Plan participants must be employed on the last day of the year to be eligible for the employer match. Participants may defer specified portions of their compensation. The Company did not provide a match of the employee’s contribution for the years ended December 31, 2020 and 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 1, 2020, after the recommendation of the Audit Committee of the Board, the Board approved the engagement of Grant Thornton LLP (“Grant Thornton”) as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending December 31, 2020. Grant Thornton served as the independent registered public accounting firm of Legacy Hyliion prior to the Business Combination. Accordingly, WithumSmith+Brown, PC (“Withum”), the Company’s independent registered public accounting firm prior to the Business Combination, was informed on October 1, 2020 that it would be replaced by Grant Thornton as the Company’s independent registered public accounting firm following completion of the Company’s review of the quarter ended September 30, 2020, which consists only of the accounts of the pre-Business Combination special purpose acquisition company, TortoiseCorp.

Withum’s report of independent registered public accounting firm, dated March 20, 2020, on the Company’s balance sheets as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2019 and for the period from November 7, 2018 (inception) to December 31, 2018, and the related notes to the financial statements (collectively, the “financial statements”) did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles other than the Company’s ability to continue as a going concern due to Company’s obligation to either complete a business combination by the close of business on March 4, 2021, or cease all operations except for the purpose of winding down and liquidating.

During the period from November 7, 2018 (inception) to December 31, 2019 and the subsequent period through October 1, 2020, there were no: (i) disagreements with Withum on any matter of accounting principles or practices, financial statement disclosures or audited scope or procedures, which disagreements if not resolved to Withum’s satisfaction would have caused Withum to make reference to the subject matter of the disagreement in connection with its report or (ii) reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the period from November 7, 2018 (inception) to December 31, 2018, and the interim period through October 1, 2020, the Company did not consult Grant Thornton with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by Grant Thornton that Grant Thornton concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is described in Item 304(a)(1)(iv) of Regulation S-K under the Exchange Act and the related instructions to Item 304 of Regulation S-K under the Exchange Act, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act.

The Company has provided Withum with a copy of the disclosures made by the Company in connection with this change and requested that Withum furnish the Company with a letter addressed to the SEC stating whether it agrees with the statements made by the Company in response to Item 304(a) of Regulation S-K under the Exchange Act and, if not, stating the respects in which it does not agree.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our Principal Executive Officer and Principal Financial Officer) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2020, in light of the material weaknesses described below, certain of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure as of December 31, 2020. See the material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Based on our management’s evaluation (with the participation of our Principal Executive Officer and Principal Financial Officer), of the effectiveness of our internal controls over financial reporting as of December 31, 2020, which was based on the framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2020, in light of the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2020.

As a result of the assessment described above, we identified control deficiencies that constitute material weaknesses in the design and operation of our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses, which were discovered to be material during 2020, were present at December 31, 2020: (a) segregation of duties (resulting from the small number of individuals performing the accounting functions), including the lack of a formal journal entry review and approval process; and (b) the design and operation of our information technology general controls. During 2020, we also had a material weakness in our overall closing and financial reporting processes, including accounting for significant and unusual transactions. Of these, we consider the last material weakness mentioned to have been fully remediated with the hiring of additional internal legal and accounting personnel. Our remediation plans regarding the remaining two material weaknesses are addressed below.

Remediation

To remediate the remaining material weaknesses described above, we are implementing and/or plan to implement the following:

●

To alleviate the information technology controls issue, the Company plans to implement NetSuite, an Oracle cloud-based ERP and financial solution. This solution will allow personnel to implement workflow controls.

●	To alleviate the segregation of duties issue, the Company plans to leverage NetSuite configuration and workflow while expanding the accounting team and reviewing roles; and

●	To alleviate the lack of a formal journal entry review and approval process, the Company will be implementing workflow steps within NetSuite to ensue all journal entries are approved before posting to the general ledger.

When fully implemented and operational, we believe the measures described above will remediate the remaining material weaknesses we have identified and strengthen our internal control over financial reporting, however, the material weakness will not be considered remediated until management has concluded, through testing, that these controls are effective. Notwithstanding the identified material weaknesses, management believes that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

As discussed above, we are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The Company currently plans to hold its 2021 Annual Meeting of Stockholders on June 8, 2021. Pursuant to the terms of the Company’s Bylaws, for any stockholder to bring business (other than pursuant to and in compliance with Exchange Act Rule 14a-8) or make a nomination before the annual meeting, the stockholder must deliver notice to the Secretary of the Company not later than the close of business on the 90th day nor earlier than the close of business on the 120th day before the anniversary date of the immediately preceding annual meeting of stockholders; provided, however, that in the event that the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so received no earlier than the close of business on the 120th day before the meeting and not later than the later of (x) the close of business on the 90th day before the meeting or (y) the close of business on the 10th day following the day on which public announcement of the date of the annual meeting is first made by the Company. Because the Company did not hold an annual meeting last year, the Company has determined that the date by which stockholders must deliver such notice for the purposes of the 2021 Annual Meeting of Stockholders is March 10, 2021, which is 90 days prior to the anticipated date of the 2021 Annual Meeting of Stockholders. Pursuant to Rule 14a-8, for a stockholder to submit a proposal for inclusion in the Company’s proxy materials for the 2021 Annual Meeting of Stockholders, the stockholder must comply with the requirements set forth in Rule 14a-8 including with respect to the subject matter of such proposal and must deliver the proposal and all required documentation to the Company a reasonable time before the Company begins to print and sent its proxy materials for the meeting. For the purposes of the 2021 Annual Meeting of Stockholders, the Company has determined that March 6, 2021 is a reasonable time before the Company plans to begin printing and mailing its proxy materials. The public announcement of an adjournment or postponement of the 2021 Annual Meeting date will not commence a new time period (or extend any time period) for giving such notice under the Company’s Bylaws or submitting a proposal pursuant to Rule 14a-8.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be contained in, and is hereby incorporated by reference to, our definitive proxy statement for the 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”), which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2020. This includes information regarding our Code of Business Conduct and Ethics.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2021 Proxy Statement, which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2021 Proxy Statement, which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2021 Proxy Statement, which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2021 Proxy Statement, which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2020.

Part IV

ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules:

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II. All financial statement schedules are omitted because they are not applicable, or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(b) Exhibits

Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K. Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description
2.1+	Business Combination Agreement and Plan of Reorganization, dated as of June 18, 2020, by and among Tortoise Acquisition Corp., SHLL Merger Sub Inc. and Hyliion Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on June 19, 2020).
3.1	Second Amended and Restated Certificate of Incorporation of the Company, dated October 1, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on October 7, 2020).
3.2	Amended and Restated Bylaws of the Company, dated October 1, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on October 7, 2020).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on October 7, 2020).
4.2	Form of Warrant Certificate of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on October 7, 2020).
4.3	Warrant Agreement, dated February 27, 2019, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 5, 2019).
4.4	Amended and Restated Registration Rights Agreement, dated October 1, 2020, by and among the Company and certain stockholders of the Company (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on October 7, 2020).
4.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on October 7, 2020).
4.4*	Description of Securities.
4.5	Lock-Up Agreement, dated October 1, 2020, by and between the Company and Thomas Healy (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on October 7, 2020).
10.1	Lease Agreement, dated February 5, 2018, by and between IGX Brushy Creek, LLC and Hyliion Inc. (incorporated by reference to Exhibit 10.9 to the Current Report on form 8-K filed on October 7, 2020).
10.2	Letter Agreement, dated February 27, 2019, among Tortoise Acquisition Corp., its officers and directors, Tortoise Sponsor LLC, Tortoise Borrower LLC and Atlas Point Energy Infrastructure Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on March 5, 2019).
10.3	Investment Management Trust Agreement, dated February 27, 2019, between Tortoise Acquisition Corp. and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on March 5, 2019).
10.4	Registration Rights Agreement, dated February 27, 2019, among Tortoise Acquisition Corp., its officers and directors, Tortoise Sponsor LLC, Tortoise Borrower LLC and Atlas Point Energy Infrastructure Fund, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on March 5, 2019).
10.5	Administrative Services Agreement, dated February 27, 2019, between Tortoise Acquisition Corp. and Tortoise Sponsor LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on March 5, 2019).
10.6	Private Placement Warrants Purchase Agreement, dated February 27, 2019, between Tortoise Acquisition Corp. and Tortoise Borrower LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on March 5, 2019).
10.7	Forward Purchase Agreement, dated November 21, 2018, among Tortoise Acquisition Corp., Tortoise Sponsor LLC and Atlas Point Energy Infrastructure Fund, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-229537) filed with the SEC on February 6, 2019).
10.7(a)	First Amendment to Amended and Restated Forward Purchase Agreement, dated as of June 18, 2020, by and among Tortoise Acquisition Corp., Tortoise Sponsor LLC and Atlas Point Energy Infrastructure Fund, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on June 19, 2020).
10.8	Amended and Restated Forward Purchase Agreement, dated February 6, 2019, among Tortoise Acquisition Corp., Tortoise Sponsor LLC and Atlas Point Energy Infrastructure Fund, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-229537) filed with the SEC on February 6, 2019).
10.9	Stockholder Support Agreement, dated as of June 18, 2020, by and among Tortoise Acquisition Corp. and the stockholders of the Company named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on June 19, 2020).

10.10	Stockholders Rights Agreement, dated as of June 18 ,2020, by and among Tortoise Acquisition Corp., Vincent T. Cubbage, Stephen Pang and the stockholders of the Company named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on June 19, 2020).
10.11	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on June 19, 2020).
10.12	Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on October 7, 2020).
10.13†	Hyliion Inc. 2016 Equity Incentive Plan (incorporate by references to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-251328) filed with the SEC on December 14, 2020).
10.13(a)†	Hyliion Inc. 2016 Equity Incentive Plan, Form of Incentive Stock Option Agreement (incorporated by reference to Appendix D to the foregoing 2016 Equity Incentive Plan).
10.13(b)†	Hyliion Inc. 2016 Equity Incentive Plan, Form of Non-statutory Stock Option Agreement (incorporated by reference to Appendix E to the foregoing 2016 Equity Incentive Plan).
10.13(c)†	Hyliion Inc. 2016 Equity Incentive Plan, Form of Stock Restriction Agreement (incorporated by reference to Appendix F to the foregoing 2016 Equity Incentive Plan).
10.14†	Hyliion Holdings Corp. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on October 7, 2020).
10.14(a)†	Hyliion 2020 Equity Incentive Plan, Form of Stock Option Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-251328) filed with the SEC on December 14, 2020).
10.14(b)†	Hyliion 2020 Equity Incentive Plan, Form of RSU Award Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-251328) filed with the SEC on December 14, 2020).
10.15†	Employment Agreement, dated October 23, 2020, by and between the Company and Greg Van de Vere (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-249649) filed with the SEC on October 23, 2020).
10.16†	Employment Agreement, dated December 2, 2020, by and between Hyliion Holdings Corp. and Thomas Healy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on December 7, 2020).
10.17†	Employment Agreement, dated December 2, 2020, by and between Hyliion Holdings Corp. and Patrick Sexton (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on December 7, 2020).
10.18*†	Employment Agreement, dated January 8, 2021, by and between Hyliion Holdings Corp. and Sherri Baker.
14.1*	Code of Business Conduct and Ethics.
16.1	Letter from WithumSmith+Brown, PC to the SEC, dated October 1, 2020 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on October 7, 2020).
21.1*	List of Subsidiaries.
23.1*	Consent of Grant Thornton Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL)

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3).
+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYLIION HOLDINGS CORP.

Date: February 25, 2021	By:	/s/ Thomas Healy
Thomas Healy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Healy	President and Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021
Thomas Healy

/s/ Sherri Baker	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2021
Sherri Baker

/s/ Andrew H. Card, Jr.	Director	February 25, 2021
Andrew H. Card, Jr.

/s/ Vincent T. Cubbage	Director	February 25, 2021
Vincent T. Cubbage

/s/ Howard Jenkins	Director	February 25, 2021
Howard Jenkins

/s/ Edward Olkkola	Chairman	February 25, 2021
Edward Olkkola

/s/ Stephen Pang	Director	February 25, 2021
Stephen Pang

/s/ Robert M. Knight, Jr.	Director	February 25, 2021
Robert M. Knight, Jr.