Form 10-K/A
period 2020-12-31
Hyliion Holdings Corp.
filed 2021-05-17
CIK 1759631

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

i

EXPLANATORY NOTE

Hyliion Holdings Corp. (the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the United States Securities and Exchange Commission (the “SEC”) on February 26, 2021 (“Original Report”), to restate our financial statements and related footnote disclosures as of and for the year ended December 31, 2020. This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

On April 12, 2021, the Staff of the SEC released a statement (the “SEC Statement”) informing market participants that warrants issued by special purpose acquisition companies (“SPACs”) may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings. The Company had previously classified its private placement warrants and public warrants (collectively, the “warrants”), which were issued in February 2019, as equity. For a description of the terms of the warrants, please refer to Tortoise Acquisition Corp’s prospectus filed with the SEC on February 27, 2019 (“Prospectus”), which relates to the resale from time to time of, among other things, the warrants and the shares of common stock issuable upon exercise of the warrants.

The SEC Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The SEC Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.” Following consideration of the guidance in the SEC Statement, while the terms of the warrants as described in the Prospectus have not changed, the Company concluded the warrants do not meet the conditions to be classified in equity and instead, the warrants require liability classification under Accounting Standards Codification 815. Based on Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”), warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock or do not meet the equity classification guidance shall be initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations.

As disclosed in the current report on form 8-K dated May 10, 2021, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), after considering the recommendations of management, concluded that the Company’s previously issued audited financial statements as of December 31, 2020 and for the year ended December 31, 2020 (such years and periods, the “Affected Periods”) should no longer be relied upon due to required corrections related to the accounting for warrants.

As a result, we have restated the financial statements identified above to reflect the warrants as a liability, with subsequent changes in their estimated fair value recorded as non-cash income or expense in each Affected Period (the “restatement”). The restatement results in non-cash, non-operating financial statement corrections and has no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

Internal Control Considerations

In light of the restatement discussed above, the Company has reassessed the effectiveness of its disclosure controls and procedures and internal controls over financial reporting as of December 31, 2020, and has concluded that its remediation plan of its previously disclosed material weaknesses will be expanded to address this matter, so as to improve the process and controls in the determination of the appropriate accounting and classification of our complex financial instruments.

Items Amended in this Form 10-K/A

This Form 10-K/A amends the Original Report as necessary to reflect the restatement. As a result, it includes both items that have been changed as a result of the restatement and items that are unchanged from the Original Report. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A (“Form 10-K/A”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K/A are forward-looking statements, including, but not limited to, statements regarding our strategy, prospects, plans, objectives, future operations, future revenue and earnings, projected margins and expenses, markets for our services, potential acquisitions or strategic alliances, financial position, and liquidity and anticipated cash needs and availability. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” variations of such words and similar expressions or the negatives thereof are intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements represent our management’s expectations as of the date of this filing and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of risks and uncertainties including, but not limited to, those described in the section entitled “Risk Factors” included in this Annual Report on Form 10-K/A and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”) that disclose risks and uncertainties that may affect our business. Readers are urged to carefully review and consider the various disclosures made in this Annual Report on Form 10-K/A and in other documents we file from time to time with the Commission. Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K/A. Except as required by law, we do not undertake, and expressly disclaim any duty, to publicly update or revise these statements, whether as a result of new information, new developments, or otherwise and even if experience or future changes make it clear that any projected results expressed in this Annual Report on Form 10-K/A or future quarterly reports, press releases or company statements will not be realized. Unless specifically indicated otherwise, the forward-looking statements in this Form 10-K/A do not reflect the potential impact of any divestitures, mergers, acquisitions or other business combinations that have not been completed as of the date of this filing. In addition, the inclusion of any statement in this Annual Report on Form 10-K/A does not constitute an admission by us that the events or circumstances described in such statement are material. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled “Risk Factors.” These and other factors could cause our results to differ materially from those expressed in this Annual Report on Form 10-K/A.

Note Regarding Third-Party Information

Unless otherwise indicated, information contained in this Annual Report on Form 10-K/A concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity, and market size, is based on information from various sources, on assumptions that we have made that are based on those data and other similar sources, and on our knowledge of the markets for our services. This information includes a number of assumptions and limitations, and you are cautioned not to give undue weight to such information. In addition, projections, assumptions, and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K/A and in other documents we file from time to time with the Commission that disclose risks and uncertainties that may affect our business. These and other factors could cause results to differ materially and adversely from those expressed in the estimates made by third parties and by us.

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

●

We have also identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences such as a failure to meeting reporting obligations.

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

v

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

Given that we are an early stage company with a history of operating losses, we believe that we will incur operating and net losses each quarter until at least the time we begin commercial deliveries of both of our Hybrid systema and our Hypertuck ERX system, which are not expected to begin until 2021 and 2022, respectively, and my occur later or not at all. Even if we are able to successfully develop and sell our electrified powertrain solutions, there can be no assurance that they will be commercially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of our electrified powertrain solutions, which may not occur.

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

We have identified material weaknesses in internal control over financial reporting, which relate to: (a) segregation of duties (resulting from the small number of individuals performing the accounting functions), including the lack of a formal journal entry review and approval process; (b) the design and operation of our information technology general controls; (c) the overall closing and financial reporting processes, including accounting for significant and unusual transactions; and (d) controls in the determination of the appropriate accounting and classification for complex financial instruments.

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

Our management has concluded that these material weaknesses in our internal control over financial reporting are due to the fact that, prior to the Closing, Legacy Hyliion was a private company with limited resources and did not have: (1) the necessary business processes and related internal controls formally designed and implemented, (2) the appropriate resources, level of experience and technical expertise to oversee its business processes and controls surrounding information technology general controls, or (3) the closing and financial reporting processes to address the accounting and financial reporting requirements related to significant and unusual transactions.

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

If not remediated, these material weaknesses could result in further material misstatements to our annual or interim financial statements that would not be prevented or detected on a timely basis, restatements, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could be adversely affected and we could become subject to litigation or investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Other Income (Expense), Net

Other income and expenses consist primarily of interest expense incurred on our debt obligations, interest income earned on our investments, remeasurement gain or loss associated with the change in the fair value on our convertible notes payable derivative liabilities, a loss on the extinguishment of our convertible notes payable, and the change in the fair value of the warrant liability.

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019 – As Restated

The following table summarizes our results of operations on a consolidated basis for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020 restated	2019	$ Change	% Change
	(in thousands, except earing per share)
Operating expenses:
Research and development	$(12,598)	$(9,269)	$(3,329)	35.9%
Selling, general, and administrative	(9,585)	(2,730)	(6,855)	251.1%
Loss from operations	(22,183)	(11,999)	(10,184)	84.9%
Other income (expense):
Interest expense	(5,465)	(3,260)	(2,205)	67.6%
Interest income	6	-	6	100.0%
Change in fair value of convertible notes payable derivative liabilities	(1,358)	1,119	(2,477)	(221.4)%
Change in fair value of warrant liability	363,299	-	363,299	100%
Other income (expense)	(12)	27	(39)	(144.4)%
Loss on extinguishment of debt	(10,170)	-	(10,170)	(100.0)%
Total other income (expense)	346,300	(2,114)	348,414	(16,481.3)%

Net income (loss) attributable to common stockholders, basic and diluted	$324,117	$(14,113)	$338,230	(2,396.6)%

Net income (loss) per share, basic	$3.11	$(0.16)	$3.27	2,043.8%
Net income (loss) per share, diluted	$2.93	$(0.16)	$3.09	(1,931.3)%

Weighted-average shares outstanding, basic	104,324,059	86,643,714	17,680,484	20.4%
Weighted-average shares outstanding, diluted	110,696,489	86,643,714	24,052,775	27.8%

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

Selling, General and Administrative

Selling, general, and administrative expenses increased by $6.9 million from $2.7 million for the year ended December 31, 2019 to $9.6 million for the year ended December 31, 2020, primarily due to additional costs incurred to operate as a public company which, include increased expenditures for personnel and benefits by $2.4 million, increased expenditures for directors and officers insurance by $1.2 million, increased expenditures for legal and professional fees by $2.8 million, increase in facilities leases by $0.2 million, and increased expenditures for other expenses by $0.2 million.

Other Income (Expense)

Total other income increased by $348.4 million from $2.1 million of other expense for the year ended December 31, 2019 to $346.3 million of other income for the year ended December 31, 2020. The increase was primarily due to the following:

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

●

A gain from the change in fair value of warrant liabilities of $363.3 million for the year ended December 31, 2020. The change in fair value is directly related to the fair value of the warrant liability as of each period end as calculated using Level I and Level II inputs.

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

As of the date of this Amended Annual Report on Form 10-K/A, we have yet to generate revenue from our core business operations. As of December 31, 2020, our current assets were $612.4 million, consisting primarily of cash and cash equivalents of $389.7 million, short-term investments of $201.9 million, and prepaid expenses of $20.7 million. Our current liabilities were $8.9 million primarily comprised of accounts payable, accrued expenses, operating lease liabilities, and our Payroll Protection Program (“PPP”) loan.

We believe the credit quality and liquidity of our investment portfolio as of December 31, 2020 is strong and will provide sufficient liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity whereby no investment security may have a final maturity of more than 36 months from the date of acquisition or a weighted average maturity exceeding 18 months. Eligible investments under the Company’s investment policy bearing a minimum credit rating of A1, A-1, F1 or higher for short-term investments and A2, A, or higher for longer-term investments include money market funds, commercial paper, certificates of deposit, and municipal securities. Additionally, all of our debt securities are classified as held-to-maturity as we have the intent and ability to hold these investment securities to maturity, which minimizes the realized losses that we would recognize. However, even with this approach we may incur investment losses as a result of unusual or unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Based on our past performance, we believe our current assets will be sufficient to continue and execute on our business strategy and meet our capital requirements for the next twelve months. Our primary short-term cash needs are paying operating expenses and servicing outstanding indebtedness. In future periods, we expect to incur net losses in the short term, as we continue to execute on our strategic initiatives by (i) completing the development and commercialization of the hybrid and electrified drive systems for long haul “Class 8” semi-tractors, (ii) scale the Company’s operations to meet anticipated demand, and (iii) hiring of personnel. However, actual results could vary materially and negatively as a result of a number of factors including, but not limited to, those discussed in the section “Risk Factors.”

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

Net cash used in operating activities

For the year ended December 31, 2020, cash flows used in operating activities was $23.0 million. The cash used primarily related to a net income of $324.1 million, adjusted for changes in working capital accounts and certain non-cash expense of $18.9 million (including $10.2 million related to the loss on extinguishment of convertible notes payable, $4.2 million related to amortization of debt discount, $1.4 million related to a loss from the change in fair value of the convertible notes payable derivative liabilities, $1.1 million related to paid-in-kind interest on convertible notes payable, $0.9 million related to non-cash lease expense, $0.9 million related to depreciation and amortization, $363.3 million related to changes in fair value of warrant liabilities, and $0.3 million related to share-based compensation).

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

While our significant accounting policies are described in the notes to our financial statements (see Note 3 in the accompanying audited consolidated financial statements), we believe that the following accounting policies require a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

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

Emerging Growth Company Status

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time we are no longer considered to be an emerging growth company. At times, we may elect to early adopt a new or revised standard. See Note 3 of the accompanying audited financial statements for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the years ending December 31, 2020, and 2019.

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

See Recent Accounting Pronouncements issued, not yet adopted under Note 3 – Summary of Significant Accounting Policies in the notes to the 2020 consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.

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

Restatement of the financial statements

As discussed in Note 2, the 2020 consolidated financial statements have been restated to correct a misstatement.

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

/s/ GRANT THORNTON LLP

Dallas, Texas

February 25, 2021 (except for the restatement described in Note 2 and the effects thereof, as to which the date is May 17, 2021)

Hyliion Holdings Corp.

Consolidated Balance Sheets – As Restated

(Dollar amounts in thousands, except share and per share data)

	December 31,
	2020 as restated	2019
Assets

Current assets:
Cash and cash equivalents	$389,705	$6,285
Accounts receivable	92	145
Prepaid expenses and other current assets	20,690	414
Short-term investments	201,881	-
Total current assets	612,368	6,844
Property and equipment, net	1,171	1,635
Operating lease right-of-use assets	5,055	4,976
Intangible assets, net	332	429
Other assets	193	212
Long-term investments	35,970	-
Total assets	$655,089	$14,096
Liabilities and stockholders’ equity (deficit)

Current liabilities:
Accounts payable	$1,890	$1,156
Convertible notes payable derivative liabilities	-	3,029
Current portion of operating lease liabilities	734	953
Current portion of debt	49	6,720
Accrued expenses and other current liabilities	6,264	500
Total current liabilities	8,937	12,358
Operating lease liabilities, net of current portion	5,076	4,803
Convertible notes payable derivative liabilities, net of current portion	-	5,322
Debt, net of current portion	908	9,682
Total liabilities	14,921	32,165

Commitments and contingencies (Note 15)

Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 250,000,000 shares authorized; 169,316,421 and 86,762,463 shares issued and outstanding at December 31, 2020 and 2019, respectively	19	9
Additional paid-in capital	364,998	30,888
Accumulated earnings (deficit)	275,151	(48,966)
Total stockholders’ equity (deficit)	640,168	(18,069)
Total liabilities and stockholders’ equity (deficit)	$655,089	$14,096

The accompanying notes are an integral part of these consolidated financial statements.

Hyliion Holdings Corp.

Consolidated Statements of Operations – As Restated

(Dollar amounts in thousands, except share and per share data)

	Years Ended December 31,
	2020 as restated	2019

Operating expenses:
Research and development	$(12,598)	$(9,269)
Selling, general and administrative expenses	(9,585)	(2,730)

Loss from operations	(22,183)	(11,999)
Other income (expense):
Interest expense	(5,459)	(3,260)
Change in fair value of convertible notes payable derivative liabilities	(1,358)	1,119
Change in fair value of warrant liabilities	363,299	-
Other income (expense)	(12)	27
Loss on extinguishment of debt	(10,170)	-

Total other income (expense)	346,300	(2,114)

Net income (loss)	$324,117	$(14,113)

Net income (loss) per share, basic	$3.11	$(0.16)
Net income (loss) per share, diluted	$2.93	$(0.16)

Weighted-average shares outstanding, basic	104,324,059	86,643,714
Weighted-average shares outstanding, diluted	110,696,489	86,643,714

The accompanying notes are an integral part of these consolidated financial statements.

Hyliion Holdings Corp.

Consolidated Statements of Stockholders’ Equity (Deficit) – As Restated

(Dollar amounts in thousands, except share data)

	Series A-1 Redeemable, Convertible Preferred Stock		Series A-2 Redeemable, Convertible Preferred Stock		Series A-3 Redeemable, Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	(Deficit)	Equity

Balance at December 31, 2018	23,460,903	$20,750	8,793,755	$3,893	2,545,155	$2,026	24,453,750	$24	$4,072	$(34,853)	$(30,757)
Retroactive application of recapitalization (See Note 4)	(23,460,903)	(20,750)	(8,793,755)	(3,893)	(2,545,155)	(2,026)	61,890,680	(15)	26,684	-	26,669
Adjusted balance, beginning of period	-	-	-	-	-	-	86,344,430	9	30,756	(34,853)	(4,088)
Exercise of common stock options	-	-	-	-	-	-	418,033	-	7	-	7
Share-based compensation	-	-	-	-	-	-	-	-	125	-	125
Net income (loss)	-	-	-	-	-	-	-	-	-	(14,113)	(14,113)

Balance at December 31, 2019	-	-	-	-	-	-	86,762,463	9	30,888	(48,966)	(18,069)
Exercise of common stock options	-	-	-	-	-	-	1,112,160	-	121	-	121
Conversion of convertible notes payable to common stock	-	-	-	-	-	-	4,404,367	-	44,039	-	44,039
Business Combination and PIPE financing	-	-	-	-	-	-	61,622,839	6	153,147	-	153,153
Common stock issued for warrants exercised, net of issuance cost	-	-	-	-	-	-	15,414,592	4	136,512	-	136,516
Redemption of unexercised warrants	-	-	-	-	-	-	-	-	(3)	-	(3)
Share-based compensation	-	-	-	-	-	-	-	-	294	-	294
Net income (loss)	-	-	-	-	-	-	-	-	-	324,117	324,117
Balance at December 31, 2020	-	-	-	-	-	-	169,316,421	$19	$364,998	$275,151	$640,168

The accompanying notes are an integral part of these consolidated financial statements.

Hyliion Holdings Corp.

Consolidated Statements of Cash Flows – As Restated

(Dollar amounts in thousands, except share data)

	Years Ended December 31,
	2020 restated	2019
Operating activities:
Net income (loss)	$324,117	$(14,113)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	850	1,028
Loss on extinguishment of debt	10,170	-
Noncash lease expense	928	1,312
Paid-in-kind interest on convertible notes payable	1,085	723
Amortization of debt discount	4,237	2,485
Share-based compensation	294	125
Change in fair value of convertible notes payable derivative liabilities	1,358	(1,118)
Change in fair value of contingent consideration liability	-	(27)
Change in fair value of warrant liability	(363,299)	-
Change in operating assets and liabilities, net of effects of business acquisition:
Accounts receivable	53	(28)
Prepaid expenses and other current assets	(8,301)	(62)
Other assets	19	106
Accounts payable	734	(684)
Accrued expenses and other current liabilities	5,764	(21)
Operating lease liabilities	(953)	(798)

Net cash used in operating activities	(22,944)	(11,072)

Investing activities:

Purchase of property and equipment	(311)	(349)
Purchase of investments	(237,851)	-
Proceeds from sale of property and equipment	22	-

Net cash used in investing activities	(238,140)	(349)

Financing activities:
Business Combination and PIPE financing, net of issuance costs paid	516,454	-
Proceeds from the exercise of stock warrants	124,536	-
Proceeds from convertible notes payable issuance and derivative liabilities	3,200	16,803
Proceeds from Paycheck Protection Program loan	908	-
Payments for deferred financing costs	(468)	-
Repayments on finance lease obligations	(247)	(201)
Proceeds from exercise of common stock options	121	7

Net cash provided by financing activities	644,504	16,609

Net increase in cash and cash equivalents:	383,420	5,188
Cash and cash equivalents, beginning of period	6,285	1,097

Cash and cash equivalents, end of period	$389,705	$6,285

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

Hyliion Holdings Corp.’s Hybrid systems utilize intelligent electric drive axles with advanced algorithms and battery technology to optimize fuel savings and vehicle performance with reduced emissions, enabling fleets to access an easy, efficient way to decrease fuel expenses, lower emissions and/or improve vehicle performance.

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

Basis of Presentation and Principles of Consolidation: On October 1, 2020 (the “Closing Date”), Tortoise Acquisition Corp (“TortoiseCorp”) entered into a business combination agreement (the “Business Combination”) with each of the shareholders of Hyliion Inc. (“Legacy Hyliion”). Pursuant to the Business Combination, TortoiseCorp acquired all of the issued and outstanding shares of common stock from the Legacy Hyliion shareholders. In connection with the closing of the transaction, Tortoise Corp. changed its name to Hyliion Holdings Corp. For more information on this transaction see Note 4.

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

Note 2. Restatement of Previously Issued Financial Statements

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability. As a result of the SEC Statement, the Company reevaluated the accounting treatment of the Warrants issued in connection with the IPO of TortoiseCorp and recorded in equity on the Company’s consolidated balance sheet as a result of the merger and reverse recapitalization occurring on October 1, 2020. The Company concluded that the Warrants should have been recorded at fair value as a liability in the Company’s consolidated balance sheet.

All public and private warrants were exercised by December 31, 2020, so the warrant liability on the Company’s consolidated balance sheet recorded on the date of the acquisition has been extinguished, and the change in the fair value of the liability as of the exercise date was recognized as a gain in the Company’s consolidated statement of operations.

While all warrants were exercised as of December 31, 2020, 371,535 warrants which were exercised on December 30, 2020 were broker protected, resulting in cash collection and share issuance being delayed until January 4, 2021. Accounts receivable for the net amount due from investors of $4.3 million and an associated liability for these common shares to be issued has been recognized at the balance sheet date and included below.

The restatement adjustments reflect the entries to record the initial warrant liability from the Warrants, to revalue the warrant liability to the then fair value as of the exercise date, the subsequent extinguishment of the liability, and the accounts receivable and associated liability arising from the broker protected warrants exercised but not settled. The following presents a reconciliation of the consolidated balance sheet as previously reported to the restated amounts as of December 31, 2020 (in thousands):

	For the Year Ended
	December 31, 2020
	As Reported	Restatement Impact	As Restated
Consolidated Statement of Operations:
Change in fair value of warrant liabilities	$—	$363,299	$363,299
Net income (loss)	$(39,182)	$363,299	$324,117
Earnings (loss) per share:
Basic	$(0.38)	$3.49	$3.11
Diluted	$(0.38)	$3.31	$2.93

	As of
	December 31, 2020
	As Reported	Restatement Impact	As Restated
Consolidated Balance Sheets:
Prepaid expenses and other current assets	$16,408	$4,282	$20,690
Total current assets	$608,086	$4,282	$612,368
Total assets	$650,807	$4,282	$655,089
Warrant liabilities	$—	$—	$—
Accrued expenses and other current liabilities	$1,982	$4,282	$6,264
Total current liabilities	$4,655	$4,282	$8,937
Total liabilities	$10,639	$4,282	$14,921
Common Stock	$17	$2	$19
Additional paid-in-capital	$728,299	$(363,301)	$364,998
Accumulated earnings	$(88,148)	$363,299	$275,151
Total equity (deficit)	$640,168	$—	$640,168

	As of
	December 31, 2020
	As Reported	Restatement Impact	As Restated
Consolidated Statement of Stockholders’ Equity (Deficit):
Common Stock Par Value	$17	$2	$19
Additional paid-in-capital	$728,299	$(363,301)	$364,998
Accumulated earnings	$(88,148)	$363,299	$275,151

	For the Year Ended
	December 31, 2020
	As Reported	Restatement Impact	As Restated
Consolidated Statement of Cash Flow:
Net income (loss)	$(39,182)	$363,299	$324,117
Change in fair value of warrant liability	$—	$(363,299)	$(363,299)

Note 3. Summary of significant accounting policies

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

Level I: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the Company can access at the measurement date.

Level II: Significant other observable inputs other than level I prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data.

Level III: Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, investments, accounts payable, accrued expenses, contingent consideration liability, convertible notes payable derivative liability, warrant liabilities, and convertible notes payable. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value because of the short-term nature of those instruments. We estimate the fair value of our convertible notes payable using Level II and Level III inputs by discounting the future cash flows using current interest rates at which we could obtain similar borrowings in consideration of the estimated enterprise value of the Company. The fair value of corporate bonds, treasury securities and commercial paper are based on quoted prices for identical or similar instruments in markets that are not active. As a result, corporate bonds, treasury securities and commercial paper are classified within Level II of the fair value hierarchy. The fair value of the   Company’s public warrant liabilities are based on Level I inputs, while the fair value of the private warrants is determined using the trading price of the public warrants, a Level II input.

The Company’s assets and liabilities that are measured at fair value on a recurring basis include the Company’s contingent consideration liability, warrant liabilities, and convertible notes payable derivative liabilities (See Note 5).

Prepaid expenses and other current assets: Prepaid expenses and other current assets include prepaid insurance, prepaid rent, supplies, and amounts owed to the Company from the Company’s transfer agent (see Note 8) which are expected to be recognized, received or realized within the next 12 months.

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

The assumptions used in the Black-Scholes model are management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment (see Note 9). As a result, if other assumptions had been used, the recorded share-based compensation expense could have been materially different from that depicted in the financial statements.

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

Net income (loss) per share: Basic earnings (loss) per share (“EPS”) are computed by dividing net income (loss) (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted EPS attributable to common shareholders is computed by adjusting net income (loss) by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include shares issuable upon exercise of stock options and vesting of restricted stock awards (see Note 9). The number of potential common shares outstanding are calculated using the treasury stock or if-converted method.

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

Note 4. Reverse Recapitalization

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

Immediately prior to the closing of the Business Combination, each

●

issued and outstanding share of Legacy Hyliion’s redeemable, convertible preferred stock, was converted into shares Legacy Hyliion common stock based on a one-to-one ratio (see Note 8). The Business Combination is accounted for with a retrospective application of the Business Combination that results in 34,799,813 shares of redeemable, convertible preferred stock converting into the same number of shares of Legacy Hyliion common stock.

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

Additionally, Legacy Hyliion issued 1,000,000 shares of Legacy Hyliion common stock with an estimated grant date fair value of $10.00 per share to one of the convertible noteholders in connection with the commercial matters agreement (“Commercial Matters Agreement”) that was entered into in June 2020, that was not subject to the Exchange Ratio (see Note 15).

Outstanding stock options, whether vested or unvested, to purchase shares of Legacy Hyliion common stock granted under the 2016 Plan (“Legacy Options”) (see Note 9) converted into stock options for shares of the Company’s common stock upon the same terms and conditions that were in effect with respect to such stock options immediately prior to the Business Combination, after giving effect to the Exchange Ratio.

Outstanding warrants to purchase shares of TortoiseCorp Class A common stock will remain outstanding at the Closing Date. The warrants will become exercisable 30 days after the completion of the Business Combination and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. On November 30, 2020, the Company issued a notice of redemption to the warrant holders and on December 31, 2020, it redeemed all outstanding public warrants. See Note 8 “Capital Structure” for more information.

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

Note 5. Debt

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

In addition to the above embedded features, the Company agreed that the holder of the 2018 Note would be the Company’s preferred supplier for certain components or products that the holder sells. See Note 15 for further details on this related party agreement.

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

At issuance, the Company estimated the fair value of the automatic and optional conversion features to be approximately $1.8 million. The Company’s fair value measurements are more fully described in (Note 7).

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

At issuance, the Company estimated the fair value of the automatic and optional conversion features to be approximately $6.0 million. The Company’s fair value measurements are more fully described in (Note 7).

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

At issuance and at December 31, 2019, the Company estimated the fair value of the automatic and optional conversion features to be approximately $1.4 million. The Company’s fair value measurements are more fully described in (Note 7).

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

At issuance, the Company estimated the fair value of the automatic and optional conversion features to be approximately $2.7 million. The Company’s fair value measurements are more fully described in (Note 7).

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

In connection with the reverse recapitalization discussed in Note 4, immediately prior to the closing of the Business Combination, the convertible notes, plus accrued paid-in-kind interest, totaling $26.8 million were converted into an aggregate of 2,336,235 shares of Legacy Hyliion common stock, which were then exchanged for an aggregate of 3,404,367 shares of the Company’s common stock on the Closing Date (see Note 4). In addition, the Company issued 1,000,000 shares of Legacy Hyliion common stock to a noteholder of the 2018 Note, Initial 2019 Notes, and January 2020 Note, with a grant date fair value of $10.00 per share in accordance with the Commercial Matters Agreement (see Note 15).

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

Finance Lease Obligations: The Company’s debt arising from finance lease obligations primarily relates to vehicles and equipment. See Note 10 for future maturities of finance lease obligations.

Note 6. Investments

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

Note 7. Fair Value Measurements – As Restated

The convertible notes payable derivative liabilities are considered a Level III measurement due to the utilization of significant unobservable inputs in the valuation. The Company utilized a scenario-based with and without valuation model to estimate the fair value of the embedded derivative features requiring bifurcation associated with the convertible notes payable at issuance, as of the December 31, 2019 reporting date, and upon the settlement of the convertible notes payable derivative liabilities in connection with the extinguishment accounting applied to the convertible notes payable (see Note 5). This valuation model is designed to utilize the Company’s best estimates of the timing and likelihood of the settlement events that are related to the embedded derivative features in order to estimate the fair value of the respective convertible notes with these embedded derivative features.

The fair value of the convertible notes with the derivative features is compared to the fair value of a plain vanilla note (excluding the derivative features), which is calculated based on the present value of the future cash flows. The difference between the two values represents the fair value of the bifurcated derivative features as of each respective valuation date.

The key inputs to the valuation models that were utilized to estimate the fair value of the convertible debt derivative liabilities include:

Input	October 1, 2020	Issuance of January 2020 Note (January 2020)	Issuance of December 2019 Note and December 31, 2019	Issuances of Initial 2019 Notes (July 2019)	Issuances of Initial 2019 Notes (June 2019)	Issuances of Initial 2019 Notes (February 2019)

Probability-weighted conversion discount	2.5 - 50.0%	50.0%	23.9 - 50.0%	24.1%	24.4%	24.4%
Remaining term (years)	0.0 - 4.3	5.0	0.7 - 4.5	5.0	2.0	2.0
Equity volatility	NA	NA	63.0 - 71.0%	74.0%	78.0%	75.0%
Risk rate[1]	19.6 - 57.7%	50.0%	27.2 - 50.0%	29.0%	26.6%	34.2%
Probability of next financing event[1]	100.0%	70.0%	70.0%	50.0%	50.0%	50.0%
Timing of next financing event[1]	10/1/2020	9/30/2020	9/30/2020	3/31/2020	3/31/2020	9/30/2019
Probability of default event[1]	0.0%	30.0%	25.0 - 30.0%	50.0%	50.0%	50.0%
Timing of default event[1]	NA	9/30/2020	9/30/2020	3/31/2020	3/31/2020	9/30/2019
Probability of sale event[1]	0.0%	0.0%	0.0 - 5.0%	0.0%	0.0%	0.0%
Timing of sale event[1]	NA	NA	9/30/2020	NA	NA	NA
Negotiation discount1 2	0.0 - 0.1%	24.2%	21.7%	0.0%	0.0%	0.0%

[1]	Represents a Level III unobservable input

[2]	Based on the terms and provisions of the December 2019 and January 2020 Notes, the valuation model incorporated this additional assumption

The key inputs to the valuation models are defined as follows:

●	The probability-weighted conversion discount is based on the contractual terms of the convertible note agreement and the expectation of the pre-money valuation of the Company as of the estimated date that the next equity financing event occurs.

●	The remaining term was determined based on the remaining time period to maturity of the related convertible note with embedded features subject to valuation (as of the respective valuation date).

●	The Company’s equity volatility estimate was based on the re-levered historical equity volatility of a selection of the Company’s comparable guideline public companies, based on the remaining term of the respective convertible notes.

●	The risk rate was the discount rate utilized in the valuation and was determined based on reference to market yields for debt instruments with similar credit ratings and terms.

●	The probabilities and timing of the next financing event and default event are based on management’s best estimate of the future settlement of the respective convertible notes.

●	The negotiation discount utilized was calculated in order to further discount the specified instruments in order to agree to the principal value of the convertible notes at issuance. The utilization of the negotiation discount reflects the fact that there was a significant need for new investment and limited availability of market participants who have interest in making investments in such companies. The presence of the additional discount reflects the higher rate of return that these investors would seek in making such investments.

The convertible notes payable derivative liabilities were settled upon the conversion of the related convertible notes during the year ended December 31, 2020 (see Note 5). The following table shows the fair value measurements of the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and 2019:

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

The following is a rollforward of the Company’s Level III instruments (in thousands):

Balance, December 31, 2018	$2,068
Issuance of convertible notes payable derivative liabilities	7,428
Fair value adjustments	(1,145)

Balance, December 31, 2019	8,351
Issuance of convertible note payable derivative liability	2,656
Fair value adjustments	1,358
Settlement of convertible notes payable derivative liabilities	(12,365)

Balance, December 31, 2020	$-

Note 8. Capital Structure

As discussed in Note 1 and Note 4, on October 1, 2020, the Company consummated the Business Combination, which has been accounted for as a reverse recapitalization. Pursuant to the Certificate of Incorporation as amended on October 1, 2020 and as a result of the reverse recapitalization, the Company has retrospectively adjusted the Legacy Hyliion preferred shares and Legacy Hyliion common shares issued and outstanding prior to October 1, 2020 to give effect to the Exchange Ratio used to determine the number of shares of common stock of the combined entity into which they were converted.

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

Forward Purchase Warrants: Simultaneous with the consummation of the Business Combination in October 2020, 875,000 Forward Purchase Warrants to purchase shares of common stock were issued in connection with the forward purchase agreement (See Note 4). The Forward Purchase Warrants have terms and provisions identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period, except that the Forward Purchase Warrants are subject to transfer restrictions and certain registration rights.

Because the Company’s Warrants contain provisions whereby the settlement amount varies depending upon the characteristics of the warrant holder, all warrants were determined to have liability classification at issuance, and as such, were recorded at fair value as a warrant liability in the Company’s consolidated balance sheet at the date of the merger.

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

Note 9. Share-based Compensation

2016 Equity Incentive Plan

For periods prior to the reverse recapitalization (See Note 4), the Hyliion Inc. 2016 Equity Incentive Plan (the “2016 Plan”), as amended in August 2017 and approved by the board of directors (the “Board”), permitted the granting of various awards including stock options (including both nonqualified options and incentive options), stock appreciation rights (“SARs”), stock awards, phantom stock units, performance awards, and other share-based awards to employees, outside directors and consultants and advisors of the Company. Only stock options have been awarded to employees, consultants and advisors under the 2016 Plan.

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

Note 10. Leases

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

Note 11. Property and Equipment, net

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

Note 12. Intangible assets, net

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

$332

Note 13. Accrued Expenses and Other Current Liabilities – As Restated

Accrued expenses and other current liabilities consisted of the following at December 31, 2020 and 2019:

	December 31,
	2020 as restated	2019
	(in thousands)
Accrued professional services	$1,032	$120
Accrued compensation and related benefits	615	-
Refundable grant	175	175
Accrued liability for warrants exercised but not settled	4,282	-
Other accrued liabilities	160	205

	$6,264	$500

The accrued liability totaling $4.3 million for warrants exercised but not settled represents all warrants that were exercised as of December 31, 2020 under broker protects resulting in cash collection and share issuance being delayed until January 4, 2021.

Note 14. Income Taxes – As Restated

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

The reconciliation of taxes at the federal statutory rate to the Company’s provision for income taxes for the years ended December 31, 2020, and 2019 was as follows:

	Years Ended December 31,
	2020 as restated	2019
	(in thousands)
Provision at statutory rate of 21%	$68,069	$(2,964)
Non-deductible convertible debt interest expense	227	152
Non-deductible gain related to warrant conversions	(76,293)
State tax expense	(158)
Stock options	54	15
Transaction costs	(2,947)	-
Shares issued in connection with Commercial Matters Agreement (see Notes 4, 5, and 15)	2,100	-
Other	(102)	9
R&D tax credit	(193)	-
Change in valuation allowance	9,243	2,788

	$-	$-

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

Note 15. Commitments and Contingencies

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

As a result, immediately prior to the consummation of the Business Combination discussed in Note 4, the Company issued 1,000,000 shares of Legacy Hyliion common stock with a fair value of $10.00 per share in exchange for future services to the Company.

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

Note 16. Net Income (Loss) Per Share – As Restated

As a result of the reverse recapitalization (see Note 4), the Company has retroactively adjusted the weighted average shares outstanding prior to October 1, 2020 to give effect to the Exchange Ratio used to determine the number of shares of common stock into which they were converted.

The following table sets forth the computation of basic and diluted net income (loss) per share of common stock for the years ended December 31, 2020, and 2019:

	Years Ended December 31,
	2020 as restated	2019
	(in thousands, except share and per share data)
Numerator:

Net income (loss) attributable to common stockholders	$324,117	$(14,113)

Denominator:

Weighted average shares outstanding, basic	104,324,059	86,643,714
Weighted average shares outstanding, diluted	110,696,489	86,643,714

Net income (loss) per share, basic	$3.11	$(0.16)
Net income (loss) per share, diluted	$2.93	$(0.16)

The Company included the following weighted average potential common shares in the computation of diluted net income per share for the years ended December 31, 2020, but not for the years ended December 31, 2019 because including them would have had an anti-dilutive effect:

	Years Ended December 31,
	2020 as restated	2019

Stock options, including incentive stock options and non-qualified	6,326,479	3,772,368
Common shares issuable from the exercise of warrants	45,955	-

Total	6,372,434	3,772,368

Note 17. Supplemental Cash Flow Information

The following table provides supplemental cash flow information for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
	(in thousands)
Cash paid for interest	$(144)	$(53)

Cash paid for taxes	$-	$-

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$(1,446)	$(1,255)

Operating cash flows from finance leases	$(29)	$(50)

Right-of-use assets obtained in exchange for lease obligations	$1,007	$21

The following table provides supplemental disclosures of noncash financing activities for the year ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
	(in thousands)
Warrants exercised where proceeds are included within prepaid expenses and other current assets	$11,978	$-

Settlement of convertible notes payable and convertible note payable derivative liabilities	$44,039	$-

Redemption of unexercised warrants included within prepaid expenses and other current assets	$(3)	$-

Note 18. Retirement Plan

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

The following material weaknesses, which were discovered to be material during 2020, were present at December 31, 2020: (a) segregation of duties (resulting from the small number of individuals performing the accounting functions), including the lack of a formal journal entry review and approval process; (b) the design and operation of our information technology general controls; and (c) our overall closing and financial reporting processes, including accounting for significant and unusual transactions. In light of the restatement discussed herein, the Company has reassessed the effectiveness of its internal controls over its financial reporting processes as of December 31, 2020, and has concluded that its remediation plan of its previously disclosed material weaknesses will be expanded to address controls in the determination of the appropriate accounting for complex financial instruments. Our remediation plans regarding the material weaknesses are addressed below.

Remediation

To remediate the remaining material weaknesses described above, we are implementing and/or plan to implement the following:

●

To alleviate the information technology controls issue, the Company plans to implement NetSuite, an Oracle cloud-based ERP and financial solution. This solution will allow personnel to implement workflow controls.

●	To alleviate the segregation of duties issue, the Company plans to leverage NetSuite configuration and workflow while expanding the accounting team and reviewing roles;

●	To alleviate the lack of a formal journal entry review and approval process, the Company will be implementing workflow steps within NetSuite to ensue all journal entries are approved before posting to the general ledger;

●	To alleviate the weakness in the overall closing and financial reporting processes, including accounting for significant and unusual transactions, the Company has hired additional internal legal and accounting support, as well as engaging RSM US LLP to assist with technical matters during 2020; and

●	To alleviate the financial reporting issue over complex financial instruments, the Company will enhance our processes to identify and appropriately apply applicable accounting requirements for complex accounting standards, including providing enhanced access to accounting literature, research materials and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

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

HYLIION HOLDINGS CORP.

Date: May 17, 2021	By:	/s/ Thomas Healy
Thomas Healy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Healy	President and Chief Executive Officer and Director (Principal Executive Officer)	May 17, 2021
Thomas Healy

/s/ Sherri Baker	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 17, 2021
Sherri Baker

/s/ Andrew H. Card, Jr.	Director	May 17, 2021
Andrew H. Card, Jr.

/s/ Vincent T. Cubbage	Director	May 17, 2021
Vincent T. Cubbage

/s/ Howard Jenkins	Director	May 17, 2021
Howard Jenkins

/s/ Edward Olkkola	Chairman	May 17, 2021
Edward Olkkola

/s/ Stephen Pang	Director	May 17, 2021
Stephen Pang

/s/ Robert M. Knight, Jr.	Director	May 17, 2021
Robert M. Knight, Jr.