Form 10-Q
period 2021-03-31
Hyliion Holdings Corp.
filed 2021-05-17
CIK 1759631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	HYLN	The New York Stock Exchange
As of May 14, 2021, 172,321,708 shares of common stock, par value $0.0001 per share, were issued and outstanding.

HYLIION HOLDINGS CORP.
Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
HYLIION HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$334,718	$389,705
Accounts receivable	80	92
Prepaid expenses and other current assets	3,616	20,690
Short-term investments	144,829	201,881
Total current assets	483,243	612,368

Property and equipment, net	1,350	1,171
Operating lease right-of-use assets	4,833	5,055
Intangible assets, net	308	332
Other assets	193	193
Long-term investments	152,481	35,970
Total assets	$642,408	$655,089

Liabilities and stockholders’ equity:

Current liabilities:
Accounts payable	$2,022	$1,890
Current portion of operating lease liabilities	790	734
Accrued expenses and other current liabilities	5,073	6,313
Total current liabilities	7,885	8,937

Operating lease liabilities, net of current portion	4,838	5,076
Debt, net of current portion	—	908
Total liabilities	12,723	14,921

Stockholders’ Equity:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 171,519,811 and 169,316,421 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	19	19
Additional paid-in capital	371,077	364,998
Accumulated deficit	258,589	275,151
Total stockholders’ equity	629,685	640,168
Total liabilities and stockholders’ equity	$642,408	$655,089
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	(9,332)	(2,671)
Selling, general and administrative	$(7,399)	$(691)

Loss from operations	(16,731)	(3,362)

Other income (expense)
Interest expense	—	(1,565)
Interest income	169	—
Change in fair value of convertible notes payable derivative liabilities	—	(635)

Total other income (expense)	169	(2,200)

Net loss	$(16,562)	$(5,562)

Weighted-average shares outstanding, basic and diluted	170,249,708	86,762,463

Net loss per share, basic and diluted	$(0.10)	$(0.06)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share data)

	For the Three Months Ended March 31, 2021
			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance - December 31, 2020	169,316,421	$19	$364,998	$275,151	$640,168
Common stock issued for warrants exercised, net of issuance costs	371,535	—	4,282	—	4,282
Exercise of common stock options	1,831,855	—	287	—	287
Share-based compensation	—	—	1,510	—	1,510
Net loss	—	—	—	(16,562)	(16,562)
Balances - March 31, 2021	171,519,811	19	371,077	258,589	629,685

	For the Three Months Ended March 31, 2020
			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance - December 31, 2019	86,762,463	$9	$30,888	$(48,966)	$(18,069)
Share-based compensation	—	—	57	—	57
Net loss	—	—	—	(5,562)	(5,562)
Balances - March 31, 2020	86,762,463	$9	30,945	$(54,528)	$(23,574)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(16,562)	$(5,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	203	251
Noncash lease expense	222	276
Paid-in-kind interest on convertible notes payable	—	306
Amortization of debt discount	—	1,250
Share-based compensation	1,510	57
Change in fair value of convertible notes payable derivative liabilities	—	635
Changes in operating assets and liabilities:
Accounts receivable	12	107
Prepaid expenses and other current assets	817	28
Accounts payable	132	(270)
Accrued expenses and other current liabilities	3,091	(120)
Operating lease liabilities	(182)	(283)
Net cash used in operating activities	(10,757)	(3,325)

Cash Flows from Investing Activities:
Purchase of property and equipment	(358)	(80)
Purchase of investments	(219,460)	—
Proceeds from sale of investments	160,001	—
Net cash used in investing activities	(59,817)	(80)

Cash Flows from Financing Activities:
Proceeds from exercise of stock warrants, net of issuance costs	16,257	—
Payments for Paycheck Protection Program loan	(908)	—
Proceeds from exercise of common stock options	287	—
Proceeds from convertible notes payable issuance and derivative liability	—	3,200
Repayments on finance lease obligations	(49)	(54)
Net cash provided by financing activities	15,587	3,146

Net decrease in cash and cash equivalents	(54,987)	(259)
Cash and cash equivalents- beginning of the period	389,705	6,285
Cash and cash equivalents - end of the period	$334,718	$6,026
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except for separately indicated)

1.Description of Organization and Business Operations

On October 1, 2020, our predecessor company, Tortoise Acquisition Corp. (“Tortoise”), consummated a business combination (the “Business Combination”) with Hyliion Inc., a Delaware corporation (“Legacy Hyliion”) pursuant to which Legacy Hyliion merged with and into SHLL Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Tortoise, with Legacy Hyliion surviving the merger (together with the related transactions, the “Business Combination”). Upon consummation of the Business Combination, Legacy Hyliion became a direct wholly-owned subsidiary of Tortoise, and Tortoise was renamed Hyliion Holdings Corp. References to the “Company” in this report refer to Tortoise before the consummation of the Business Combination or Hyliion Holdings Corp. and its wholly owned subsidiary (“Hyliion”, “we” or “us”) after the Business Combination, unless expressly indicated or the context otherwise requires.

Hyliion designs and develops hybrid and electrified powertrain systems for long haul “Class 8” semi-trucks which modify semi-tractors into Hybrid and fully electric range extender vehicles, respectively.

The Company’s Hybrid systems utilize intelligent electric drive axles with advanced algorithms and battery technology to optimize fuel savings and vehicle performance with reduced emissions, enabling fleets to access an easy, efficient way to decrease fuel expenses, lower emissions and/or improve vehicle performance.

The Company’s fully electric range extender systems utilize an intelligent electric powertrain with advanced algorithms to optimize emissions performance and efficiency with no new infrastructure required. The Hypertruck ERX system enables fleets to reduce the cost of ownership while providing the ability to deliver net-negative carbon emissions and operate fully electric when needed.

The Company is in a pre-commercialization stage of development in which its electric Hybrid system is in the testing phase and the Hypertruck ERX system is in the prototype phase.

On October 1, 2020, the Company consummated a business combination which was accounted for as a reverse recapitalization. For more details on the reverse recapitalization, see Note 3 to the Company's Consolidated Financial Statements as presented in its Annual Report, as amended on Form 10-K/A for the year ended December 31, 2020. As a result of the reverse recapitalization, all references to numbers of common shares and per common share data for 2020 in these condensed consolidated financial statements and related notes have been retroactively adjusted to account for the effect of the reverse recapitalization.

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is an early-stage growth company in the pre-commercialization stage of development and has generated negative cash flows from operating activities since inception. As of March 31, 2021, the Company had a cash and cash equivalents balance of $334.7 million and total investments of $297.3 million. Based on this, the Company has sufficient funds to continue to execute its business strategy for the next twelve months.
2.Significant Accounting Policies
Basis of Presentation: On October 1, 2020, the Company consummated the Business Combination which was accounted for as a reverse recapitalization with Legacy Hyliion being deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Hyliion issuing stock for the net assets of Tortoise, accompanied by a recapitalization. The net assets of Tortoise are stated at historical cost, with no goodwill or other intangible assets recorded. While Tortoise was the legal acquirer in the Business Combination, because Legacy Hyliion was deemed the accounting acquirer, the historical financial statements of Legacy Hyliion became the historical financial statements of the combined company, upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Legacy Hyliion prior to the Business Combination; (ii) the combined results of Tortoise and Legacy Hyliion following the closing of the Business Combination; (iii) the assets and liabilities of Legacy Hyliion at their historical cost; and (iv) the Company’s equity structure for all periods presented. For more details on the reverse recapitalization, see Note 3 to the Company’s Consolidated Financial Statements as presented in its Annual Report, as amended on Form 10-K/A for the year ended December 31, 2020 which was filed with the Securities and Exchange Commission

HYLIION HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except for separately indicated)

(“SEC”) on May 17, 2021 (the “2020 Amended Annual Report”). As a result of the reverse recapitalization, all references to numbers of common shares and per common share data for 2020 in these condensed consolidated financial statements and related notes have been retroactively adjusted to account for the effect of the reverse recapitalization.
These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation. These interim consolidated statements have been prepared pursuant to the rules and regulations of the SEC, which permit reduced disclosure for interim periods. The Consolidated Balance Sheet as of December 31, 2020 was derived from audited financial statements for the fiscal year then ended, but does not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s 2020 Amended Annual Report. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.
Emerging Growth Company: Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time the Company is no longer considered to be an emerging growth company. At times, the Company may elect to early adopt a new or revised standard.
Use of estimates and uncertainty of the coronavirus pandemic: The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of expenses during the reporting period. The Company’s most significant estimates and judgments involve valuation of share-based compensation, including the fair value of common stock prior to the Business Combination, and the valuation of the convertible notes payable derivative liability. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s condensed consolidated financial statements.
On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared the coronavirus outbreak a pandemic. In mid-March 2020, U.S. state governors, local officials and leaders outside of the U.S. began ordering various “shelter-in-place” orders, which have had various impacts on the U.S. and global economies. This has required greater use of estimates and assumptions in the preparation of the unaudited condensed consolidated financial statements.
As the coronavirus pandemic continues to evolve, the Company believes the extent of the impact to its businesses, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the coronavirus pandemic, the pandemic’s impact on the U.S. and global economies and the timing, scope, and effectiveness of federal, state and local governmental responses to the pandemic. Those primary drivers are beyond the Company’s knowledge and control, and as a result, at this time the Company is unable to predict the cumulative impact, both in terms of severity and duration, that the coronavirus pandemic will have on its business, operating results, cash flows and financial condition, but it could be material if the current circumstances continue to exist for a prolonged period. Although the Company has made its best estimates based upon current information, actual results could materially differ from the estimates and assumptions developed by management. If so, the Company may be subject to future impairment charges as well as changes to recorded reserves and valuations.

HYLIION HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except for separately indicated)

Recently Adopted Accounting Pronouncements:
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2019-12 on January 1, 2021. However, there is no impact to the Company as a result of the adoption in the current quarter, nor is there an expected impact to the Company for the remainder of the year.
3.Debt
Convertible Notes Payable: During January 2020, the Company issued a convertible note payable in exchange for cash totaling $3.2 million (the “January 2020 Note”). The January 2020 Note bears interest at 6% per annum and matures in January 2025 (five years after its issuance date). The January 2020 Note is only prepayable with the consent of the holder. The January 2020 Note is secured by a first priority, senior secured interest in substantially all the assets of the Company. The January 2020 Note includes the following embedded features:
(a)    Optional conversion upon the next equity financing of at least $15.0 million in proceeds. The conversion price will be based on the per share price of the next equity financing, with a 50% discount.

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
In addition, in the event the holder did not convert upon an equity financing or change in control event, the noteholder may extend the maturity date of the January 2020 Note by five years beyond the original maturity date.
In addition, in the event the holder did not convert upon an equity financing, the interest rate on the January 2020 Note will automatically be adjusted to a rate of 4% per annum.
The Company assessed the embedded features within the January 2020 Note and determined that the automatic and optional conversion features upon the next equity financing (share-settled redemption features), the additional interest feature and the term extension feature met the definition of a derivative and were not clearly and closely related to the host contract and required separate accounting. The Company also concluded that the conversion features did not represent beneficial conversion features.

HYLIION HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except for separately indicated)

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

In connection with the reverse recapitalization, immediately prior to the closing of the Business Combination, these convertible notes, plus accrued paid-in-kind interest, were converted into the Company’s common stock on the closing date.

Payroll Protection Program loan: During May 2020, the Company received loan proceeds in the amount of $0.9 million under the Payroll Protection Program (the “PPP”). The PPP was established as part of Coronavirus Aid, Relief, and Economic Security Act and provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the business, subject to certain limitations. The loans and accrued interest are forgivable after eight weeks so long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and so long as the borrower maintains its pre-funding employment and wage levels. Although the Company used the PPP loan proceeds for purposes consistent with the provisions of the PPP and such usage met the criteria established for forgiveness of the loan, the Company repaid the balance of the PPP loan plus accrued interest during the three months ended March 31, 2021.

HYLIION HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except for separately indicated)

4.Investments
The amortized cost, unrealized gains and losses, and fair value of our held-to-maturity investments at March 31, 2021 and December 31, 2020 are summarized as follows:

		Fair Value Measurements as of March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity investments
Commercial paper	$116,658	$—	$(24)	$116,634
State and municipal bonds	15,805	—	(21)	15,784
Corporate bonds and notes	164,847	—	(644)	164,203

Total held-to-maturity investments	$297,310	$—	$(689)	$296,621
As of March 31, 2021, the Company has determined that the unrealized losses totaling $0.7 million is temporary and fully expects to recover the cost basis.

		Fair Value Measurements as of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity investments
Treasury securities	$149,996	$—	$(1)	$149,995
Commercial paper	37,963	—	(15)	37,948
Corporate bonds and notes	49,892	—	(63)	49,829

Total held-to-maturity investments	$237,851	$—	$(79)	$237,772

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)		(in thousands)
Due in one year or less	$144,829	$144,788	$201,881	$201,864
Due after one year through five years	152,481	151,833	35,970	35,908

Total held-to-maturity securities	$297,310	$296,621	$237,851	$237,772

5.Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and the corresponding disclosure requirements around fair value measurements. This topic applies to all financial instruments that are being measured and reported on a fair value basis.

HYLIION HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except for separately indicated)

The following table shows the fair value measurements of the Company's assets that are measured at fair value on a recurring basis as of March 31, 2021 and 2020.

	Fair Value Measurements as of March 31, 2021
	Level I	Level II	Level III	Total
	(in thousands)
Assets
Cash and cash equivalents	$334,718	$—	$—	$334,718
Held-to-maturity investments:
Commercial paper	—	116,634	—	116,634
State and municipal bonds	—	15,784	—	15,784
Corporate bonds and notes	—	164,203	—	164,203

Total Assets	$334,718	$296,621	$—	$631,339

	Fair Value Measurements as of December 31, 2020
	Level I	Level II	Level III	Total
	(in thousands)
Assets
Cash and cash equivalents	$389,705	$—	$—	$389,705
Held-to-maturity investments:
Treasury securities	—	149,995	—	149,995
Commercial paper	—	37,948	—	37,948
Corporate bonds and notes	—	49,829	—	49,829

Total Assets	$389,705	$237,772	$—	$627,477

6.Commitments and Contingencies

Legal Proceedings: The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business, including proceedings relating to product liability, intellectual property, safety and health, employment, and other matters. Management believes that the outcome of such legal proceedings, legal actions and claims will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.

HYLIION HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except for separately indicated)

7.Warrants

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

HYLIION HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except for separately indicated)

8.Share-based Compensation
During the three months ended March 31, 2021, the Company granted 3,174,341 restricted stock units to certain employees, some of which vested at issuance, some of which will vest over a period of three or four years, and some of which will vest based on achievement of performance criteria. The criteria for the awards is based on the achievement of key milestones based on the Company's performance.

During the three months ended March 31, 2020, the Company awarded 1,920,000 options to certain employees and non-employees, which will vest over a period that ranges from four to ten years. The estimated grant date fair value of the options granted during the three months ended March 31, 2020 totaled $0.4 million.

Share-based compensation expense for the three months ended March 31, 2021 and 2020 was $1.5 million and $0.1 million, respectively.

9.Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three months ended March 31, 2021 and 2020:

	Three Months Ended March, 31
	2021	2020
	(Dollar amounts in thousands, except for shares and per share data)
Numerator:
Net loss attributable to common stockholders	$(16,562)	$(5,562)

Denominator:
Weighted average shares outstanding, basic and diluted	170,249,708	86,762,463

Net loss per share, basic and diluted	$(0.10)	$(0.06)
The Company excluded the following weighted average potential common shares from the computation of diluted net loss per share for the three months ended March 31, 2021 and 2020 because including them would have had an anti-dilutive effect:

	Three Months Ended March, 31
	2021	2020

Stock options, including incentive stock options and non-qualified	4,360,010	4,559,583
Unvested restricted stock units	3,174,341	—

Total	7,534,351	4,559,583

10.Supplemental Cash Flow Information

HYLIION HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except for separately indicated)

The following table provides supplemental cash flow information for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
	(in thousands)

Cash paid for interest	$—	$306

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$(321)	$(404)

Operating cash flows from finance leases	$(1)	$(9)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
References to “we,” “us,” “our” or the “Company” are to Hyliion Holdings Corp., together with its wholly owned subsidiary, except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report and our audited consolidated financial statements and related notes thereto in our 2020 Amended Annual Report.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, our ability to disrupt the powertrain market, our focus in 2021 and beyond; the effects of our dynamic and proprietary solutions on its commercial truck customers; the ability to accelerate the commercialization of the Hypertruck ERX; our ability to meet 2021 and future product milestones; the impact of COVID-19 on long-term objectives; the ability of our solutions to reduce carbon intensity and greenhouse gas emissions and the other risks and uncertainties described under the heading “Risk Factors” in our other SEC filings including in our 2020 Amended Annual Report (See Item 1A. Risk Factors). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Overview
Hyliion is a Delaware corporation headquartered in Cedar Park, Texas. On October 1, 2020, Tortoise Acquisition Corp. (“Tortoise”) entered into a Business Combination with each of the shareholders of Hyliion Inc. (“Legacy Hyliion”), and consummated the merger contemplated by the Business Combination, with Legacy Hyliion surviving the merger as a wholly-owned subsidiary of Tortoise, which was renamed “Hyliion Holdings Corp.” As a result of the Business Combination, we became a NYSE listed company.
Our mission is to be the leading provider of electrified powertrain solutions for the commercial vehicle industry. Our goal is to reduce the carbon intensity and the Greenhouse Gas ("GHG") emissions of the transportation sector by providing electrified powertrain solutions for Class 8 semi trucks at the lowest total cost of ownership ("TCO"). Our solutions utilize our proprietary battery systems, control software and data analytics, combined with fully integrated electric motors and power electronics, to produce electrified powertrain systems that either augment, in the case of our Hybrid system, or fully replace, in the case of the Hypertruck ERX system, traditional diesel or natural gas fueled powertrains and improve their performance. By reducing both GHG emissions and TCO, our environmentally conscious solutions support our customers’ pursuit of their sustainability and financial objectives.
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

Our initial expected deliveries of our Hypertruck ERX systems to customers are designed to have their batteries recharged with Compressed Natural Gas (“CNG”). CNG fueled recharging is preferable due to both the current comparable cost of fuels and existing availability of CNG refueling infrastructure. Class 8 commercial vehicles can currently be refueled with CNG through existing, geographically diverse, and third-party accessible natural gas refueling stations established across North America. Globally, RNG, CNG and liquefied natural gas (“LNG”) are used widely for land-based transport and trucking and Hyliion believes there are established, geographically diverse and third-party accessible refueling stations available in certain areas in which Hyliion expects it may sell its electrified powertrain solutions in the future. We believe there is opportunity for adoption of our electrified powertrain solutions across Europe. This existing and accessible refueling infrastructure will significantly reduce the buildout time and cost required to utilize our Hypertruck ERX system as compared to other proposed potential electrified solutions. See “Risk Factors — Our future growth is dependent upon the commercial trucking industry’s willingness to adopt alternative fuel, hybrid and electric vehicles” discussed in our 2020 Amended Annual Report.
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
Business Combination and Public Company Costs
On October 1, 2020, we consummated the merger contemplated by the Business Combination, with Legacy Hyliion surviving the merger as a wholly-owned subsidiary of Tortoise, which was renamed Hyliion Holdings Corp.
Immediately prior to the closing of the Business Combination, all shares of issued and outstanding redeemable convertible preferred stock converted into shares of Legacy Hyliion common stock and all outstanding convertible notes payable plus accrued interest converted into shares of Legacy Hyliion common stock at the discount rates set forth in the original agreements. Upon the consummation of the Business Combination, each share of Legacy Hyliion common stock issued and outstanding was cancelled and converted into the right to receive the per share merger consideration. Additionally, Legacy Hyliion issued 1,000,000 shares of Legacy Hyliion common stock with a grant date fair value of $10.00 per share to one of the convertible noteholders in connection with the Commercial Matters Agreement entered into in June 2020.
Upon the closing of the Business Combination, Tortoise’s certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of capital stock to 260,000,000 shares, of which 250,000,000 shares were designated common stock, $.0001 par value per share, and of which 10,000,0000 shares were designated preferred stock, $0.0001 par value per share.
In connection with the Business Combination, a number of investors purchased from the Company an aggregate of 30,750,000 shares of common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $307.5 million pursuant to separate subscription agreements entered into effective June 18, 2020 (the “PIPE”). The PIPE investment closed simultaneously with the consummation of the Business Combination. Additionally, a purchaser purchased 1,750,000 Tortoise units (each unit consisting of one share of common stock and one half of one warrant, consisting of 1,750,000 shares of common stock and warrants to purchase 875,000 shares of common stock for an aggregate purchase price of $17.5 million pursuant to a forward purchase agreement entered into effective February 6, 2019, as amended by the First Amendment to Amended and Restated Forward Purchase Agreement, dated June 18, 2020. On November 30, 2020, the Company issued a notice of redemption of all its outstanding Public Warrants and Forward Purchase Warrants which was completed in December 2020.
Legacy Hyliion was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in ASC 805. The determination was primarily based on Legacy Hyliion’s stockholders prior to the Business Combination having a majority of the voting interests in the combined company, Legacy Hyliion’s board of directors comprising a majority of the board of directors of the combined company, Legacy Hyliion’s existing shareholders’ control over decisions regarding the election and removal of directors and officers of the combined company’s board of directors, and Legacy Hyliion’s senior management comprising the senior management of the combined company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Hyliion issuing stock for the net assets of Tortoise, accompanied by a recapitalization. The net assets of Tortoise are stated at historical cost, with no goodwill or intangible assets recorded.
As a result of the Business Combination, we became a NYSE listed company, which will require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred, and expect to continue to incur, additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit, compliance, and legal fees.
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including but not limited to those discussed below and in Item 1A “Risk Factors” in our 2020 Amended Annual Report..
Successful commercialization of our drivetrain solutions
We expect to derive future revenue from our Hybrid systems and Hypertruck ERX system. Our Demonstrator Hybrid system is available today, offering customers the immediate ability to lower costs and improve environmental impact, and we intend to introduce our improved Hybrid system for customer deliveries in late 2021 and will continue to make improvements to this next iteration Hybrid system in 2022. Demos of our Hypertruck ERX system is projected to be delivered to customers for evaluation and testing in beginning late 2021 with commercial availability projected for 2022. To reach commercialization, we must purchase and integrate related property and equipment, as well as achieve several research and development milestones. We anticipate that a substantial portion of our capital resources and efforts in the near future will be focused on the continued development and commercialization of our drivetrain solutions. The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our research and development efforts, as well as factors that are outside of our control.
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
Research and development expenses consist primarily of costs incurred for the discovery and development of our electrified powertrain solutions, which include:
    ●    personnel-related expenses including salaries, benefits, travel, and share-based compensation, for personnel performing research and development activities;

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

Selling, General and Administrative Expense
Selling, general and administrative expenses consist of personnel-related expenses for our corporate, executive, finance, sales, marketing and other administrative functions, expenses for outside professional services, including legal, audit and accounting services, as well as expenses for facilities, depreciation, amortization, travel, sales, and marketing costs. Personnel-related expenses consist of salaries, benefits, and share-based compensation.
We expect our selling, general and administrative expenses, including legal, audit, and additional insurance expenses, investor relations activities and other administrative and professional services, to increase for the foreseeable future as we scale headcount with the growth of our business and operate as a public company in compliance with the rules and regulations of the SEC.
Other Income (Expense), Net
Other income and expenses consist primarily of interest expense incurred on our debt obligations, interest income earned on our investments and a remeasurement gain or loss associated with the change in the fair value on our convertible notes payable derivative liabilities and a loss on the extinguishment of our convertible notes payable.

Results of Operations
Comparison of Quarters Ended March 31, 2021 and 2020
The following table summarizes our results of operations on a consolidated basis for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		$	%
	2021	2020	Change	Change
Operating expenses
Research and development	(9,332)	(2,671)	(6,661)	249.4%
Selling, general and administrative	(7,399)	(691)	(6,708)	970.8%
Loss from operations	(16,731)	(3,362)	(13,369)	397.7%
Other income (expense):
Interest expense	—	(1,565)	1,565	(100.0)%
Interest income	169	—	169	—%
Change in fair value of convertible notes payable derivative liabilities	—	(635)	635	(100.0)%
Total other income (expense)	169	(2,200)	2,369	(107.7)%
Net loss	(16,562)	(5,562)	(11,000)	197.8%
Net loss per share, basic and diluted	(0.10)	-0.06	(0.04)	60.0%
Weighted-average shares outstanding, basic and diluted	170,249,708	86,762,463	83,487,245	96.2%
Research and Development
Research and development expenses increased by $6.7 million from $2.7 million for the three months ended March 31, 2020 to $9.3 million for the three months ended March 31, 2021 primarily as a result of increased expenditures for external consultancy by $2.5 million, increased research and development costs by $2.0 million which was associated with the purchase of vehicles and equipment to be used in testing of our products, increased labor by $1.2 million as we build out our engineering team and continue to build out our operations team and capabilities and increased expenditures for components utilized in the development process by $1.0 million in our efforts to finalize the design of our Hybrid system and continue the design and testing of our Hypertruck ERX system during three months ended March 31, 2021.

Selling, General and Administrative
Selling, general, and administrative expenses increased by $6.7 million from $0.7 million for the three months ended March 31, 2020 to $7.4 million for the three months ended March 31, 2021, primarily due to additional costs incurred to operate as a public company which include increased expenses for personnel and benefits by $3.0 million, increased expenditures for directors and officers insurance by $1.1 million, increased expenditures for legal and professional fees by $1.9 million, and increased expenditures for other expenses by $0.7 million.
Other Income (Expense)
Total other expense decreased by $2.4 million from $2.2 million of other expense for the three months ended March 31, 2020 to $0.2 million of other income for the three months ended March 31, 2021. The decrease was primarily due to the following:

•Interest expense for the three months ended March 31, 2020 was primarily related to our convertible notes payable, which was converted to shares of common stock as part of the Business Combination in October 2020. As such, there was no interest expense during the three months ended March 31, 2021.

•A loss from the change in fair value of convertible notes payable derivative liabilities of $0.6 million for the three months ended March 31, 2020,

•and interest income of $0.2 million on investments owned during the three months ended March 31, 2021 that were not owned during the comparative period.

Liquidity and Capital Resources
Prior to the Business Combination, the Company’s operations were financed through private placements of redeemable convertible preferred stock and the issuance of convertible notes payable. As of March 31, 2021, our principal sources of liquidity were our cash and cash equivalents in the amount of $334.7 million, which are primarily invested in money market funds.
On November 30, 2020, we issued a notice of redemption to the warrant holders for a redemption of all the outstanding warrants, on a cash basis, or in the case of the private placement warrants issued in connection with Tortoise’s initial public offering in March 2019 on a cashless basis. As a result, we raised gross proceeds of $140.8 million, $16.3 million of which was received during the first quarter of 2021.
As of the date of this Quarterly Report on Form 10-Q, we have yet to generate revenue from our core business operations. As of March 31, 2021, our current assets were $483.2 million, consisting primarily of cash and cash equivalents of $334.7 million, short-term investments of $144.8 million, and prepaid expenses of $3.6 million. Our current liabilities were $7.9 million primarily comprised of accounts payable, accrued expenses, and operating lease liabilities.
We believe the credit quality and liquidity of our investment portfolio as of March 31, 2021 is strong and will provide sufficient liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity whereby no investment security may have a final maturity of more than 36 months from the date of acquisition or a weighted average maturity exceeding 18 months. Eligible investments under the Company’s investment policy bearing a minimum credit rating of A1, A-1, F1 or higher for short-term investments and A2, A, or higher for longer-term investments include money market funds, commercial paper, certificates of deposit, and municipal securities. Additionally, all our debt securities are classified as held-to-maturity as we have the intent and ability to hold these investment securities to maturity, which minimizes the realized losses that we would recognize. However, even with this approach we may incur investment losses as a result of unusual or unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.
Based on our past performance, we believe our current assets will be sufficient to continue and execute on our business strategy and meet our capital requirements for the next twelve months. Our primary short-term cash needs are paying operating expenses. We expect to continue to incur net losses in the short term, as we continue to execute on our strategic initiatives by (i)

completing the development and commercialization of the hybrid and electrified drive systems for long haul “Class 8” semi-tractors, (ii) scaling the Company’s operations to meet anticipated demand, and (iii) hiring personnel. However, actual results could vary materially and negatively as a result of a number of factors including, but not limited to, those discussed in the section “Risk Factors” in Item 1A “Risk Factors” in our 2020 Amended Annual Report.

Cash Flows Summary

Presented below is a summary of Hyliion’s operating, investing, and financing cash flows:

Cash Flows Used in Operating Activities

For the three months ended March 31, 2021, cash flows used in operating activities were $10.8 million. The cash used primarily related to Hyliion’s net loss of $16.6 million, adjusted for changes in Hyliion’s working capital accounts and certain non-cash expense of $1.9 million (including $0.2 million related to non-cash lease expense, $0.2 million related to depreciation and amortization, and $1.5 million related to share based compensation).

For the three months ended March 31, 2020, cash flows used in operating activities were $3.3 million. The cash used primarily related to Hyliion’s net loss of $5.6 million, adjusted for changes in Hyliion’s working capital accounts and certain non-cash expense of $2.8 million (including $0.3 million related to non-cash lease expenses, $0.3 million related to depreciation and amortization, $0.6 million related to a loss from the change in fair value of the convertible notes payable derivative liabilities, $1.3 million related to amortization of the debt discount and $0.3 million related to paid-in-kind interest on convertible notes payable).

Cash Flows Used in Investing Activities

Net cash used in investing activities primarily related to the purchase of investments during the three months ended March 31, 2021 totaling $219.5 million, offset by the proceeds from the sale of investments of $160.0 million. Net cash used in investing primarily related to capital expenditures of $0.1 million for the three months ended March 31, 2020.

Net cash used in investing activities is expected to continue to increase substantially as we purchase additional property and equipment as we continue the development of our Hybrid and Hypertruck ERX systems and scale the manufacturing operations to meet anticipated demand.

Cash Flows Provided by Financing Activities

Cash provided by financing activities was $15.6 million for the three months ended March 31, 2021, which was primarily generated from proceeds from the exercise of warrants of $16.2 million and proceeds from the exercise of stock options of $0.3 million, partially offset by the repayment of PPP loan of $0.9 million.

Cash provided by financing activities was $3.1 million for the three months ended March 31, 2020, which was primarily due to $3.2 million of proceeds from the issuance of a convertible note payable, partially offset by the repayment on finance lease obligations of $0.1 million.

Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our 2020 Amended Annual Report that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues, and expenses.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our Principal Executive Officer and Principal Financial Officer) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2021, in light of the material weaknesses described below, certain of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure as of March 31, 2021.
Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously identified and described under Item 9A in the Company’s 2020 Amended Annual Report, the following material weaknesses, which were discovered to be material during 2020, were present at December 31, 2020: (a) segregation of duties (resulting from the small number of individuals performing the accounting functions), including the lack of a formal journal entry review and approval process; (b) the design and operation of our information technology general controls; and (c) our overall closing and financial reporting processes, including accounting for significant and unusual transactions.

The material weaknesses described above could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation
To remediate the material weaknesses described above, we are implementing and/or plan to implement the following:
•To alleviate the information technology controls issue, the Company plans to implement NetSuite, an Oracle cloud-based ERP and financial solution. This solution will allow personnel to implement workflow controls.
•To alleviate the segregation of duties issue, the Company plans to leverage NetSuite configuration and workflow while expanding the accounting team and reviewing roles;
•To alleviate the lack of a formal journal entry review and approval process, during the three months ended March 31, 2021, the Company implemented workflow steps within NetSuite to ensure all journal entries are approved before posting to the general ledger;
•To alleviate the weakness in the overall closing and financial reporting processes, including accounting for significant and unusual transactions, the Company has hired additional internal legal and accounting support, as well as engaging RSM US LLP to assist with technical matters during 2020; and
•To alleviate the financial reporting issue over complex financial instruments, the Company will enhance our processes to identify and appropriately apply applicable accounting requirements for complex accounting standards, including providing enhanced access to accounting literature, research materials and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications
While the remediation plan has been developed, and action has been taken on resolution of required activities within it, there are still a significant number of steps to be taken to enable management to complete the remediation. Accordingly, we concluded that the material weaknesses had not yet been remediated as of March 31, 2021.
Changes in Internal Control over Financial Reporting

As discussed above, we are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time in the ordinary course of business, the Company may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.
Item 1A.    Risk Factors
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our 2020 Amended Annual Report. There have been no material changes to our Risk Factors as therein previously reported.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of Hyliion Holdings Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2020).
3.2	Amended and Restated Bylaws of Hyliion Holdings Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2020).
10.1	Hyliion 2020 Equity Incentive Plan, Form of PSU Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2021).
10.2	Hyliion 2020 Equity Incentive Plan, Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of May 2021.

HYLIION HOLDINGS CORP.

/s/ Thomas Healy
Name:	Thomas Healy
Title:	President and Chief Executive Officer (Principal Executive Officer)

/s/ Sherri Baker
Name:	Sherri Baker
Title:	Chief Financial Officer (Principal Financial Officer)