Form 10-Q
period 2021-06-30
Hyliion Holdings Corp.
filed 2021-08-11
CIK 1759631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
As of August 9, 2021, 173,047,745 shares of common stock, par value $0.0001 per share, were issued and outstanding.

HYLIION HOLDINGS CORP.
Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
HYLIION HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$317,712	$389,705
Accounts receivable	92	92
Prepaid expenses and other current assets	3,777	20,690
Short-term investments	139,984	201,881
Total current assets	461,565	612,368

Property and equipment, net	2,039	1,171
Operating lease right-of-use assets	8,676	5,055
Intangible assets, net	283	332
Other assets	250	193
Long-term investments	159,683	35,970
Total assets	$632,496	$655,089

Liabilities and stockholders’ equity:

Current liabilities:
Accounts payable	$8,098	$1,890
Current portion of operating lease liabilities	722	734
Accrued expenses and other current liabilities	6,131	6,313
Total current liabilities	14,951	8,937

Operating lease liabilities, net of current portion	8,971	5,076
Debt, net of current portion	—	908
Total liabilities	23,922	14,921

Stockholders’ Equity:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 172,798,338 and 169,316,421 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	20	19
Additional paid-in capital	373,209	364,998
Retained earnings	235,345	275,151
Total stockholders’ equity	608,574	640,168
Total liabilities and stockholders’ equity	$632,496	$655,089
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$(13,389)	$(2,554)	(22,721)	(5,225)
Selling, general and administrative	(10,052)	(874)	$(17,451)	$(1,565)

Loss from operations	(23,441)	(3,428)	(40,172)	(6,790)

Other income (expense):
Interest expense	—	(1,663)	—	(3,228)
Interest income	197	—	366	—
Change in fair value of convertible notes payable derivative liabilities	—	1,090	—	455
Total other income (expense)	197	(573)	366	(2,773)

Net loss	$(23,244)	$(4,001)	$(39,806)	$(9,563)

Weighted-average shares outstanding, basic and diluted	172,260,525	86,777,844	171,260,671	86,770,153

Net loss per share, basic and diluted	$(0.13)	$(0.05)	$(0.23)	$(0.11)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollar amounts in thousands, except share data)

	For the Six Months Ended June 30, 2021
			Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance - December 31, 2020	169,316,421	$19	$364,998	$275,151	$640,168
Common stock issued for warrants exercised, net of issuance costs	371,535	—	4,282	—	4,282
Exercise of common stock options	1,831,855	—	287	—	287
Share-based compensation	—	—	1,510	—	1,510
Net loss	—	—	—	(16,562)	(16,562)
Balance - March 31, 2021	171,519,811	19	371,077	258,589	629,685
Exercise of common stock options	1,278,527	1	215	—	216
Share-based compensation	—	—	1,917	—	1,917
Net loss	—	—	—	(23,244)	(23,244)
Balance - June 30, 2021	172,798,338	$20	$373,209	$235,345	$608,574

	For the Six Months Ended June 30, 2020
			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Common Stock
	Shares	Amount
Balance - December 31, 2019	86,762,463	$9	$30,888	$(48,966)	$(18,069)
Share-based compensation	—	—	57	—	57
Net loss	—	—	—	(5,562)	(5,562)
Balance - March 31, 2020	86,762,463	9	30,945	(54,528)	(23,574)
Exercise of common stock options	234,057	—	25	—	25
Share-based compensation	—	—	34	—	34
Net loss	—	—	—	(4,001)	(4,001)
Balances - June 30, 2020	86,996,520	$9	31,004	$(58,529)	$(27,516)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(39,806)	$(9,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	414	482
Amortization of investment premiums and discounts	847	—
Noncash lease expense	518	540
Paid-in-kind interest on convertible notes payable	—	690
Amortization of debt discount	—	2,523
Share-based compensation	3,427	91
Change in fair value of convertible notes payable derivative liabilities	—	(455)
Changes in operating assets and liabilities:
Accounts receivable	—	83
Prepaid expenses and other current assets	4,939	66
Accounts payable	5,940	(332)
Accrued expenses and other current liabilities	(182)	(122)
Operating lease liabilities	(256)	(558)
Net cash used in operating activities	(24,159)	(6,555)

Cash Flows from Investing Activities:
Purchase of property and equipment	(965)	(80)
Proceeds from sale of property and equipment	—	10
Payments for security deposit	(57)	—
Purchase of investments	(239,021)	—
Proceeds from sale of investments	176,358	—
Net cash used in investing activities	(63,685)	(70)

Cash Flows from Financing Activities:
Proceeds from exercise of stock warrants, net of issuance costs	16,257	—
(Payments for)/proceeds from Paycheck Protection Program loan	(908)	908
Proceeds from exercise of common stock options	502	25
Proceeds from convertible notes payable issuance and derivative liabilities	—	3,200
Payments for deferred transaction costs	—	(339)
Repayments on finance lease obligations	—	(153)
Net cash provided by financing activities	15,851	3,641

Net decrease in cash and cash equivalents	(71,993)	(2,984)
Cash and cash equivalents- beginning of the period	389,705	6,285
Cash and cash equivalents - end of the period	$317,712	$3,301
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Supplemental disclosures of noncash financing information:

Acquisitions of property and equipment included in accounts payable	$268	$—
Deferred transaction costs included in accounts payable	$—	$(1,725)

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

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is an early-stage growth company in the pre-commercialization stage of development and has generated negative cash flows from operating activities since inception. As of June 30, 2021, the Company had a cash and cash equivalents balance of $317.7 million and total investments of $299.7 million. Based on this, the Company has sufficient funds to continue to execute its business strategy for the next twelve months.
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
Emerging Growth Company: Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time the Company is no longer considered to be an emerging growth company. As of June 30, 2021, the last business day of our most recently completed second fiscal quarter, the market value of our common stock that was held by non-affiliates was greater than $700 million. As a result, we will become a large accelerated filer and will no longer qualify as an emerging growth company on December 31, 2021, the end of our current fiscal year. Accordingly, at that time we will no longer qualify for the provisions of the JOBS Act that allow companies to adopt new or revised accounting standards when required by private company accounting standards.
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
On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared the coronavirus outbreak a pandemic. In mid-March 2020, U.S. state governors, local officials and leaders outside of the U.S. began ordering various “shelter-in-place” orders, which have had various impacts on the U.S. and global economies. This may require greater use of estimates and assumptions in the preparation of the unaudited condensed consolidated financial statements.
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

HYLIION HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except for separately indicated)

4.Investments
The amortized cost, unrealized gains and losses, and fair value of our held-to-maturity investments at June 30, 2021 and December 31, 2020 are summarized as follows:

		Fair Value Measurements as of June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity investments
Commercial paper	$106,933	$7	$—	$106,940
State and municipal bonds	16,799	—	(16)	16,783
Corporate bonds and notes	175,935	—	(356)	175,579

Total held-to-maturity investments	$299,667	$7	$(372)	$299,302
As of June 30, 2021, the Company has determined that the unrealized losses totaling $0.4 million is temporary and fully expects to recover the cost basis.

		Fair Value Measurements as of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Held-to-maturity investments
Treasury securities	$149,996	$—	$(1)	$149,995
Commercial paper	37,963	—	(15)	37,948
Corporate bonds and notes	49,892	—	(63)	49,829

Total held-to-maturity investments	$237,851	$—	$(79)	$237,772

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(in thousands)		(in thousands)
Due in one year or less	$139,984	$139,980	$201,881	$201,864
Due after one year through five years	159,683	159,322	35,970	35,908

Total held-to-maturity securities	$299,667	$299,302	$237,851	$237,772

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
The following table shows the fair value measurements of the Company's assets that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

	Fair Value Measurements as of June 30, 2021
	Level I	Level II	Level III	Total
	(in thousands)
Assets
Cash and cash equivalents	$317,712	$—	$—	$317,712
Held-to-maturity investments:
Commercial paper	—	106,940	—	106,940
State and municipal bonds	—	16,783	—	16,783
Corporate bonds and notes	—	175,579	—	175,579

Total Assets	$317,712	$299,302	$—	$617,014

	Fair Value Measurements as of December 31, 2020
	Level I	Level II	Level III	Total
	(in thousands)
Assets
Cash and cash equivalents	$389,705	$—	$—	$389,705
Held-to-maturity investments:
Treasury securities	—	149,995	—	149,995
Commercial paper	—	37,948	—	37,948
Corporate bonds and notes	—	49,829	—	49,829

Total Assets	$389,705	$237,772	$—	$627,477

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

HYLIION HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except for separately indicated)

8.Share-based Compensation
During the six months ended June 30, 2021, the Company granted 3,277,315 restricted stock units and performance stock units to certain employees some of which will vest over a period of three or four years, and some of which will vest based on achievement of performance criteria. The criteria for the performance stock unit awards is based on the achievement of key milestones based on the Company's performance.

During the six months ended June 30, 2020, the Company awarded 1,920,000 options to certain employees and non-employees, which will vest over a period of four years. The estimated grant date fair value of the options granted during the six months ended June 30, 2020 totaled $0.4 million.

Share-based compensation expense for the three and six months ended June 30, 2021 was $1.9 million and $3.4 million, respectively. Share-based compensation expense for the three and six months ended June 30, 2020 was $0.03 million and $0.09 million, respectively.

9.Leases

The Company has operating and finance leases for its corporate office, temporary office, vehicles and equipment. In June 2021, the Company amended the lease for its corporate office. This amendment increased the amount of space under the original lease, adjusted the monthly lease payments, and extended the term of the lease through 2028. The Company accounted for this extension as a lease modification and recorded an increase to the operating lease right-of-use (ROU) assets and lease liability of approximately $4.1 million in the condensed consolidated balance sheets. The lease amendment includes the option to extend the term for up to two consecutive terms of five years each. When an implicit rate is not provided, the Company uses its incremental borrowing rate based on the information available at the lease commencement of modification date in determining the present value of the lease payments. In connection with the lease amendment on July 2, 2021, the Company provided the lessor with a letter of credit for approximately $0.7 million to secure the performance of lease obligations. The Company provided the issuing bank with a restricted cash deposit that the bank will hold to cover its obligation to pay any draws on the letter of credit by the lessor.

The following table provides supplemental cash flow information for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$(625)	$(808)

Operating cash flows from finance leases	$(1)	$(27)

Right-of-use assets obtained in exchange for lease obligations	$4,139	$—

HYLIION HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except for separately indicated)

10.Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share of common stock for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:	(Dollar amounts in thousands, except share data)

Net loss attributable to common stockholders	$(23,244)	$(4,001)	$(39,806)	$(9,563)

Denominator:

Weighted average shares outstanding, basic and diluted	172,260,525	86,777,844	171,260,671	86,770,153

Net loss per share, basic and diluted	$(0.13)	$(0.05)	$(0.23)	$(0.11)

The Company excluded the following potential common shares from the computation of diluted net loss per share for the three and six months ended June 30, 2021 and 2020 because including them would have had an anti-dilutive effect:

	Three Months Ended June, 30		Six Months Ended June 30,
	2021	2020	2021	2020

Stock options, including incentive stock options and non-qualified	3,852,897	6,685,909	3,852,897	6,685,909
Unvested restricted stock units	3,194,865	—	3,194,865	—

Total	7,047,762	6,685,909	7,047,762	6,685,909

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
Our mission is to be the leading provider of electrified powertrain solutions for the commercial vehicle industry. Our goal is to reduce the carbon intensity and the Greenhouse Gas ("GHG") emissions of the transportation sector by providing electrified powertrain solutions for Class 8 semi trucks at the lowest total cost of ownership ("TCO"). Throughout our product offerings, we utilize proprietary battery systems, control software and data analytics, combined with fully integrated electric motors and power electronics, to produce electrified powertrain systems that either augment, in the case of our Hybrid system, or fully replace, in the case of the Hypertruck ERX system, traditional diesel or natural gas fueled powertrains and improve their performance. By reducing both GHG emissions and TCO, our environmentally conscious solutions support our customers’ pursuit of their sustainability and financial objectives.
We are currently developing two electrified powertrain systems for long-haul Class 8 commercial vehicles: our Hybrid system and our Hypertruck ERX system. Our Hybrid system has been installed in low volumes on our initial customers’ commercial vehicles. Across the customer installations and over the entire Hyliion fleet we have accumulated millions of real world road miles on Class 8 commercial vehicles. Our Hybrid system can either be installed on a new vehicle prior to entering fleet service or retrofit to an existing in-service vehicle. Our Hypertruck ERX system is in the development stage with vehicles being built for testing and validation. Our Hypertruck ERX system’s design and technology leverages the experience and operating data from our Hybrid system to replace the traditional diesel powertrain installed in new vehicles. Our Hypertruck ERX system will offer commercial vehicle owners and operators a net carbon negative electrified powertrain option for Class 8 commercial vehicles, when using certain Renewable Natural Gas (“RNG”).

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
Our Hybrid and Hypertruck ERX systems are designed to be able to be installed on most major Class 8 commercial vehicles in the long term, which will give our customers the flexibility to continue using their preferred vehicle brands and maintain their existing fleet maintenance and operations strategies. Our early Hybrid system deployments include leaders in the transportation and logistics sector. We are focusing its initial marketing efforts on large fleet operators as well as companies committed to reducing the overall environmental impact and fuel costs of their owned and operated trucking fleets.

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
Immediately prior to the closing of the Business Combination, all shares of issued and outstanding redeemable convertible preferred stock converted into shares of Legacy Hyliion common stock and all outstanding convertible notes payable plus accrued interest converted into shares of Legacy Hyliion common stock at the discount rates set forth in the original agreements. Upon the consummation of the Business Combination, each share of Legacy Hyliion common stock issued and outstanding was cancelled and converted into the right to receive the per share merger consideration. Additionally, Legacy Hyliion issued 1,000,000 shares of Legacy Hyliion common stock with a grant date fair value of $10.00 per share to one of the convertible noteholders in connection with a business arrangement entered into in June 2020.
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
As a result of the Business Combination, we became a NYSE listed company, which requires us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred, and expect to continue to incur, additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit, compliance, and legal fees.
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including but not limited to those discussed below and in Item 1A “Risk Factors” in our 2020 Amended Annual Report.
Successful commercialization of our drivetrain solutions
We expect to derive future revenue from our Hybrid systems and Hypertruck ERX system. Our Demonstrator Hybrid system is available today, offering customers the immediate ability to lower costs and improve environmental impact, and we intend to introduce our improved Hybrid system for customer deliveries in late 2021 and intend to continue to make rolling improvements to this next iteration Hybrid system going forward. Demos of our Hypertruck ERX system are projected to be showcased with fleets in late 2021, followed by evaluation and testing throughout 2022. The Hypertruck ERX is projected to be commercially available in late 2022. To reach commercialization, we must purchase and integrate related property and equipment, as well as achieve several research and development milestones. We anticipate that a substantial portion of our capital resources and efforts in the near future will be focused on the continued development and commercialization of our drivetrain solutions. The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our research and development efforts, as well as factors that are outside of our control.
Customer Demand
As discussed above in more detail, we have deployed our Demonstrator Hybrid system units to a number of companies, and our Hypertruck ERX system is generating interest from companies who have received our Demonstrator Hybrid system units and potential new customers.
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
Other Income (Expense), Net
Other income and expenses consist primarily of interest expense incurred on our debt obligations, interest income earned on our investments and a remeasurement gain or loss associated with the change in the fair value on our convertible notes payable derivative liabilities.
Results of Operations
Comparison of Three Months Ended June 30, 2021 to Three Months Ended June 30, 2020
The following table summarizes our results of operations on a consolidated basis for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		$	%
	2021	2020	Change	Change
Operating expenses
Research and development	$(13,389)	$(2,554)	$(10,835)	424.2%
Selling, general and administrative	(10,052)	(874)	(9,178)	1050.1%
Loss from operations	(23,441)	(3,428)	(20,013)	583.8%
Other income (expense):
Interest expense	—	(1,663)	1,663	(100.0)%
Interest income	197	—	197	—%
Change in fair value of convertible notes payable derivative liabilities	—	1,090	(1,090)	(100.0)%
Total other income (expense)	197	(573)	770	(134.4)%
Net loss	$(23,244)	$(4,001)	$(19,243)	481.0%

Weighted-average shares outstanding, basic and diluted	172,260,525	86,777,844	85,482,681	98.5%

Net loss per share, basic and diluted	$(0.13)	$(0.05)	$(0.08)	160.0%
Research and Development
Research and development expenses increased by $10.8 million from $2.6 million for the three months ended June 30, 2020 to $13.4 million for the three months ended June 30, 2021 primarily as a result of increased expenditures by $6.2 million for components utilized in the development process to commercialize our Hybrid system and continue the design and testing of our Hypertruck ERX system, increased labor by $2.3 million as we build out our engineering team and continue to build out our operations team and capabilities, increased expenditures for external consultancy by $1.6 million to bring in industry expertise to assist in achieving our commercialization milestones, and increase expenditures by $0.7 million for other expenses.

Selling, General and Administrative
Selling, general, and administrative expenses increased by $9.2 million from $0.9 million for the three months ended June 30, 2020 to $10.1 million for the three months ended June 30, 2021, primarily due to increased expenditures for legal fees and professional fees by $2.5 million, additional costs incurred to operate as a public company which includes increased expenses for personnel and benefits by $3.8 million, increased expenditures for directors and officers insurance by $1.1 million, increased marketing and promotional expenses by $0.5 million, increased information technology expenses associate with additional resource and computer system upgrades of $0.3 million, and increased expenditures for other expenses by $1.0 million.
Other Income (Expense)
Total other income increased by $0.8 million from $0.6 million of other expense for the three months ended June 30, 2020 to $0.2 million of other income for the three months ended June 30, 2021. The increase was primarily due to the following:

•Interest expense for the three months ended June 30, 2020 of $1.7 million was primarily related to our convertible notes payable, which was converted to shares of common stock as part of the Business Combination in October 2020. As such, there was no interest expense during the three months ended June 30, 2021.

•A loss from the change in fair value of convertible notes payable derivative liabilities of $1.1 million for the three months ended June 30, 2020. The convertible notes payable were converted to shares of common stock as part of the Business Combination in October 2020. As such, there was no change in fair value of convertible notes payable derivative liabilities during the three months ended June 30, 2021, and

•Interest income of $0.2 million on investments owned during the three months ended June 30, 2021 that were not owned during the comparative period.
Comparison of Six Months Ended June 30, 2021 to Six Months Ended June 30, 2020
The following table summarizes our results of operations on a consolidated basis for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		$	%
	2021	2020	Change	Change
Operating expenses
Research and development	$(22,721)	$(5,225)	$(17,496)	334.9%
Selling, general and administrative	(17,451)	(1,565)	(15,886)	1015.1%
Loss from operations	(40,172)	(6,790)	(33,382)	491.6%
Other income (expense):
Interest expense	—	(3,228)	3,228	(100.0)%
Interest income	366	—	366	—%
Change in fair value of convertible notes payable derivative liabilities	—	455	(455)	(100.0)%
Total other income (expense)	366	(2,773)	3,139	(113.2)%
Net loss	$(39,806)	$(9,563)	$(30,243)	316.3%

Weighted-average shares outstanding, basic and diluted	171,260,671	86,762,463	84,498,208	97.4%

Net loss per share, basic and diluted	$(0.23)	$(0.11)	$(0.12)	109.1%
Research and Development
Research and development expenses increased by $17.5 million from $5.2 million for the six months ended June 30, 2020 to $22.7 million for the six months ended June 30, 2021 primarily as a result of increased expenditures for components utilized in the development process by $7.0 million in our efforts to commercialize our Hybrid system and continue the design and testing of our Hypertruck ERX system, increased expenditures for external consultancy by $4.6 million to bring in industry expertise to assist in achieving our commercialization milestones, increased labor by $3.9 million as we build out our engineering team and continue to build out our operations team and capabilities, and increased costs by $2.0 million associated with the purchase of vehicles and equipment to be used in testing of our products.
Selling, General and Administrative
Selling, general, and administrative expenses increased by $15.9 million from $1.6 million for the six months ended June 30, 2020 to $17.5 million for the six months ended June 30, 2021, primarily due to additional costs incurred to operate as a public company which includes increased expenses for personnel and benefits by $6.7 million, increased expenditures for legal and professional fees by $4.8 million, increased expenditures for directors and officers insurance by $2.3 million, increased marketing and promotional expenses by $0.7 million, increased information technology expense associated with additional resources and computer system upgrades of $0.5 million, and increased expenditures for other expenses by $0.9 million.
Other Income (Expense)
Total other income increased by $3.2 million from $2.8 million of other expense for the six months ended June 30, 2020 to $0.4 million of other income for the six months ended June 30, 2021. The increase was primarily due to the following:

•Interest expense for the six months ended June 30, 2020 of $3.2 million was primarily related to our convertible notes payable, which was converted to shares of common stock as part of the Business Combination in October 2020. As such, there was no interest expense during the six months ended June 30, 2021.

•A gain from the change in fair value of convertible notes payable derivative liabilities of $0.5 million for the six months ended June 30, 2020. The convertible notes payable were converted to shares of common stock as part of the Business Combination in October 2020. As such, there was no change in fair value of convertible notes payable derivative liabilities during the six months ended June 30, 2021, and

•Interest income of $0.4 million on investments owned during the six months ended June 30, 2021 that were not owned during the comparative period.
Liquidity and Capital Resources
Prior to the Business Combination, the Company’s operations were financed through private placements of redeemable convertible preferred stock and the issuance of convertible notes payable. As of June 30, 2021, our principal sources of liquidity were our cash and cash equivalents in the amount of $317.7 million, which are primarily invested in money market funds.
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
As of the date of this Quarterly Report on Form 10-Q, we have yet to generate revenue from our core business operations. As of June 30, 2021, our current assets were $461.5 million, consisting primarily of cash and cash equivalents of $317.7 million, short-term investments of $140.0 million, and prepaid expenses and other current assets of $3.8 million. Our current liabilities were $15.0 million primarily comprised of accounts payable, accrued expenses, and operating lease liabilities.
We believe the credit quality and liquidity of our investment portfolio as of June 30, 2021 is strong and will provide sufficient liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity whereby no investment security may have a final maturity of more than 36 months from the date of acquisition or a weighted average maturity exceeding 18 months. Eligible investments under the Company’s investment policy bearing a minimum credit rating of A1, A-1, F1 or higher for short-term investments and A2, A, or higher for longer-term investments include money market funds, commercial paper, certificates of deposit, and municipal securities. Additionally, all our debt securities are classified as held-to-maturity as we have the intent and ability to hold these investment securities to maturity, which minimizes the realized losses that we would recognize. However, even with this approach we may incur investment losses as a result of unusual or unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.
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

Cash Flows Summary

Presented below is a summary of Hyliion’s operating, investing, and financing cash flows:

Cash Flows Used in Operating Activities

For the six months ended June 30, 2021, cash flows used in operating activities were $24.2 million. The cash used primarily related to Hyliion’s net loss of $39.8 million, adjusted for changes in Hyliion’s working capital accounts of $10.4 million and certain non-cash expense of $5.2 million (including $0.5 million related to non-cash lease expense, $0.4 million related to depreciation and amortization, $0.8 million related to amortization of investment premiums and discounts, and $3.4 million related to share based compensation).

For the six months ended June 30, 2020, cash flows used in operating activities were $6.6 million. The cash used primarily related to Hyliion’s net loss of $9.6 million, adjusted for changes in Hyliion’s working capital accounts of $0.9 million and certain non-cash expense of $3.9 million (including $0.5 million related to non-cash lease expenses, $0.5 million related to depreciation and amortization, $0.5 million related to a gain from the change in fair value of the convertible notes payable derivative liabilities, $2.5 million related to amortization of the debt discount and $0.7 million related to paid-in-kind interest on convertible notes payable).

Cash Flows Used in Investing Activities

For the six months ended June 30, 2021, cash used in investing activities primarily relates to the purchase of investments and totaled $239.0 million along with capital expenditures of $1.0 million, offset by the proceeds from the sale of investments and totaled $176.4 million.

For the six months ended June 30, 2020, cash used in investing primarily relates to net capital expenditures and totaled $0.7 million.

Net cash used in investing activities is expected to continue to increase substantially as we purchase additional property and equipment as we continue the development of our Hybrid and Hypertruck ERX systems and scales the manufacturing operations to meet anticipated demand.

Cash Flows Provided by Financing Activities

For the six months ended June 30, 2021, cash provided by financing activities was $15.9 million, which was primarily generated from proceeds from the exercise of warrants of $16.2 million and proceeds from the exercise of stock options of $0.5 million, partially offset by the repayment of the PPP loan of $0.9 million.

For the six months ended June 30, 2020, cash provided by financing activities was $3.6 million which was primarily due to $3.2 million of proceeds from the issuance of a convertible note payable and derivative liabilities and proceeds from the PPP loan of $0.9 million, partially offset by the repayment on finance lease obligations and payments for deferred transaction costs of $0.5 million.

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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our Principal Executive Officer and Principal Financial Officer) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2021, in light of the material weaknesses described below, certain of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure as of June 30, 2021.
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
Remediation
To remediate the material weaknesses described above, we are implementing and/or plan to implement the following:
•To remediate the segregation of duties issue, the Company plans to leverage NetSuite configuration and workflow while expanding the accounting team and reviewing roles;
•To remediate the lack of a formal journal entry review and approval process, during the three months ended March 31, 2021, the Company implemented workflow steps within NetSuite to ensure all journal entries are approved before posting to the general ledger;

•To remediate the information technology controls issue, the Company is implementing NetSuite, an Oracle cloud-based ERP and financial reporting solution. This solution will allow personnel to implement workflow controls;
•To remediate the material weakness in the overall closing and financial reporting processes, including accounting for significant and unusual transactions, the Company has hired additional internal legal and accounting support, as well as engaging third-party professionals to assist with technical matters; and
•To remediate the financial reporting issue over complex financial instruments, the Company will enhance our processes to identify and appropriately apply applicable accounting requirements for complex accounting standards, including providing enhanced access to accounting literature, research materials and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.
While the remediation plan has been developed, and action has been taken on resolution of required activities within it, there are still a significant number of steps to be taken to enable management to complete the remediation. Accordingly, we concluded that the material weaknesses had not yet been remediated as of June 30, 2021. We expect to complete our remediation efforts by the end of 2021.
Changes in Internal Control over Financial Reporting
As discussed above, we are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of August 2021.

HYLIION HOLDINGS CORP.

/s/ Thomas Healy
Name:	Thomas Healy
Title:	President and Chief Executive Officer (Principal Executive Officer)

/s/ Sherri Baker
Name:	Sherri Baker
Title:	Chief Financial Officer (Principal Financial Officer)