Form 10-Q/A
period 2021-06-30
Hyliion Holdings Corp.
filed 2021-08-12
CIK 1759631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No.1
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

EXPLANATORY NOTE
Hyliion Holdings Corp. is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to amend and restate its quarterly report on Form 10-Q for the quarter ended June 30, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 10, 2021 (the “Original Filing”) to update exhibits that were inadvertently filed incorrectly with the Original Filing. Except for the noted item, no other information included in the Original Filing is being amended.

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
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of August 2021.

HYLIION HOLDINGS CORP.

/s/ Thomas Healy
Name:	Thomas Healy
Title:	President and Chief Executive Officer (Principal Executive Officer)

/s/ Sherri Baker
Name:	Sherri Baker
Title:	Chief Financial Officer (Principal Financial Officer)