Form 10-Q
period 2021-09-30
Hyliion Holdings Corp.
filed 2021-11-10
CIK 1759631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
As of November 4, 2021, 173,313,427 shares of common stock, par value $0.0001 per share, were issued and outstanding.

HYLIION HOLDINGS CORP.
Form 10-Q

i

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements
HYLIION HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$289,486	$389,705
Accounts receivable	359	92
Prepaid expenses and other current assets	5,516	20,690
Short-term investments	144,465	201,881
Total current assets	439,826	612,368

Property and equipment, net	2,820	1,171
Operating lease right-of-use assets	8,474	5,055
Intangible assets, net	259	332
Other assets	920	193
Long-term investments	154,981	35,970
Total assets	$607,280	$655,089

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$7,527	$1,890
Current portion of operating lease liabilities	827	734
Accrued expenses and other current liabilities	7,623	6,313
Total current liabilities	15,977	8,937

Operating lease liabilities, net of current portion	8,749	5,076
Debt, net of current portion	—	908
Total liabilities	24,726	14,921

Stockholders’ Equity:
Common stock, $0.0001 par value; 250,000,000 shares authorized; 173,120,988 and 169,316,421 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	20	19
Additional paid-in capital	373,804	364,998
Retained earnings	208,730	275,151
Total stockholders’ equity	582,554	640,168
Total liabilities and stockholders’ equity	$607,280	$655,089
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$(18,150)	$(2,909)	$(40,871)	$(8,134)
Selling, general and administrative	(8,660)	(2,140)	(26,111)	(3,705)

Loss from operations	(26,810)	(5,049)	(66,982)	(11,839)

Other income (expense):
Interest expense	—	(2,230)	—	(5,458)
Interest income	195	—	561	—
Change in fair value of convertible notes payable derivative liabilities	—	(1,813)	—	(1,358)
Other expense	—	(12)	—	(12)
Total other income (expense)	195	(4,055)	561	(6,828)

Net loss	$(26,615)	$(9,104)	$(66,421)	$(18,667)

Weighted-average shares outstanding, basic and diluted	172,987,672	87,398,704	171,842,664	86,981,200

Net loss per share, basic and diluted	$(0.15)	$(0.10)	$(0.39)	$(0.21)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollar amounts in thousands, except share data)

	For the Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2020	169,316,421	$19	$364,998	$275,151	$640,168
Common stock issued for warrants exercised, net of issuance costs	371,535	—	4,282	—	4,282
Exercise of common stock options	1,831,855	—	287	—	287
Share-based compensation	—	—	1,510	—	1,510
Net loss	—	—	—	(16,562)	(16,562)
Balance - March 31, 2021	171,519,811	19	371,077	258,589	629,685
Exercise of common stock options and vesting of restricted stock units	1,278,527	1	215	—	216
Share-based compensation	—	—	1,917	—	1,917
Net loss	—	—	—	(23,244)	(23,244)
Balance - June 30, 2021	172,798,338	20	373,209	235,345	608,574
Exercise of common stock options and vesting of restricted stock units	322,650	—	50	—	50
Share-based compensation	—	—	545	—	545
Net loss	—	—	—	(26,615)	(26,615)
Balance - September 30, 2021	173,120,988	$20	$373,804	$208,730	$582,554

	For the Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance - December 31, 2019	86,762,463	$9	$30,888	$(48,966)	$(18,069)
Share-based compensation	—	—	57	—	57
Net loss	—	—	—	(5,562)	(5,562)
Balance - March 31, 2020	86,762,463	9	30,945	(54,528)	(23,574)
Exercise of common stock options	234,057	—	25	—	25
Share-based compensation	—	—	34	—	34
Net loss	—	—	—	(4,001)	(4,001)
Balance - June 30, 2020	86,996,520	9	31,004	(58,529)	(27,516)
Exercise of common stock options	878,103	—	94	—	94
Share-based compensation	—	—	74	—	74
Net loss	—	—	—	(9,104)	(9,104)
Balance - September 30, 2020	87,874,623	$9	$31,172	$(67,633)	$(36,452)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(66,421)	$(18,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	657	665
Amortization of investment premiums and discounts	1,318	—
Noncash lease expense	720	722
Paid-in-kind interest on convertible notes payable	—	1,081
Amortization of debt discount	—	4,237
Share-based compensation	3,972	165
Change in fair value of convertible notes payable derivative liabilities	—	1,358
Changes in operating assets and liabilities:
Accounts receivable	(267)	130
Prepaid expenses and other assets	3,646	(668)
Accounts payable	5,617	353
Accrued expenses and other current liabilities	1,309	391
Operating lease liabilities	(373)	(752)
Net cash used in operating activities	(49,822)	(10,985)

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,213)	(105)
Proceeds from sale of property and equipment	—	22
Payments for security deposit, net	(29)	—
Purchase of investments	(268,714)	—
Proceeds from sale and maturity of investments	205,355	—
Net cash used in investing activities	(65,601)	(83)

Cash Flows from Financing Activities:
Proceeds from exercise of stock warrants, net of issuance costs	16,257	—
Proceeds from term loan	—	10,100
(Payments for)/proceeds from Paycheck Protection Program loan	(908)	908
Proceeds from exercise of common stock options	553	119
Proceeds from convertible notes payable issuance and derivative liabilities	—	3,200
Payments for deferred transaction costs	—	(1,316)
Payments for deferred financing costs	—	(468)
Repayments on finance lease obligations	—	(195)
Net cash provided by financing activities	15,902	12,348

Net (decrease) increase in cash and cash equivalents and restricted cash	(99,521)	1,280
Cash and cash equivalents - beginning of the period	389,705	6,285
Cash and cash equivalents and restricted cash - end of the period	$290,184	$7,565
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Supplemental disclosures of noncash financing information:
Acquisitions of property and equipment included in accounts payable	$20	$—
Deferred transaction costs included in accounts payable	$—	$(2,990)

HYLIION HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except as separately indicated)

1.    Description of Organization and Business Operations
On October 1, 2020, our predecessor company, Tortoise Acquisition Corp. (“Tortoise”), consummated a business combination (the “Business Combination”) with Hyliion Inc., a Delaware corporation (“Legacy Hyliion”) pursuant to which Legacy Hyliion merged with and into SHLL Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Tortoise, with Legacy Hyliion surviving the merger (together with the related transactions, the “Business Combination”). Upon consummation of the Business Combination, Legacy Hyliion became a direct wholly-owned subsidiary of Tortoise, and Tortoise was renamed Hyliion Holdings Corp. References to the “Company” in this report refer to Tortoise before the consummation of the Business Combination or Hyliion Holdings Corp. and its wholly-owned subsidiary (“Hyliion”, “we” or “us”) after the Business Combination, unless expressly indicated or the context otherwise requires.
Hyliion designs and develops hybrid and electrified powertrain systems for long haul “Class 8” semi-trucks which modify semi-tractors into hybrid and fully electric range extender vehicles, respectively. The Company’s hybrid powertrain system "Hybrid eX" utilizes intelligent electric drive axles with advanced algorithms and battery technology to optimize fuel savings and vehicle performance with reduced emissions, enabling fleets to access an easy, efficient way to decrease fuel expenses, lower emissions and/or improve vehicle performance. The Company’s fully electric range extender systems utilize an intelligent electric powertrain with advanced algorithms to optimize emissions performance and efficiency with no new infrastructure required. The Hypertruck ERX system enables fleets to reduce the cost of ownership while providing the ability to deliver net-negative carbon emissions and operate fully electric when needed. The Company recently launched its commercial Hybrid eX and the Hypertruck ERX system is in the prototype phase.
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
These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is an early-stage growth company in the pre-commercialization stage of development and has generated negative cash flows from operating activities since inception. As of September 30, 2021, the Company had a cash and cash equivalents balance of $289.5 million and total investments of $299.4 million. Based on this, the Company has sufficient funds to continue to execute its business strategy for the next twelve months.
2.Significant Accounting Policies
Basis of Presentation: On October 1, 2020, the Company consummated the Business Combination which was accounted for as a reverse recapitalization with Legacy Hyliion being deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Legacy Hyliion issuing stock for the net assets of Tortoise, accompanied by a recapitalization. The net assets of Tortoise are stated at historical cost, with no goodwill or other intangible assets recorded. While Tortoise was the legal acquirer in the Business Combination, because Legacy Hyliion was deemed the accounting acquirer, the historical financial statements of Legacy Hyliion became the historical financial statements of the combined company, upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Legacy Hyliion prior to the Business Combination; (ii) the combined results of Tortoise and Legacy Hyliion following the closing of the Business Combination; (iii) the assets and liabilities of Legacy Hyliion at their historical cost; and (iv) the Company’s equity structure for all periods presented. For more details on the reverse recapitalization, see Note 3 to the Company’s Consolidated Financial Statements as presented in its Annual Report, as amended on Form 10-K/A for the year ended December 31, 2020 which was filed with the Securities and Exchange Commission (“SEC”) on May 17, 2021 (the “2020 Amended Annual Report”). As a result of the reverse recapitalization, all references to numbers of common shares and per common share data for 2020 in these condensed consolidated financial statements and related notes have been retroactively adjusted to account for the effect of the reverse recapitalization.
These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation. These interim condensed consolidated statements have been prepared pursuant to the rules and regulations of the SEC, which permit reduced disclosure for interim periods. The Consolidated Balance Sheet as of December 31, 2020 was derived from audited financial statements for the fiscal

HYLIION HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except as separately indicated)

year then ended, but does not include all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) with respect to annual financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s 2020 Amended Annual Report. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.
Emerging Growth Company: Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time the Company is no longer considered to be an emerging growth company. As of June 30, 2021, the last business day of our most recently completed second fiscal quarter, the market value of our common stock that was held by non-affiliates was greater than $700 million. As a result, we will become a large accelerated filer and will no longer qualify as an emerging growth company on December 31, 2021, the end of our current fiscal year. Accordingly, at that time we will no longer qualify for the provisions of the JOBS Act that allow companies to adopt new or revised accounting standards when required by private company accounting standards. We have not elected to defer adoption of any new or revised accounting standards under the provisions of the JOBS Act.
Use of Estimates and Uncertainty of the Coronavirus Pandemic: The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of expenses during the reporting period. The Company’s most significant estimates and judgments involve valuation of share-based compensation, including the fair value of common stock prior to the Business Combination, and the valuation of the convertible notes payable derivative liability. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s condensed consolidated financial statements.
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
As the coronavirus pandemic continues to evolve, the Company believes the extent of the impact to its businesses, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the coronavirus pandemic, the pandemic’s impact on the U.S. and global economies and the timing, scope, and effectiveness of federal, state and local governmental responses to the pandemic. Those primary drivers are beyond the Company’s knowledge and control, and as a result, at this time the Company is unable to predict the cumulative impact, both in terms of severity and duration, that the coronavirus pandemic will have on its business, operating results, cash flows, liquidity, and financial condition, but it could be material if the current circumstances continue to exist for a prolonged period. Although the Company has made its best estimates based upon current information, actual results could materially differ from the estimates and assumptions developed by management. If so, the Company may be subject to future impairment charges as well as changes to recorded reserves and valuations.

HYLIION HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except as separately indicated)

Restricted Cash: On July 2, 2021, the Company provided its corporate headquarters lessor with a letter of credit for $0.7 million to secure the performance of lease obligations. The Company made a restricted cash deposit for its obligation to pay any draws on the letter of credit by the lessor. Total cash and cash equivalents and restricted cash as presented in the condensed consolidated statements of cash flows are summarized as follows:

	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
Cash and cash equivalents	$289,486	$389,705	$7,565	$6,285
Restricted cash included in other non-current assets	698	—	—	—
Total presented in the condensed consolidated statements of cash flows	$290,184	$389,705	$7,565	$6,285
Recently Adopted Accounting Pronouncements: In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2019-12 on January 1, 2021. However, there is no impact to the Company as a result of the adoption in the current quarter, nor is there an expected impact to the Company for the remainder of the year.
3.Debt
Convertible Notes Payable: During January 2020, the Company issued a convertible note payable in exchange for cash totaling $3.2 million (the “January 2020 Note”). The January 2020 Note bore interest at 6% per annum and would have matured in January 2025 (five years after its issuance date). The January 2020 Note was only prepayable with the consent of the holder. The January 2020 Note was secured by a first priority, senior secured interest in substantially all the assets of the Company. The January 2020 Note included the following embedded features:
(a)    Optional conversion upon the next equity financing of at least $15.0 million in proceeds. The conversion price was based on the per share price of the next equity financing, with a 50% discount.
(b)    Optional conversion upon a subsequent equity financing of at least $15.0 million if the holder did not elect to convert upon the next equity financing, at the price that is set by the subsequent equity financing (no discount).
(c)    Optional conversion upon a change in control. In the event of a change in control, the holder could elect to convert the January 2020 Note into shares of common stock at a conversion price equal to (i) the product of the change in control purchase price multiplied by 50%, divided by (ii) the total number of outstanding shares of capital stock of the Company (on a fully diluted basis).
(d)    Optional redemption upon a change in control. In the event of a change in control, the holder could elect to request payment of all outstanding principal (with no penalty) and unpaid accrued interest.
(e)    Optional redemption upon the Company obtaining at least $10.0 million in commercial debt which would result in the January 2020 Note having the same priority or being treated as subordinate to the commercial debt. In such scenario, the holder could elect to request payment of all outstanding principal (with no penalty) and unpaid accrued interest.
(f)    Automatic or optional redemption upon an event of default. Upon the occurrence of an event of default, the January 2020 Note would either automatically become due and payable or could become due and payable at the holder’s option (based on the nature of the event of default). Upon such acceleration, all outstanding principal (with no penalty) and unpaid accrued interest would become payable.
(g)    Additional interest of 3% (or a total of 9%) upon an event of default.
In addition, in the event the holder did not convert upon an equity financing or change in control event, the noteholder could extend the maturity date of the January 2020 Note by five years beyond the original maturity date.
In addition, in the event the holder did not convert upon an equity financing, the interest rate on the January 2020 Note would automatically be adjusted to a rate of 4% per annum.
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
(Dollar amounts in thousands, except as separately indicated)

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
4.Investments
The amortized cost, unrealized gains and losses, and fair value, and maturities of our held-to-maturity investments at September 30, 2021 and December 31, 2020 are summarized as follows:

		Fair Value Measurements as of September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$93,452	$8	$(7)	$93,453
State and municipal bonds	17,798	5	(4)	17,799
Corporate bonds and notes	188,196	24	(278)	187,942
Total held-to-maturity investments	$299,446	$37	$(289)	$299,194
As of September 30, 2021, the Company has determined that the unrealized losses totaling $0.3 million are temporary and fully expects to recover the cost basis.

		Fair Value Measurements as of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Treasury securities	$149,996	$—	$(1)	$149,995
Commercial paper	37,963	—	(15)	37,948
Corporate bonds and notes	49,892	—	(63)	49,829
Total held-to-maturity investments	$237,851	$—	$(79)	$237,772

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$144,465	$144,461	$201,881	$201,864
Due after one year through five years	154,981	154,733	35,970	35,908
Total held-to-maturity investments	$299,446	$299,194	$237,851	$237,772

HYLIION HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except as separately indicated)

5.Fair Value Measurements
ASC Topic 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and the corresponding disclosure requirements around fair value measurements. This topic applies to all financial instruments that are being measured and reported on a fair value basis.
The fair value measurements of the Company's assets as of September 30, 2021 and December 31, 2020 are summarized as follows:

	Fair Value Measurements as of September 30, 2021
	Level I	Level II	Level III	Total
Cash and cash equivalents	$289,486	$—	$—	$289,486
Restricted cash	698	—	—	698
Held-to-maturity investments:
Commercial paper	—	93,453	—	93,453
State and municipal bonds	—	17,799	—	17,799
Corporate bonds and notes	—	187,942	—	187,942
Total assets	$290,184	$299,194	$—	$589,378

	Fair Value Measurements as of December 31, 2020
	Level I	Level II	Level III	Total
Cash and cash equivalents	$389,705	$—	$—	$389,705
Held-to-maturity investments:
Treasury securities	—	149,995	—	149,995
Commercial paper	—	37,948	—	37,948
Corporate bonds and notes	—	49,829	—	49,829
Total assets	$389,705	$237,772	$—	$627,477
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
(Dollar amounts in thousands, except as separately indicated)

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

HYLIION HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except as separately indicated)

8.Share-Based Compensation
During the nine months ended September 30, 2021, the Company granted 3,754,228 restricted stock units and performance stock units to certain employees some of which will vest over a period of three or four years, and some of which will vest based on achievement of performance criteria. The criteria for the performance stock unit awards is based on the achievement of key milestones based on the Company's performance.
During the nine months ended September 30, 2020, the Company awarded 1,920,000 options to certain employees and non-employees, which will vest over a period of four years. The estimated grant date fair value of the options granted during the nine months ended September 30, 2020 totaled $0.4 million.
Share-based compensation expense for the three and nine months ended September 30, 2021 was $0.5 million and $4.0 million, respectively. Share-based compensation expense for the three and nine months ended September 30, 2020 was $0.1 million and $0.2 million, respectively.
9.Leases
The Company has operating and finance leases for its corporate office, temporary office, vehicles, and equipment. In June 2021, the Company amended the lease for its corporate office. This amendment increased the amount of space under the original lease, adjusted the monthly lease payments, and extended the term of the lease through 2028. The Company accounted for this extension as a lease modification and recorded an increase to the operating lease right-of-use ("ROU") asset and lease liability of approximately $4.1 million in the condensed consolidated balance sheets. The lease amendment includes the option to extend the term for up to two consecutive terms of five years each. When an implicit rate is not provided, the Company uses its incremental borrowing rate based on the information available at the lease commencement of modification date in determining the present value of the lease payments.
Supplemental cash flow information for the nine months ended September 30, 2021 and 2020 is summarized as follows:

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(977)	$(1,125)
Operating cash flows from finance leases	$(1)	$(27)

Right-of-use assets obtained in exchange for lease obligations	$4,139	$—
10.Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollar amounts in thousands, except share data)
Numerator:
Net loss attributable to common stockholders	$(26,615)	$(9,104)	$(66,421)	$(18,667)

Denominator:
Weighted average shares outstanding, basic and diluted	172,987,672	87,398,704	171,842,664	86,981,200

Net loss per share, basic and diluted	$(0.15)	$(0.10)	$(0.39)	$(0.21)
The Company excluded 3,551,320 and 7,051,237 potential common shares from unexercised incentive and non-qualified stock options for the period ended September 30, 2021 and 2020, respectively, and 3,604,614 and no potential common shares from

HYLIION HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except as separately indicated)

unvested restricted stock units for the period ended September 30, 2021 and 2020, respectively, from the computation of diluted net loss per share because including them would have had an anti-dilutive effect.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
References to “we,” “us,” “our,” the “Company,” or "Hyliion" are to Hyliion Holdings Corp., together with its wholly-owned subsidiary, except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report and our audited consolidated financial statements and related notes thereto in our 2020 Amended Annual Report.
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
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, our ability to disrupt the powertrain market, our focus in 2021 and beyond; the effects of our dynamic and proprietary solutions on commercial truck customers; the ability to accelerate the commercialization of the Hypertruck ERX; our ability to meet 2021 and future product milestones; the impact of COVID-19 on long-term objectives; the ability of our solutions to reduce carbon intensity and greenhouse gas emissions, and the other risks and uncertainties described under the heading “Risk Factors” in our other SEC filings including in our 2020 Amended Annual Report (See Item 1A. Risk Factors). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Overview
Hyliion is a Delaware corporation headquartered in Cedar Park, Texas. On October 1, 2020, Tortoise Acquisition Corp. (“Tortoise”) entered into a Business Combination with each of the shareholders of Hyliion Inc. (“Legacy Hyliion”), and consummated the merger contemplated by the Business Combination, with Legacy Hyliion surviving the merger as a wholly-owned subsidiary of Tortoise, which was renamed “Hyliion Holdings Corp.” As a result of the Business Combination, we became an NYSE listed company.
Our mission is to be the leading provider of electrified powertrain solutions for the commercial vehicle industry. Our goal is to reduce the carbon intensity and the Greenhouse Gas ("GHG") emissions of the transportation sector by providing electrified powertrain solutions for Class 8 semi-trucks at the lowest total cost of ownership ("TCO"). Throughout our product offerings, we utilize proprietary battery systems, control software and data analytics, combined with fully integrated electric motors and power electronics, to produce electrified powertrain systems that either augment, in the case of our Hybrid eX system, or fully replace, in the case of the Hypertruck ERX system, traditional diesel or natural gas fueled powertrains and improve their performance. By reducing both GHG emissions and TCO, our environmentally conscious solutions support our customers’ pursuit of their sustainability and financial objectives.
We are currently selling our Hybrid eX and developing our Hypertruck ERX electrified powertrain systems for long-haul Class 8 commercial vehicles. Our Hybrid eX system has been installed in low volumes on our initial customers’ commercial vehicles. Across the customer installations and over the entire Hyliion fleet, we have accumulated millions of real world road miles on Class 8 commercial vehicles. Our Hybrid eX system can either be installed on a new vehicle prior to entering fleet service or retrofit to an existing in-service vehicle. Our Hypertruck ERX system’s design and technology leverages the experience and operating data from our Hybrid eX system to replace the traditional diesel powertrain installed in new vehicles. Our Hypertruck ERX system will offer commercial vehicle owners and operators a net carbon negative electrified powertrain option for Class 8 commercial vehicles, when using certain Renewable Natural Gas (“RNG”).
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

Globally, RNG, CNG and liquefied natural gas (“LNG”) are used widely for land-based transport and trucking and Hyliion believes there are established, geographically diverse, and third-party accessible refueling stations available in certain areas in which Hyliion expects it may sell its electrified powertrain solutions in the future. We believe there is opportunity for adoption of our electrified powertrain solutions across Europe. This existing and accessible refueling infrastructure will significantly reduce the buildout time and cost required to utilize our Hypertruck ERX system as compared to other proposed potential electrified solutions. See “Risk Factors — Our future growth is dependent upon the commercial trucking industry’s willingness to adopt alternative fuel, hybrid and electric vehicles” discussed in our 2020 Amended Annual Report.
Our Hybrid eX and Hypertruck ERX systems are designed to be able to be installed on most major Class 8 commercial vehicles in the long term, which will give our customers the flexibility to continue using their preferred vehicle brands and maintain their existing fleet maintenance and operations strategies. Our early Hybrid eX system deployments include leaders in the transportation and logistics sector. We are focusing our initial marketing efforts on large fleet operators as well as companies committed to reducing the overall environmental impact and fuel costs of their owned and operated trucking fleets.
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
In connection with the Business Combination, a number of investors purchased from the Company an aggregate of 30,750,000 shares of common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $307.5 million pursuant to separate subscription agreements entered into effective June 18, 2020 (the “PIPE”). The PIPE investment closed simultaneously with the consummation of the Business Combination. Additionally, a purchaser purchased 1,750,000 Tortoise units (each unit consisting of one share of common stock and one half of one warrant, consisting of 1,750,000 shares of common stock and warrants to purchase 875,000 shares of common stock) for an aggregate purchase price of $17.5 million pursuant to a forward purchase agreement entered into effective February 6, 2019, as amended by the First Amendment to Amended and Restated Forward Purchase Agreement, dated June 18, 2020. On November 30, 2020, the Company issued a notice of redemption of all of its outstanding Public Warrants and Forward Purchase Warrants which was completed in December 2020.
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
As a result of the Business Combination, we became an NYSE listed company, which requires us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred, and expect to continue to incur, additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources, including increased audit, compliance, and legal fees.

Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including, but not limited to those discussed below and in Item 1A “Risk Factors” in our 2020 Amended Annual Report.
Successful Commercialization of Our Drivetrain Solutions
Our Hybrid eX system officially launched, and our first Hypertruck ERX showcase unit was unveiled, on August 31, 2021 at the ACT Expo in Long Beach, CA. Compared to previous Hyliion Hybrid systems, the Hybrid eX offers fleets a lighter solution that is easier to install, service and operate. The Hybrid eX draws upon the real-world feedback Hyliion has received from customers and the millions of miles logged with the previous system. Due to shortages of various components caused by global supply chain disruptions, we are experiencing longer delivery times because of supply delays for a portion of the orders we have received on new Hybrid eX units. We expect to begin recognizing revenue on Hybrid eX units in the fourth quarter of 2021. In addition, we are assessing the potential demand impact for the Hybrid eX product offering in light of recent changes within the competitive landscape.
We began our Hypertruck ERX roadshow in November 2021 with a two-day showcase event focused on demonstrating the features and benefits of the powertrain firsthand. The roadshow consists of ride-alongs and in-depth product education to provide in-depth education on the Hypertruck ERX’s features and benefits, including how it enables fleets’ decarbonization goals while also reducing total cost of ownership. Our development timeline has been extended to allow for design verification and testing inclusive of critical summer and winter seasons, as well as the accumulation of up to one million miles prior to production. We expect to complete design verification and initial controlled fleet trials by the end of 2022.
While we have recently achieved critical product milestones, shortages in the supply chain and changes to the development program have led to an extension in the go-forward development timeline. Similar to others in the automotive industry, the semiconductor shortage, as well as several other key components, is extending our timelines longer than expected. These supply chain challenges have been especially prominent in the trucking industry, and one of the impacts has been significantly extended lead times for ordering new trucks. Fleets are experiencing lead times on new truck purchases that extend out for delivery into 2023. We have already placed orders with Peterbilt for all chassis needed in 2022 and are working to secure build slots for the 2023 calendar year in an effort to mitigate future supply chain impacts to our Hypertruck ERX development schedule. We continue to work closely with our current supply base to improve delivery of components for the quarters ahead and are diligently seeking alternative sources of supply for components that meet our technical specifications with shorter lead times.
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
Customer Demand
We have deployed our Demonstrator Hybrid system units to a number of companies, and our Hypertruck ERX system is generating interest from companies who have received our Demonstrator Hybrid system units as well as potential new customers. We recently announced a reservation for 300 Hypertruck ERX units from Detmar Logistics, a leading oilfield logistics company. An early adopter of electrification solutions in the industry, Detmar placed an initial order for 10 Hybrid systems earlier this spring. The successful program and deployment met with positive feedback from Detmar’s operations team, drivers, and customers, and generated further interest in the Hypertruck ERX solution and a longer-term commercial relationship with Hyliion. The purchase and sale of the 300 Hypertruck ERX units is subject to the execution of a final agreement between Hyliion and Detmar.
Key Components of Statements of Operations
Research and Development Expense
Research and development expense consists primarily of costs incurred for the discovery and development of our electrified powertrain solutions, which include:
•personnel-related expenses, including salaries, benefits, travel, and share-based compensation, for personnel performing research and development activities;
•fees paid to third parties such as consultants and contractors for outsourced engineering services;
•expenses related to materials, supplies and third-party services;
•depreciation for equipment used in research and development activities; and

•allocation of general overhead costs.
We expect research and development costs to increase for the foreseeable future as we continue to invest in research and development activities to achieve operational and commercial goals.
Selling, General and Administrative Expense
Selling, general and administrative expense consists of personnel-related expenses for our corporate, executive, finance, sales, marketing and other administrative functions, expenses for outside professional services, including legal, audit and accounting services, as well as expenses for facilities, depreciation, amortization, travel, sales, and marketing costs. Personnel-related expenses consist of salaries, benefits, and share-based compensation.
We expect our selling, general and administrative expenses, including legal, audit, and additional insurance expenses, investor relations activities and other administrative and professional services, to increase for the foreseeable future as we scale headcount with the growth of our business and operate as a public company in compliance with the rules and regulations of the SEC.
Other Income (Expense)
Other income and expense consists primarily of interest expense incurred on our debt obligations, interest income earned on our investments and a remeasurement gain or loss associated with the change in the fair value on our convertible notes payable derivative liabilities.
Results of Operations
Comparison of Three Months Ended September 30, 2021 to Three Months Ended September 30, 2020
The following table summarizes our results of operations on a consolidated basis for the three months ended September 30, 2021 and 2020 (in thousands, except share data):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Operating expenses
Research and development	$(18,150)	$(2,909)	$(15,241)	523.9%
Selling, general and administrative	(8,660)	(2,140)	(6,520)	304.7%
Loss from operations	(26,810)	(5,049)	(21,761)	431.0%
Other income (expense):
Interest expense	—	(2,230)	2,230	(100.0)%
Interest income	195	—	195	—%
Change in fair value of convertible notes payable derivative liabilities	—	(1,813)	1,813	(100.0)%
Other income (expense)	—	(12)	12	(100.0)%
Total other income (expense)	195	(4,055)	4,250	(104.8)%
Net loss	$(26,615)	$(9,104)	$(17,511)	192.3%

Weighted-average shares outstanding, basic and diluted	172,987,672	87,398,704	85,588,968	97.9%

Net loss per share, basic and diluted	$(0.15)	$(0.10)	$(0.05)	50.0%
Research and Development
Research and development expenses increased by $15.2 million from $2.9 million for the three months ended September 30, 2020 to $18.2 million for the three months ended September 30, 2021 primarily as a result of increased expenditures by $11.9 million for components utilized in the development process to commercialize our Hybrid system and continue the design and testing of our Hypertruck ERX system, increased labor by $2.6 million as we build out our engineering, operations, and supply chain teams and associated capabilities, and increased other expenditures by $0.7 million.
Selling, General and Administrative
Selling, general, and administrative expenses increased by $6.5 million from $2.1 million for the three months ended September 30, 2020 to $8.7 million for the three months ended September 30, 2021, primarily due to additional costs incurred to operate as a public company which includes increased expenses for personnel and benefits by $2.3 million, increased expenditures for legal and professional fees by $0.9 million, increased expenditures for insurance primarily relating to directors' and officers' liability insurance policy by $1.2 million, and increased other expenditures by $2.1 million.
Other Income (Expense)
Total other income increased by $4.3 million from $4.1 million of other expense for the three months ended September 30, 2020 to $0.2 million of other income for the three months ended September 30, 2021. The increase was primarily due to the following:
•Interest expense for the three months ended September 30, 2020 of $2.2 million was primarily related to our convertible notes payable, which were converted to shares of common stock as part of the Business Combination in October 2020. As such, there was no interest expense during the three months ended September 30, 2021;
•A loss from the change in fair value of convertible notes payable derivative liabilities of $1.8 million for the three months ended September 30, 2020. The convertible notes payable were converted to shares of common stock as part of the Business Combination in October 2020. As such, there was no change in fair value of convertible notes payable derivative liabilities during the three months ended September 30, 2021; and
•Interest income of $0.2 million on investments owned during the three months ended September 30, 2021 that were not owned during the comparative period.
Comparison of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2020
The following table summarizes our results of operations on a consolidated basis for the nine months ended September 30, 2021 and 2020 (in thousands, except share data):

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Operating expenses
Research and development	$(40,871)	$(8,134)	$(32,737)	402.5%
Selling, general and administrative	(26,111)	(3,705)	(22,406)	604.8%
Loss from operations	(66,982)	(11,839)	(55,143)	465.8%
Other income (expense):
Interest expense	—	(5,458)	5,458	(100.0)%
Interest income	561	—	561	—%
Change in fair value of convertible notes payable derivative liabilities	—	(1,358)	1,358	(100.0)%
Other expense	—	(12)	12	(100.0)%
Total other income (expense)	561	(6,828)	7,389	(108.2)%
Net loss	$(66,421)	$(18,667)	$(47,754)	255.8%

Weighted-average shares outstanding, basic and diluted	171,842,664	86,981,200	84,861,464	97.6%

Net loss per share, basic and diluted	$(0.39)	$(0.21)	$(0.18)	85.7%
Research and Development
Research and development expenses increased by $32.7 million from $8.1 million for the nine months ended September 30, 2020 to $40.9 million for the nine months ended September 30, 2021 primarily as a result of increased expenditures for components utilized in the development process by $18.9 million in our efforts to commercialize our Hybrid system and continue the design and testing of our Hypertruck ERX system, increased expenditures for external consultancy by $4.6 million to bring in industry expertise to assist in achieving our commercialization milestones, increased labor by $6.5 million as we build out our engineering, operations, and supply chain teams and associated capabilities, increased costs by $2.0 million associated with the purchase of vehicles and equipment to be used in testing of our products, and increased other expenditures by $0.7 million.
Selling, General and Administrative
Selling, general, and administrative expenses increased by $22.4 million from $3.7 million for the nine months ended September 30, 2020 to $26.1 million for the nine months ended September 30, 2021, primarily due to additional costs incurred to operate as a public company which includes increased expenses for personnel and benefits by $9.0 million, increased expenditures for legal and professional fees by $5.7 million, increased expenditures for insurance primarily relating to our directors' and officers' liability insurance policy by $3.5 million, increased marketing and promotional expenses by $1.1 million, increased information technology expenses associated with additional resources and computer system upgrades of $1.0 million, and increased other expenditures by $2.1 million.
Other Income (Expense)
Total other income increased by $7.4 million from $6.8 million of other expense for the nine months ended September 30, 2020 to $0.6 million of other income for the nine months ended September 30, 2021. The increase was primarily due to the following:
•Interest expense for the nine months ended September 30, 2020 of $5.5 million was primarily related to our convertible notes payable, which were converted to shares of common stock as part of the Business Combination in October 2020. As such, there was no interest expense during the nine months ended September 30, 2021;
•A loss from the change in fair value of convertible notes payable derivative liabilities of $1.4 million for the nine months ended September 30, 2020. The convertible notes payable were converted to shares of common stock as part of the Business Combination in October 2020. As such, there was no change in fair value of convertible notes payable derivative liabilities during the nine months ended September 30, 2021; and
•Interest income of $0.6 million on investments owned during the nine months ended September 30, 2021 that were not owned during the comparative period.
Liquidity and Capital Resources
Prior to the Business Combination, the Company’s operations were financed through private placements of redeemable convertible preferred stock and the issuance of convertible notes payable. As of September 30, 2021, our principal sources of liquidity were our cash and cash equivalents in the amount of $289.5 million, which are primarily invested in money market funds.
On November 30, 2020, we issued a notice of redemption to the warrant holders for a redemption of all of the outstanding warrants, on a cash basis, or in the case of the private placement warrants issued in connection with Tortoise’s initial public offering in March 2019 on a cashless basis. As a result, we raised gross proceeds of $140.8 million, $16.3 million of which was received during the first quarter of 2021.
As of the date of this Quarterly Report on Form 10-Q, we have yet to generate revenue from our core business operations. As of September 30, 2021, our current assets were $439.8 million, consisting primarily of cash and cash equivalents of $289.5 million, short-term investments of $144.5 million, and prepaid expenses and other current assets of $5.5 million. Our current liabilities were $16.0 million primarily comprised of accounts payable, accrued expenses, and operating lease liabilities.
We believe the credit quality and liquidity of our investment portfolio as of September 30, 2021 is strong and will provide sufficient liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity whereby no investment security may have a final maturity of more than 36 months from the date of acquisition or a weighted average maturity exceeding 18 months. Eligible investments under the Company’s investment policy bearing a minimum credit rating of A1, A-1, F1 or higher for short-term investments and A2, A, or higher for longer-term investments include money market funds, commercial paper, certificates of deposit, and municipal securities. Additionally, all our debt securities are classified as held-to-maturity as we have the intent and ability to hold these investment securities to maturity, which minimizes the realized losses that we would recognize. However, even with this approach we may incur investment losses as a result of unusual or unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.
Based on our past performance, we believe our current assets will be sufficient to continue to execute on our business strategy and meet our capital requirements for the next twelve months. Our primary short-term cash needs are paying operating expenses. We expect to continue to incur net losses in the short term, as we continue to execute on our strategic initiatives by (i) completing the development and commercialization of the hybrid and electrified drive systems for long haul “Class 8” semi-tractors, (ii) scaling the Company’s operations to meet anticipated demand, and (iii) hiring personnel. However, actual results could vary materially and negatively as a result of a number of factors including, but not limited to, those discussed in the section “Risk Factors” in Item 1A in our 2020 Amended Annual Report.

Cash Flows Used in Operating Activities
For the nine months ended September 30, 2021, cash flows used in operating activities were $49.8 million. The cash used related to Hyliion’s net loss of $66.4 million, adjusted for changes in Hyliion’s working capital accounts of $9.9 million and certain non-cash expense of $6.7 million (including $0.7 million related to non-cash lease expense, $0.7 million related to depreciation and amortization, $1.3 million related to amortization of investment premiums and discounts, and $4.0 million related to share-based compensation).
For the nine months ended September 30, 2020, cash flows used in operating activities were $11.0 million. The cash used related to Hyliion’s net loss of $18.7 million, adjusted for changes in Hyliion’s working capital accounts of $0.5 million and certain non-cash expense of $8.2 million (including $0.7 million related to non-cash lease expenses, $0.7 million related to depreciation and amortization, $1.4 million related to a loss from the change in fair value of the convertible notes payable derivative liabilities, $4.2 million related to amortization of the debt discount and $1.1 million related to paid-in-kind interest on convertible notes payable).
Cash Flows Used in Investing Activities
For the nine months ended September 30, 2021, cash used in investing activities primarily related to the purchase of investments of $268.7 million and capital expenditures of $2.2 million, offset by the proceeds from the sale and maturity of investments of $205.4 million.
For the nine months ended September 30, 2020, cash used in investing activities primarily related to net capital expenditures and totaled $0.1 million.
Net cash used in investing activities is expected to continue to increase substantially as we purchase additional property and equipment as we continue the development of our Hybrid and Hypertruck ERX systems and scale manufacturing operations to meet anticipated demand.
Cash Flows Provided by Financing Activities
For the nine months ended September 30, 2021, cash provided by financing activities was $15.9 million, which was primarily generated from proceeds from the exercise of warrants of $16.3 million and proceeds from the exercise of stock options of $0.6 million, offset by repayment of the PPP loan of $0.9 million.
For the nine months ended September 30, 2020, cash provided by financing activities was $12.3 million which was primarily due to $3.2 million of proceeds from the issuance of a convertible note payable and derivative liabilities and proceeds from a term loan of $10.1 million and PPP loan of $0.9 million, partially offset by the repayment on finance lease obligations and payment for deferred transaction and financing costs of $2.0 million.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our Principal Executive Officer and Principal Financial Officer) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2021, in light of the material weaknesses described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure as of September 30, 2021.

Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously identified and described under Item 9A in the Company’s 2020 Amended Annual Report, the following material weaknesses were present at December 31, 2020: (a) segregation of duties (resulting from the small number of individuals performing the accounting functions), including the lack of a formal journal entry review and approval process; (b) the design and operation of our information technology general controls; and (c) our overall closing and financial reporting processes, including accounting for significant and unusual transactions.
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
•To remediate the information technology controls issue, the Company implemented NetSuite, an Oracle cloud-based ERP and financial reporting solution. This solution allows personnel to implement workflow controls;
•To remediate the material weakness in the overall closing and financial reporting processes, including accounting for significant and unusual transactions, the Company has hired additional internal legal and accounting support, as well as engaged third-party professionals to assist with technical matters; and
•To remediate the financial reporting issue over complex financial instruments, the Company is enhancing its processes to identify and appropriately apply applicable accounting requirements for complex accounting standards, including providing enhanced access to accounting literature, research materials and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.
While the remediation plan has been developed, and action has been taken on resolution of required activities within it, there are still a significant number of steps to be taken to enable management to complete the remediation. Accordingly, we concluded that the material weaknesses had not yet been remediated as of September 30, 2021. We expect to complete our remediation efforts by the end of 2021, subject to operation of controls for a sufficient period.
Changes in Internal Control over Financial Reporting
As discussed above, we are implementing certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
On August 16, 2021, the Company filed a Current Report on Form 8-K (the “August 16th Form 8-K”) reporting that, on August 10, 2021, the Company had entered into an employment agreement with Dennis M. Gallagher who will serve as the Company’s Chief Operating Officer, effective August 16, 2021 (the “Employment Agreement”). The material terms of the Employment Agreement are described in the August 16th Form 8-K and a copy of the Employment Agreement is included as Exhibit 10.1 to this report on Form 10-Q.
Item 6.    Exhibits

Exhibit Number	Description
3.1
Second Amended and Restated Certificate of Incorporation of Hyliion Holdings Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2020).

3.2	Amended and Restated Bylaws of Hyliion Holdings Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2020).
10.1	Employment Agreement, dated August 10, 2021, by and between Hyliion Holdings Corp. and Dennis M. Gallagher.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of November 2021.

HYLIION HOLDINGS CORP.

/s/ Thomas Healy
Name:	Thomas Healy
Title:	President and Chief Executive Officer (Principal Executive Officer)

/s/ Sherri Baker
Name:	Sherri Baker
Title:	Chief Financial Officer (Principal Financial Officer)