Form 10-K
period 2021-12-31
Hyliion Holdings Corp.
filed 2022-02-24
CIK 1759631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, based upon the closing price of such stock on The New York Stock Exchange on such date of $11.65, was $1.41 billion. This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.
As of February 14, 2022, 173,568,127 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.
Portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Note Regarding Third-Party Information
Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity and market size, is based on information from various sources, on assumptions that we have made that are based on those data and other similar sources, and on our knowledge of the markets for our services. This information includes a number of assumptions and limitations, and you are cautioned not to give undue weight to such information. In addition, projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K and in other documents we file from time to time with the Commission that disclose risks and uncertainties that may affect our business. These and other factors could cause results to differ materially and adversely from those expressed in the estimates made by third parties and by us.
Unless otherwise indicated or unless the context requires otherwise, all references in this document to “Hyliion,” “our company,” “we,” “us,” “our,” and similar names refer to Hyliion Holdings Corp. and, where appropriate, its subsidiary.
ii

Part I
ITEM 1. BUSINESS
Overview
Hyliion is a Delaware corporation headquartered in Cedar Park, Texas. As previously reported in our Amended Annual Report on Form 10-K for the year ended December 31, 2020, on June 18, 2020, Tortoise Acquisition Corp. (“TortoiseCorp”) entered into a business combination agreement (the "Business Combination Agreement") with each of the shareholders of Hyliion Inc., a Delaware corporation (“Legacy Hyliion”), and consummated the merger contemplated by the Business Combination Agreement (the "Business Combination"), with Legacy Hyliion surviving the merger as a wholly-owned subsidiary of TortoiseCorp, which was renamed “Hyliion Holdings Corp.” As a result of the Business Combination, we became an NYSE listed company.
Our mission is to be the leading provider of electrified powertrain solutions for the commercial vehicle industry. Our goal is to reduce the carbon intensity and the Greenhouse Gas ("GHG") emissions of the transportation sector by providing electrified powertrain solutions for Class 8 semi-trucks at the lowest total cost of ownership ("TCO"). Throughout our product offerings, we utilize our battery systems, control software and data analytics, combined with fully integrated electric motors and power electronics, to produce electrified powertrain systems. Hyliion currently offers two different product lines; a Hybrid system which is designed as an add-on to electric powertrain to trucks which can augment power needs, and the Hypertruck which is a complete powertrain option that is fully electric drive and leverages an onboard generator to recharge the batteries as the vehicle is in operation. By reducing both GHG emissions and TCO, our environmentally conscious solutions support our customers’ pursuit of their sustainability and financial objectives.
We are currently selling the Hybrid eX version of our Hybrid product and are developing our Hypertruck electrified powertrain systems for long-haul Class 8 commercial vehicles. Our Hybrid eX system has been installed in low volumes on our initial customers’ commercial vehicles. Across these customer installations and over the entire Hyliion fleet, we have accumulated millions of real-world road miles on Class 8 commercial vehicles. Our Hybrid eX system can either be installed on a new vehicle prior to entering fleet service or retrofit to an existing in-service vehicle. The Hypertruck platform leverages the experience and operating data from our Hybrid eX system to offer a solution to replace the traditional diesel or Compressed Natural Gas ("CNG") powertrain installed in new vehicles.
The Hypertruck powertrain which is a range-extender vehicle, is addressing the market needs of having a fully electric drive truck that can travel long distance between refuels and can leverage existing natural gas infrastructure. Our initial expected deliveries of our Hypertruck systems to customers are designed to have their batteries recharged by a CNG generator, called the Hypertruck ERX. Our Hypertruck ERX system can offer commercial vehicle owners and operators a net carbon negative electrified powertrain option, when using Renewable Natural Gas (“RNG”). We believe CNG/RNG is the correct fuel source to begin with, but there are other fuels that will become available to address this climate change initiative, including Hydrogen. Hyliion has showcased a multistage roadmap that starts with utilizing a CNG/RNG generator and evolves into offering Hydrogen-based solutions as well. The Hypertruck platform is designed to be generator agnostic while the rest of the electric powertrain can remain the same. Hyliion plans to initially release the Hypertruck ERX natural gas solution, and then expects to release a Fuel Agnostic generator and a Hydrogen Fuel Cell generator for the Hypertruck platform.
CNG fueled recharging is preferable due to both the current comparable cost of fuels and existing availability of CNG refueling infrastructure. Class 8 commercial vehicles can currently be refueled with CNG through existing, geographically diverse and third-party accessible natural gas refueling stations established across North America. Globally, RNG, CNG and liquefied natural gas (“LNG”) are used widely for land-based transport and trucking and Hyliion believes there are established, geographically diverse and third-party accessible refueling stations available in certain areas in which Hyliion expects it may leverage in connection with the use of its electrified powertrain solutions in the future. We believe there is opportunity for adoption of our electrified powertrain solutions across Europe. This existing and accessible refueling infrastructure will significantly reduce the buildout time and cost required to utilize our Hypertruck ERX system as compared to other proposed potential electrified solutions.
Our Hybrid eX and Hypertruck systems are designed to be able to be installed on most major Class 8 commercial vehicles in the long term, which will give our customers the flexibility to continue using their preferred vehicle brands and maintain their existing fleet maintenance and operations strategies. Our early Hybrid eX system deployments include leaders in the transportation and logistics sector. We are focusing our initial marketing efforts on large fleet operators as well as companies committed to reducing the overall environmental impact and fuel costs of their owned and operated trucking fleets.

Market Opportunity
Our solutions are currently addressing Class 8 commercial vehicles with an intent to begin deployments in North America and then expand globally. Based on ACT Research’s estimates, there are eight million Class 8 commercial vehicles currently in operation globally. In addition, ACT Research estimates that the active Class 8 commercial vehicle population will grow by approximately 4.5% annually from 2022 to 2025.
Challenges with Other Solutions
With the global focus on reducing the environmental impact of commercial transportation, a number of companies have begun developing solutions to lower GHG emissions in commercial vehicles, including plug-in commercial battery electric vehicles (“BEVs”) and commercial fuel cell electric vehicles (“FCEVs”). However, neither of these solutions have been commercialized or delivered in volume for the long-haul Class 8 commercial vehicle space at this time. While we do see market opportunities for these solutions, we believe they will face unique challenges for widespread adoption in the near term, which may include:
•limited availability of such commercial vehicles or solutions;
•a higher TCO relative to currently available diesel commercial vehicles;
•limited availability and capacity of electric charging infrastructure and hydrogen fueling infrastructure;
•higher lifecycle GHG emissions due to emissions from electricity generation to recharge the batteries (from the electrical grid or hydrogen production) and the emissions associated with the production of the battery cells;
•the need or choice to completely redesign the commercial vehicle to implement the solution;
•reduced available payload capacity (and resulting loss of revenue-producing transportation capacity) due to the size and weight of required on-board batteries;
•limited range on a single charge or fueling;
•longer recharging or refueling times compared to refueling times for currently available diesel and natural gas fueled commercial vehicles; and
•the need to change customers’ existing fleet operations, including procurement, dispatch, logistics, maintenance, repair, servicing and driver training.
Our Technology and Solutions
Our electrified powertrain solutions utilize battery systems, control software and data analytics, combined with electric motors and power electronics, to produce an electrified powertrain system technology platform that can be used to either augment, in the case of our Hybrid system, or fully replace, in the case of our Hypertruck ERX system, conventional powertrains in Class 8 commercial vehicles and improve their performance. Our solutions are designed to be compatible with most major Class 8 commercial vehicle manufacturers and are fuel and generator agnostic, giving our customers flexibility to choose the vehicles and fuel source that best fit their overall commercial vehicle operations strategy in their transition to electrified transportation.
Hybrid Electric Powertrain System
Our Hybrid system (the "Hybrid eX") can be installed on most major Class 8 commercial vehicles to reduce fuel usage, decrease GHG emissions, improve performance and/or reduce operating costs. Our Hybrid system is comprised of battery systems and an associated software management solution, a control module running our software and data analytics, high and low voltage power distribution and a thermal management system. The battery system and controllers can be attached to the frame rail of most major Class 8 commercial vehicles, providing cost savings in the case of diesel and simplifying installation, and incorporating a custom e-axle solution with associated cooling box to reduce weight and improve system efficiencies. The system is charged by regenerative braking and downhill deceleration and discharged to provide additional horsepower and torque when called upon by our control software, thereby reducing fuel usage and related GHG emissions or applying additional power to improve vehicle performance. Our Hybrid system’s battery power can be utilized as an auxiliary power unit (“APU”) to supply electricity for in-cab devices and air conditioning to reduce or eliminate idling when the driver is “hoteling” in the truck. Based on internal and third-party testing and customer-reported experiences, we believe the benefits of utilizing our Hybrid system compared to conventional diesel or CNG commercial vehicles will reduce fuel usage, emissions, idling and/or improved performance.
We believe that reduced operating costs will be the main decision factor for many fleets in adopting our Hybrid system. Our Hybrid system enables fleets to transition from diesel to natural gas engines, which can currently be fueled at a cost significantly lower than the fuel cost of a diesel engine.
Our Hybrid eX system officially launched, and our first Hypertruck ERX showcase unit was unveiled, on August 31, 2021 at the ACT Expo in Long Beach, CA. Compared to previous Hyliion Hybrid systems, the Hybrid eX offers fleets a lighter solution that is easier to install, service and operate. The Hybrid eX draws upon the real-world feedback Hyliion has received from customers and the millions of miles logged with the previous system. Due to shortages of various components caused by global supply chain disruptions, we are experiencing longer delivery times for a portion of the orders we have received on new Hybrid eX units. In addition, we are assessing the potential demand impact for the Hybrid eX product offering in light of recent changes within the competitive landscape.
Hypertruck ERX Powertrain System
Our Hypertruck ERX system, which is an electric range extender powertrain system, is being designed for installation on most major Class 8 commercial vehicles to create a net carbon negative capable electrified Class 8 commercial vehicle when using RNG. Our Hypertruck ERX system builds upon technical knowledge gained from our Hybrid system and consists of a larger battery system, an associated software management and data analytics solution, a range extending electric generator powered by a customer’s choice of fuel, a primary electric traction drive system and power electronics with integrated controls and our Hyliion Co-Pilot in-cab driver display. The system works by pairing a fully electric powertrain with a battery system that is recharged by an onboard generator that produces electricity. This system fully replaces the traditional powertrain in Class 8 commercial vehicles, while giving our customers the flexibility to choose between most major Class 8 commercial vehicle brands and fuel type for their long-haul applications.
We plan to leverage varying battery system sizes to achieve different all-electric EV vehicle ranges, including a 75-mile capable electric range solution which will likely qualify for Zero Emission Vehicle credits.
Our Hypertruck ERX system combines the performance of fully electric powertrains with the refueling efficiency of traditionally fueled vehicles. We estimate that it may be less expensive to run our onboard generator to produce electricity than recharging a BEV from the grid. By using onboard generation of electricity, rather than using a large battery pack for a BEV, our Hypertruck ERX system will provide an extended range over commercial BEVs. We believe the benefits of our Hypertruck ERX system will include:
•a powertrain solution as opposed to a complete vehicle redesign;
•lower TCO than diesel;
•net carbon negative electric Class 8 commercial vehicle solution potential;
•utilization of existing natural gas infrastructure;
•zero tailpipe emissions drive capable;
•range comparable to diesel;
•industry standard refueling times; and
•familiarity to existing Class 8 commercial vehicle brands.
Hypertruck ERX Rollout Timeline
We began our Hypertruck ERX roadshow in November 2021 with a two-day showcase event focused on demonstrating the features and benefits of the powertrain firsthand. The roadshow consisted of ride-alongs and in-depth product education of the Hypertruck ERX’s features and benefits, including how it enables fleets’ decarbonization goals while also reducing TCO. Our development timeline has been extended to allow for design verification and testing inclusive of critical summer and winter seasons, as well as the accumulation of up to one million miles prior to production. We expect to complete design verification and begin initial controlled fleet trials by the end of 2022.
While we have recently achieved critical product milestones, shortages in the supply chain and changes to the development program have led to an extension in the go-forward development timeline. Similar to others in the automotive industry, the semiconductor shortage, as well as several other key components, is extending our timelines longer than expected. These supply chain challenges have been especially prominent in the trucking industry, and one of the impacts has been significantly extended lead times for ordering new trucks. Fleets are experiencing lead times on new truck purchases that extend out for delivery into 2023. We have already placed orders with Peterbilt for all chassis needed in 2022 and are working to secure build slots for the 2023 calendar year in an effort to mitigate potential future supply chain impacts to our Hypertruck ERX development schedule. We continue to work closely with our current supply base to improve delivery of components for the quarters ahead and are diligently seeking alternative sources of supply for components that meet our technical specifications with shorter lead times.
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
Generator and Fuel Agnostic
Although our initial Hypertruck ERX system is being used in conjunction with CNG, it is designed to be generator and fuel agnostic. Our current designs would allow our Hypertruck system to use any available fuel generator to recharge the battery system without needing to change other components of its electric powertrain system. In addition to natural gas, other potential generator options include hydrogen fuel cells, and Fuel Agnostic generator solutions. The effect of the system’s design is to allow our Hypertruck ERX system customers to choose their preferred recharging fuel based on their unique priorities, including fuel cost and availability and emissions objectives. By designing our solutions in this manner, we expect to be able to quickly adapt to changing commodity price and availability fundamentals, customer preferences and regulatory signals and mandates without the need to redesign our solutions.
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
We intend to develop additional value-added services and software programs for our customers by further utilizing the data we harvest and the insights into vehicle performance and utilization our solutions provide, which could include predictive maintenance and other logistics and fleet management services.
Our Hyliion Co-Pilot product runs on our in-cab display and provides real-time vehicle performance, vehicle status metrics and driving feedback to the vehicle operators.
Strategy
Our mission is to be the leading provider of electrified powertrain solutions for the commercial vehicle industry. Our value proposition to our customers has many key elements including: reduced GHG emissions, cost savings, performance, availability and leveraging existing infrastructure.
Maintaining Technology Leadership and First-Mover Advantage
Our Hybrid eX system is currently being sold, and we are one of the first to the market with an electric powertrain solution for long-haul Class 8 commercial vehicles. Our software and the algorithms that drive our Hybrid eX solution has been utilized in millions of real-world road miles, which are used to drive continuous improvements in the system management software. Our Hypertruck ERX system is in advanced development, and we intend to complete design verification and begin initial controlled fleet trials by the end of 2022. We expect to capture a market share for low and zero emission commercial vehicles by being one of the first to the market and by having a solution that can offer a net carbon negative capable electrified powertrain option to the industry.
Focusing on Powertrains
Our electrified powertrain solutions are designed to be installed on Class 8 commercial vehicles from most major commercial vehicle OEMs. By focusing on the powertrain and its associated components and including compatibility into its design, our solutions are intended to give its customers the flexibility to use their preferred vehicle brand. This will allow our customers to adopt our Hybrid eX or Hypertruck ERX system while continuing to utilize their existing maintenance and service organizations. We believe this approach will increase the adoption of our solutions by reducing our customers’ cost and risk of transitioning to electrified transportation.

Leveraging Existing Infrastructure
We intend to leverage the substantial infrastructure of the existing commercial transportation sector of diesel and CNG to accelerate adoption of its solutions. To start, utilizing CNG allows for electrified Class 8 commercial vehicle solutions that do not require substantial new infrastructure, such as the construction of electric charging stations. By utilizing existing commercial transportation fueling infrastructure, we believe our customers can achieve low GHG emissions, when utilizing CNG, or carbon negative status, when utilizing RNG, with our solutions. Hydrogen refueling stations are in development for regional vehicle operation and Hyliion intends to leverage these stations with the Hypertruck platform equipped with Hydrogen capable generator solutions.
Continuing to Build and Leverage Strategic Relationships
We intend to continue developing partnerships to accelerate the development and production of our solutions. We have entered into (a) agreements with Meritor, Inc., FEV North America Inc. and other companies for component development, potential future sourcing and design and system integration support, and (b) a partnership agreement with American Natural Gas (“ANG”) that offers our customers discounted pricing for RNG at ANG fueling stations across the country. Our strategic, engineering, production and technology partners augment our internal resources, and we intend to leverage their capabilities and infrastructure to bring our solutions to market more quickly and to meet industry standards, without requiring us to invest substantial amounts of capital in internal production operations.
Customer Demand
We have deployed demonstration Hybrid eX systems to certain early adopters we expect some to be customers in the future, including leaders in the transportation and logistics sector as well as companies committed to reducing the overall environmental impact and fuel costs of their owned and operated trucking fleets. Further, we commercialized and began selling the Hybrid eX system in the fourth quarter of 2021.
In 2021, Hyliion announced its Hypertruck Innovation Council, which consists of some of the largest fleets who will be assisting Hyliion along the development journey and will be among the first to experience the Hypertruck ERX. We anticipate our initial customers for the Hypertruck ERX system will be our Hypertruck Innovation Council members who will be the first to operate the Hypertruck ERX through controlled fleet deployments which will begin with some fleets in 2022 with further controlled fleet deployments anticipated. The successful launch program and deployment of the Hypertruck ERX met with positive feedback from customer operations teams and drivers and generated further interest in the Hypertruck ERX solution and longer-term commercial relationships with Hyliion.
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
Research and Development
Our research and development activities primarily take place at our headquarters in Cedar Park, Texas, on our testing and demonstration vehicles on roads and highways, and at our partners’ facilities. Our research and development is primarily focused on:
•electrified powertrain development and system integration;
•control software and algorithms for our powertrain systems;
•BMS enhancement;
•next generation packaging and cooling for our battery systems;
•interoperability with third-party powertrain components, such as e-motors, inverters and axles;
•component integration;
•accelerated lifetime testing processes to improve reliability, maintainability and system-level robustness;
•data analytics; and

•alternative products for existing and in development components and technology.
The majority of our current activities are focused on the research and development of our electrified powertrain systems, third-party component integration and the underlying proprietary battery and software technology platforms. We undertake significant testing and validation of our products and components in order to ensure that they will meet the demands of our customers.
Intellectual Property
Intellectual property is important to our business, and we seek protection for our strategic intellectual property. We rely upon a combination of patents, copyrights, trade secrets, know-how and trademark laws, along with employee and third-party non-disclosure agreements and other contractual restrictions to establish and protect our intellectual property rights.
At December 31, 2021, we had 22 issued U.S. patents and 17 pending U.S. patent applications. We pursue the registration of our domain names, trademarks and service marks in the United States and in some locations abroad. In an effort to protect our brand, at December 31, 2021 we had three registered and five pending trademarks in the United States and 29 registered and 19 pending trademarks internationally.
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
Human Capital
As of December 31, 2021, we had approximately 200 employees who were all located within the United States. We have not experienced any work stoppages and we consider our relationship with our employees to be good. None of our employees are subject to a collective bargaining agreement or represented by a labor union. Our people are integral to our business, and we are highly dependent on our ability to attract and retain key employees and hire qualified management and technical and vehicle engineering personnel. We seek to provide our employees with competitive compensation and benefits, including grants of equity under our equity incentive plans, access to 401(k) plans and medical, life and disability insurance. We welcome the diversity of all team members and encourage the integration of their unique skills, thoughts, experiences and identities. By fostering an inclusive culture, we enable every member of the workforce to leverage unique talents and high-performance standards to drive innovation and success. The ongoing COVID-19 pandemic presents unique challenges to us and our daily operations. Our production and research and development employees continue to mainly work in our headquarter facilities with implementation of practices including company-wide policies to ensure the safety of each employee and compliance with Occupational Safety and Health Administration standards, access to personal protective equipment and enhanced sanitation procedures. We have developed a flexible work policy that allows certain employees to work from home. While we are currently still a small company in terms of headcount, we have plans to grow, and expect that our practices and programs with respect to human capital management will grow as we do.
Government Regulations
We operate in an industry that is subject to extensive environmental regulation, which has become more stringent over time. The laws and regulations to which we are subject govern, among others:
•water use;
•air emissions;
•use of recycled materials;
•energy sources;
•the storage, handling, treatment, transportation and disposal of hazardous materials;
•the protection of the environment;
•natural resources and endangered species; and
•the remediation of environmental contamination.
We may be required to obtain and comply with the terms and conditions of multiple environmental permits, many of which are difficult and costly to obtain and could be subject to legal challenges. Compliance with such laws and regulations at an international, regional, national, provincial and local level is an important aspect of our ability to continue operations.

Environmental standards applicable to us are established by the laws and regulations of the countries in which we operate, and our product are sold, standards adopted by regulatory agencies and the permits and licenses that we hold. Each of these sources is subject to periodic modifications and increasingly stringent requirements. Violations of these laws, regulations, or permits and licenses may result in substantial civil and criminal fines, penalties, orders to cease the violating operations, or to conduct or pay for corrective works. In some instances, violations may also result in the suspension or revocation of permits and licenses.
EPA and CARB Emissions Compliance and Certification
Under the U.S. Clean Air Act, some of our electrified powertrain solutions may be required to obtain a Certificate of Conformity issued by the Environmental Protection Agency (“EPA”) and a series of California Executive Orders issued by the California Air Resources Board (“CARB”), demonstrating that our powertrains and vehicles comply with requirements including as applicable, emission standards for both criteria pollutants, such as nitrogen oxides (“NOx”) and particulate matter (“PM”), and GHGs, such as carbon dioxide ("CO2") and nitrous oxide (“N2O”). A Certificate of Conformity is required for vehicles sold in all states and Executive Orders are required for vehicles sold in California and states that have adopted the California standards. CARB sets the California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California and, under the U.S. Clean Air Act, must obtain a waiver of preemption from the EPA before implementing and enforcing such standards. States that have adopted the California standards, as approved by the EPA, also require a CARB Executive Order for sales of vehicles in those states. There are currently four states that have adopted the California standard for heavy-duty vehicles.
Pursuant to its authority under the U.S. Clean Air Act, the EPA adopted Phase 1 fuel efficiency and GHG standards for heavy-duty vehicles and engines effective 2014 through 2018. The EPA subsequently adopted more stringent fuel efficiency and GHG standards for heavy-duty vehicles and engines in October 2015. Phase II CARB also has adopted GHG and fuel efficiency standards for heavy-duty vehicles and engines effective 2018 to 2027, and is implementing an Advanced Clean Trucks rule that would require heavy-duty vehicle manufacturers to produce and offer for sale in California a certain number of zero-emission vehicles. Manufacturers of vehicles and engines must comply with the GHG standards as a condition of the EPA Certificate of Conformity and the CARB Executive Order.
Additionally, CARB is also providing more stringent criteria on heavy-duty engines, now testing requirements an expanded emissions warranty for specific engines and powertrain components in CARB’s Low NOx Omnibus rule. As currently proposed, CARB’s Low NOx Omnibus rule would begin in 2024 and be implemented through 2031.
All vehicles and engines manufactured for sale in the United States must be covered by an EPA Certificate of Conformity (and respective CARB Executive Orders if sold in California), including engines and vehicles using zero-emission or low-carbon technology. As is necessary, an EPA Certificate of Conformity and/or CARB Executive Order, covering both criteria pollutants and GHG, must be obtained each model year for each engine family and heavy-duty vehicle. Failure to obtain or comply with the terms of a Certificate of Conformity or Executive Order is subject to civil penalty and administrative or judicial enforcement.
Receipt of an EPA Certificate of Conformity and CARB Executive Orders obligates the holder to ensure that the covered engine or vehicle complies with applicable standards throughout the full useful life of the product, which ranges from ten years or 185,000 miles, whichever comes first, for medium heavy-duty vehicles, to ten years or 435,000 miles, whichever comes first, for heavy heavy-duty vehicles. Emissions control system warranty coverage must be provided for a period of five years or 50,000 to 100,000 miles, whichever comes first and depending on the engine and vehicle size. During this time, manufacturers must repair emission-related defects at no cost to the customer. Throughout the full useful life of the engine or vehicle, manufacturers are required to remedy in-use problems that cause engines or vehicles to exceed emission standards for criteria pollutants or GHGs. Manufacturers may have to conduct recalls, service campaigns or other field actions, or provide extended warranties to address any such in-use issues that may arise. Both the EPA and CARB are considering extending the emissions warranty period, depending on the engine size.
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
RNG Credits
Generation and Sale of Renewable Identification Numbers (“RIN”) Credits and Low Carbon fuel Standards ("LCFS") Credits. In February 2010, the EPA finalized the Renewable Fuel Standard (“RFS”) (which was established by the Energy

Policy Act of 1992/2005), which creates RINs that can be generated by the production and use of RNG in the transportation sector and sold to fuel providers that are not compliant under the RFS. In addition, CARB and comparable agencies in Oregon have adopted the LCFS, which encourages low carbon “compliant” transportation fuels (including CNG) in the California and Oregon marketplace by allowing producers of these fuels to generate LCFS Credits that can be sold to noncompliant regulated parties.
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
Examples of other potential incentive and grant programs that either we or our customers can apply for include:
•Low Carbon Fuel Standard (LCFS). The LCFS was initially developed in California and is quickly gaining traction in other jurisdictions around the United States and the world. The goal is to reduce the well-to-wheel carbon intensity of fuels by providing both mandated reduction targets as well as tradable and sellable credits.
•Purchase Incentives. Both California and New York have active programs that provide “cash on the hood” incentives to customers that purchase newer, lower emissions vehicles, including zero-emission vehicles. Other states are considering developing similar programs.
•Grant Programs. Government entities at all levels from federal, including the U.S. Department of Energy, state (for example, CARB) and local (for example, North Texas Council of Governments), have grant programs designed to increase and accelerate the development and deployment of zero-emission vehicles and infrastructure technologies.
•EPA Smartway. The EPA Smartway program provides grants and funding for the retrofit of heavy-duty vehicles with components and technologies that reduce emissions. Drivers and fleet owners who repower vehicles with advanced technology powertrains or CNG engines may be able to access funding to offset a portion of the cost.
European and Other Requirements for Heavy-Duty Vehicles
Similar to requirements in the US, Europe and other jurisdictions regulate pollutants, operational characteristics and content of heavy-duty vehicles and vehicle equipment. For example, European emission regulations of heavy-duty vehicles (currently under “Euro VI” regulations) specify criteria pollutant emission limits from various vehicles, including heavy-duty vehicles, that are similar to those of EPA and CARB. The European regulations also require similar engine and vehicle OBD systems to those of EPA and CARB. However, as these are ‘similar’ emissions and diagnostic regulations, the EPA and CARB are not the same as European emissions and diagnostic regulations. Unlike the generally synergistic relation and regulations between EPA and CARB, current European emissions and diagnostic regulations require separate design, validation, testing and approval such that EPA and/or CARB approval does not directly correlate to European approval of similar powertrain and vehicle equipment. Other requirements regulating vehicles and vehicle equipment components similar to Hyliion systems may be applicable to or exempted by regulation. For example, European Restriction of Hazardous Substance (“ROHS”) regulates materials in electrical equipment, but currently exempts transport vehicles. As Hyliion considers these other markets, Hyliion systems will be configured to meet these requirements in other jurisdictions.
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
Manufacturers of vehicles that operate on US highways must also comply with NHTSA safety reporting requirements concerning safety involving Hyliion systems concerning various issues including, but not limited to, accidents, warranty claims, field actions and reports and recalls. As situations may arise, Hyliion will take appropriate actions to comply with these reporting requirements.
Competition
We have experienced, and expect to continue to experience, intense competition from a number of companies, particularly as the commercial transportation sector increasingly shifts towards low-emission, zero-emission, or carbon neutral solutions. We face competition from many different sources, including major commercial vehicle OEMs and companies that are developing alternative fuel and electric commercial vehicles. Existing commercial vehicle OEMs such as PACCAR, Navistar, Volvo, Mack Trucks and Daimler maintain the largest market shares in the sector. Given we primarily develop and sell powertrains that are designed to be installed into an OEM’s commercial vehicle to augment or replace conventionally fueled powertrains, as opposed to a complete commercial vehicle, we believe we will primarily compete with other powertrain providers offering new low emissions solutions as opposed to commercial vehicle OEMs as we are not producing the entire vehicle. While there are many competitors addressing electrification of commercial vehicles, many of them are focused on shorter range vehicles. We are providing electrified solutions that are addressing both the long-haul and regional transportation sectors. We believe the primary competitive factors in the long-haul Class 8 commercial vehicle market include, but are not limited to:
•total cost of ownership;
•emissions profile;
•availability of charging or fueling network;
•ease of integration into existing operations;
•product performance and uptime;
•vehicle quality, reliability and safety;
•vehicle support, parts and on-road service network;
•technological innovation specifically around battery, software and data analytics; and
•fleet management.
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
Numerous companies have announced their plans to bring long-haul Class 8 commercial BEVs and FCEVs to the market over the coming years. Cummins, Daimler, Dana, Navistar, PACCAR, Volvo, Tesla, Nikola, Lion Electric, Hyzon and other commercial vehicle manufacturers have announced their plans to bring Class 8 commercial BEVs or FCEVs to the market. However, we do not believe any of them have showcased a roadmap similar to Hyliion’s where it is a range extender electric vehicle that utilizes various generators with different fuel sources. Furthermore, we will also face competition from manufacturers of internal combustion engines powered by diesel fuel. We expect additional competitors may enter the market as well.
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
Strategic Collaborations
FEV Commercial Agreement
In December 2020, we entered into a Master Service Agreement with FEV North America Inc. (“FEV”) relating to the provision of engineering services (the “FEV MSA”). The FEV MSA provides that FEV will provide services to us on a non-exclusive basis relating to engineering and research and development in connection with our development of electrified solutions for heavy-duty trucks, among other matters. The FEV MSA contemplates that we will, from time to time, provide FEV with the details of projects that we are working on and request that FEV submit a proposal to provide services to us in connection with such projects. If mutually agreed to by us and FEV, FEV would then provide such services to us pursuant to the MSA. In August 2020 and the second quarter of 2021, we and FEV entered into a statement of work, pursuant to which FEV is providing engineering services to us.
Collaboration with American Natural Gas
Since 2018, we and American Natural Gas (“ANG”) have collaborated, on a non-exclusive basis, in connection with customer inquiries, on potential co-marketing opportunities and potential opportunities for ANG to provide our customers with RNG/CNG at fueling stations built, owned, or operated by ANG across the United States. In October 2020, we entered into a sales agreement and partnership agreement with ANG. The sales agreement includes a pre-order of up to 250 Hypertruck ERX vehicles and the partnership agreement offers our customers discounted pricing for RNG at ANG fueling stations across the country and, for qualifying fleet customers, ANG has also agreed to build new fueling stations near our customer locations with no upfront capital costs to such customers.
Available Information
Additional information about Hyliion is available at www.hyliion.com. On the Investor Relations page of the website, the public may obtain free copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable following the time that they are filed with, or furnished to, the Securities and Exchange Commission (“SEC”). References to our website do not constitute incorporation by reference of the information contained in such website, and such information is not part of this Form 10-K.
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
We incurred a net loss of $96.0 million for the year ended December 31, 2021 and have incurred cumulative net operating losses of $130.3 million during the previous three years ended December 31, 2021. We believe that we will continue to incur significant operating and net losses each quarter until at least the time we begin commercial deliveries of our Hypertruck ERX system, which are not expected to begin until 2023 or later, and may not occur at all. Even if we are able to successfully develop and sell our electrified powertrain solutions, there can be no assurance that they will be commercially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of our electrified powertrain solutions, which may not occur.
We will require significant capital to develop and grow our business, including developing, producing and servicing our electrified powertrain solutions and building our brand. We expect to incur significant expenses which will impact our profitability, including research and development expenses (including our Hypertruck ERX system), component and service procurement costs, sales and distribution expenses as we build our brand and market our electrified powertrain solutions, and general and administrative expenses as we scale our operations and incur costs as a public company. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our electrified powertrain solutions to meet projected performance metrics and successfully market our electrified powertrain solutions and services, but also to sell our products at prices to achieve our expected margins and control our costs. We may need to sell our products at a loss or discounted pricing in the near term in order to gain customer base and confidence of fleet customers. If we are unable to efficiently design, produce, market, sell, distribute and service our electrified powertrain solutions, our margins, profitability and prospects would be materially and adversely affected.
We are in the early stages of developing key commercial relationships with suppliers and customers, and our ability to predict the outcome of those relationships is limited.
We are in the process of developing partnerships to accelerate the development and production of our solutions and have deployed demonstration Hybrid system units to certain companies we expect to be customers in the future; however, all of our commercial relationships are in the early stages of development and we do not have the ability to predict with certainty the outcome of those relationships. Our partners may face delays or be unable to meet our business requirements and standards at the quantity, quality and price levels needed for our business. The entities that we expect to be customers in the future may decide not to do business with us. Because we are still getting to know our partners and the commercial space in which we are doing business, these relationships could result in controversies or even litigation, which could have a material adverse effect on our ability to continue our plans for strategic growth and ultimately our business results.
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
Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We intend to expand our operations significantly. We intend to continue to hire a significant number of additional personnel, including software engineers, design and production personnel and service technicians for our electrified powertrain solutions. Because our electrified powertrain solutions are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in alternative fuel and electric vehicles may not be available to hire, and as a result, we will need to expend significant time and expense training any newly hired employees. Competition for individuals with experience designing, producing and servicing electrified vehicles and their software is intense, and we may not be able to attract, integrate, train, motivate, or retain additional highly qualified personnel, particularly with respect to software engineers in the Austin, Texas area where we are headquartered. Due to the specific skills required, the strong job market nationally and the high cost of living and competition in the Austin, Texas area, we may experience increased relocation expenses, higher expenses to recruit and retain talent and challenges at attracting talent. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business, prospects, financial condition and operating results.
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
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including:
•the pace at which we continue to design, develop and produce new products and increase production capacity;
•the number of customer orders in a given period;
•changes in manufacturing costs;
•the timing and cost of and level of investment in, research and development relating to our technologies and our current or future facilities;
•developments involving our competitors; and
•changes in governmental regulations or applicable law.
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
Our success, and our ability to increase revenue and operate profitably, depends in part on our ability to identify target customers and to convert early trial deployments with truck fleets into meaningful orders or additional deployments in the future. If we are unable to meet our customers’ performance requirements or industry specifications, identify target customers or convert early trial deployments in truck fleets into meaningful orders or obtain additional deployments in the future, our business, prospects, financial condition and operating results would be materially adversely affected. Moreover, if we or our customers find that our Hybrid system does not perform as expected or if our customers decide to wait until our Hypertruck system is deployed before making any purchases, we may cease to distribute our Hybrid system, or recall some or all of our product, and future distributions may be delayed or cease for some period of time or indefinitely.
We plan to accept reservation orders for the sale of our electrified powertrain solutions that are cancellable, and our initial pre-launch sales order for Hypertruck ERX equipped trucks is cancellable.
Our electrified powertrain solutions are still in the development and testing phase and commercial deliveries of the Hypertruck ERX system are not expected to begin until 2023 or later, and may not occur at all. As a result, we plan to accept reservation orders for our electrified powertrain solutions that will be cancellable by customers without penalty. As a result, no assurance can be made that reservations will not be cancelled or that reservations will result in the purchase of our electrified powertrain solutions, and any such cancellations could harm our business, prospects, financial condition and operating results.
We may also enter into contracts for the sale of our electrified powertrain solutions that include various cancellation rights in favor of the customer. For example, in May 2020, we entered into a pre-launch sales agreement (the “Agility Pre-Launch Agreement”) with Agility Logistics Cargo Transport Co. WLL (“Agility Transport”), a company organized under the laws of and based in Kuwait and a subsidiary of Agility Public Warehousing Company K.S.C.P. for up to 1,000 trucks equipped with our Hypertruck ERX system in one or more future purchase orders, subject to certain testing and performance requirements and termination rights, including a right to terminate the Agility Pre-Launch Agreement prior to purchasing all or any portion of Agility Transport’s pre-order. The Agility Pre-Launch Agreement does not specify the terms or period upon which these purchase orders may be entered into, such that our sale of Hypertruck ERX to Agility Transport is subject to the parties reaching further agreement on the terms of the purchase agreements. Any termination, reduction or dispute related to this agreement or others similar to it could harm our business, prospects, financial condition and operating results.
We intend to sell our electrified powertrain solutions to large commercial vehicle OEM customers and large volume customers, and the failure to obtain such customers, loss of sales to such customers or failure to negotiate acceptable terms in contract renewal negotiations could have an adverse impact on our business.
Although we intend to sell our electrified powertrain solutions to commercial vehicle OEMs and other large volume customers, we may not be able to establish relationships with such OEMs or large volume customers if customer demand is not as high as we expect or if commercial vehicle OEMs face pressure from their existing suppliers not to purchase our electrified powertrain solutions. We may enter into long-term contracts with certain of these commercial vehicle OEMs and other large volume customers, who have substantial bargaining power with respect to price and other commercial terms, and any long-term contracts would be subject to renegotiation and renewal from time to time. Failure to obtain new customers, loss of all or a substantial portion of sales to any future customers for whatever reason (including, but not limited to, loss of contracts or failure to negotiate acceptable terms in contract renewal negotiations, loss of market share by these customers, insolvency of such customers, reduced or delayed customer requirements, plant shutdowns, strikes or other work stoppages affecting production by such customers), or continued reduction of prices to these customers could have a significant adverse effect on our financial results. There can be no assurance that we will be able to obtain or retain large volume customers or that we will be able to offset any reduction of prices to these customers with reductions in our costs or by obtaining new customers.
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
Our electrified powertrain solutions may contain defects in design and production that may cause them not to perform as expected or may require repair. There can be no assurance that we will be able to detect and fix any defects in our electrified powertrain solutions. Our electrified powertrain solutions may not meet customers’ expectations or perform competitively with other vehicles that may become available. Any product defects or any other failure of our electrified powertrain solutions and software to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, negative publicity, product liability claims and significant warranty and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results.
The performance characteristics of our electrified powertrain solutions, including fuel economy and emissions levels, may vary, including due to factors outside of our control.
The performance characteristics of our electrified powertrain solutions, including fuel economy and emissions levels, may vary. Our electrified powertrain solutions are still being designed and developed, and there are no assurances that they will be able to meet their projected performance characteristics, including fuel economy and emissions levels. External factors (such as driver behavior, weather conditions, hardware efficiency, payload and terrain) may also impact the performance characteristics of our electrified powertrain solutions related to estimated fuel savings, GHG emissions and fuel economy of vehicles installed with our electrified powertrain solutions. These external factors as well as any operation of our electrified powertrain solutions other than as intended, may result in emissions levels that are greater than we expect. The ability of our electrified powertrain solutions to have a net carbon negative profile, will depend on the availability of renewable natural gas (“RNG”) as well as the infrastructure necessary to purchase RNG through fuel providers. Any limitation on the ability to purchase RNG, such as a decrease or a limitation on the number of natural gas fueling stations or limitation on the production of natural gas and RNG in particular, will negatively impact the anticipated carbon intensity profile of our electrified powertrain solutions. In addition, the carbon intensity profiles could vary based on the source of RNG, which could reduce a fleet’s ability to have favorable carbon intensity scores. Due to these factors, there can be no guarantee that the operators of vehicles using our electrified powertrain solutions will realize the expected fuel savings and fuel economy and GHG emission reductions.
Our beliefs regarding the ability of our electrified powertrain solutions to limit carbon intensity and reduce GHG emissions and contribute to global decarbonization may be based on materially inaccurate assumptions.
Our beliefs regarding our ability to reduce carbon intensity and GHG emissions are based on certain assumptions, including, but not limited to, our projections of the extent of natural gas and renewable natural gas use in the future, fuel types used, the ability to obtain carbon credits and driver behavior and our electrified powertrain solutions’ efficiencies and performance. To the extent our assumptions are materially incorrect or incomplete, it could adversely impact our business, prospects, financial condition and operating results. In addition, if our assumptions regarding the ability of our solutions to limit carbon intensity and reduce GHG emissions from trucking operations are materially incorrect or incomplete, or if our beliefs regarding the availability of our products are materially incorrect or incomplete, it is possible that our competitors’ technology may be better at limiting carbon intensity and reducing GHG emissions in certain circumstances and in certain markets.
We have limited experience servicing our electrified powertrain solutions and our integrated software. If we are unable to address the service requirements of our customers, our business, prospects, financial condition and operating results may be materially and adversely affected.
We have limited experience in servicing our electrified powertrain solutions and expect to increase our servicing capabilities as we begin commercial production of our electrified powertrain solutions. Servicing hybrid and electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. We plan to partner with a third party to perform some or all of the servicing on our electrified powertrain solutions, and there can be no assurance that we will be able to enter into an acceptable arrangement with any such third-party provider. Our ability to provide effective customer support is largely dependent on our ability to attract, train and retain qualified personnel with experience in supporting customers on platforms such as ours. As we continue to grow, additional pressure may be placed on our customer support team, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. If we are unable to successfully address the service requirements of our customers or establish a market perception that we do not maintain high-quality support, we may be subject to claims from our customers, including loss of revenue or damages, and our business, prospects, financial condition, and operating results may be materially and adversely affected.
Our electrified powertrain solutions rely on software and hardware that is highly technical, and if these systems contain errors, bugs or vulnerabilities, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our business could be adversely affected.
Our electrified powertrain solutions rely on software and hardware to store, retrieve, process and manage immense amounts of data. Such software and hardware, that is developed or maintained internally or by third parties, is highly technical and complex and will require modification and updates over the life of the vehicle. Our software and hardware may contain, errors, bugs or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. If we are unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in our software and hardware, we may suffer damage to our reputation, loss of customers, loss of revenue or liability for damages, any of which could adversely affect our business and financial results.
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
Our risks in this area are particularly pronounced given the relatively limited number of electrified powertrain solutions delivered to date and limited field experience of our products. A successful product liability claim against us could require us to pay a substantial monetary award. In most jurisdictions, we generally self-insure against the risk of product liability claims for vehicle exposure, meaning that any product liability claims will likely have to be paid from company funds, not by insurance. Product liability claims could have a material adverse effect on our brand, business and financial condition.
Insufficient warranty reserves to cover future warranty claims could materially adversely affect our business, prospects, financial condition and operating results.
We maintain warranty reserves to cover warranty-related claims of our electrified powertrain solutions. If our warranty reserves are inadequate to cover future warranty claims on our vehicles, or our parts suppliers fail to provide warranties for, or honor warranty claims against, their parts, our business, prospects, financial condition and operating results could be materially and adversely affected. We may become subject to significant and unexpected warranty expenses as well as claims from our customers, including loss of revenue or damages. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims.
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
Our business depends in large part on our ability to execute our plans to develop, produce, assemble, market, sell, install and service our electrified powertrain solutions. We currently produce our Hybrid eX system at our facility in Cedar Park, Texas and expect to begin production of our Hypertruck ERX system in 2023, at the earliest. Over time, we anticipate we will shift production to our outsourcing partners’ facilities. We anticipate that a significant concentration of this production, assembly and installation will be performed by a small number of outsourcing partners. While these arrangements can lower operating costs, they also reduce our direct control over production and distribution. Such diminished control may have an adverse effect on the quality or quantity of products or services, or our flexibility to respond to changing conditions.
Our continued development of our electrified powertrain solutions is and will be subject to risks, including with respect to:
•the equipment we plan to use being able to accurately produce our electrified powertrain solutions within specified design tolerances;
•the compatibility of our electrified powertrain solutions with existing and future commercial vehicle designs;
•long- and short-term durability of the components in our electrified powertrain solutions in the day-to-day wear and tear of the commercial trucking environment;
•compliance with environmental, workplace safety and similar regulations;
•securing necessary components on acceptable terms and in a timely manner;
•delays in delivery of final component designs to our suppliers;
•our ability to attract, recruit, hire and train skilled employees;
•quality controls, particularly as we plan to expand our production capabilities;
•delays or disruptions in our supply chain;
•other delays and cost overruns; and
•our ability to secure additional funding if necessary.
We and our future production partners have no experience to date in high volume production of our electrified powertrain solutions. We do not know whether we or our future production partners will be able to develop efficient, automated, low-cost production capabilities and processes and reliable sources of component supply, that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our electrified powertrain solutions or whether we or our production partners will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or in time to meet our vehicle commercialization schedules or to satisfy the requirements of customers. Any failure to develop such production processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, prospects, financial condition and operating results.
We may experience significant delays in the design, production and launch of our electrified powertrain solutions, which could harm our business, prospects, financial condition and operating results.
Our electrified powertrain solutions are still in the development and testing phase, and commercial deliveries of the Hypertruck ERX system are not expected to begin until 2023 or later, and may not occur at all. Any delay in the financing, design, production and launch of our electrified powertrain solutions, including future production of our Hybrid eX system and Hypertruck ERX system at our outsourcing partners, could materially damage our brand, business, prospects, financial condition and operating results.
We are dependent on large commercial vehicle OEMs and producers of glider kits and rolling chassis to provide vehicles for our electrified powertrain solutions.
Because we do not manufacture complete commercial vehicles, we are dependent on commercial vehicle OEMs and producers of glider kits and rolling chassis to provide vehicle chassis for our electrified powertrain solutions. The most favorable financial model for deployment of our products is for OEMs to directly install our products in their commercial vehicles when they are being produced. If OEMs are unable or unwilling to integrate the installation of our electrified powertrain solutions into their commercial vehicle production lines, we may have to rely on producers of glider kits and rolling chassis and commercial truck upfitting and modification companies. To the extent that there are limitations on the availability of glider kits or rolling chassis, either due to the unwillingness or inability of OEMs and producers to produce and provide them to us or our installation partners, or a change in governmental regulations or policies, we would either need to develop our own commercial vehicle on which to install our electrified powertrain solutions or install our products into commercial vehicles that would have to be decontented. Either case could have a negative impact on our ability to sell our electrified powertrain solutions at the prices, or achieve the margins, or in the timeframes that we anticipate. Additionally, if commercial vehicle OEMs limit or fail to provide a warranty on vehicles with our electrified powertrain solutions, we will incur additional costs by contracting with a third party to provide warranty services. Any of the foregoing would have a material adverse effect on our business, prospects, financial condition and operating results.
We will rely on third parties, including commercial truck upfitting and modification companies and commercial vehicle OEMs, to install our electrified powertrain solutions in vehicles, which is subject to risks.
We intend to enter into agreements with commercial truck upfitting and modification companies and commercial vehicle OEMs to install our electrified powertrain solutions. Using third-party contract manufacturers and installers for the production and installation of our electrified powertrain solutions is subject to risks with respect to operations that are outside our control. We could experience delays if our outsourcing partners do not meet agreed upon timelines or experience capacity constraints that make it impossible for us to fulfill purchase orders on time or at all. The installation of our solutions may also void the warranty of a vehicle or a vehicle’s components, such as our engine or transmission, which may reduce customer demand for our solutions. Our ability to successfully build a premium brand could also be adversely affected by perceptions about the quality of our outsourcing partners’ products. In addition, although we are involved in each step of the supply chain, production and installation processes, because we also rely on our outsourcing partners and third parties to meet our quality standards, there can be no assurance that the final product will meet expected quality standards.
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
We face intense competition in trying to be among the first to bring electrified powertrain solutions to market, and we expect competition to intensify in light of increased demand and regulatory push for alternative fuel and electric vehicles. Most of our current and potential competitors have greater financial, technical, manufacturing, marketing and other resources than we do. They may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing and support of their alternative fuel and electric truck programs. Additionally, our competitors also have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and other resources than we do. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors. We cannot provide assurances that our electrified systems will be the first to market. Even if our electrified systems are first, or among the first, to market, there are no assurances that customers will choose vehicles with our electrified systems over those of our competitors, or over diesel powered trucks.
Numerous companies have announced their plans to bring long-haul Class 8 commercial BEVs and FCEVs to the market over the coming years. Cummins, Daimler, Dana, Navistar, PACCAR, Volvo, Tesla, Nikola, Lion Electric, Hyzon and other commercial vehicle manufacturers have announced their plans to bring Class 8 BEVs or FCEVs to the market. Furthermore, we will also face competition from manufacturers of internal combustion engines powered by diesel fuel. We expect additional competitors to enter the industry as well.
Developments in alternative technology or improvements in the internal combustion engine may adversely affect the demand for our electrified powertrain solutions.
Significant developments in alternative technologies, such as battery cell technology, advanced diesel, improved natural gas engines, new power generation technology or alternate fuel sources or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business, prospects, financial condition and operating results in ways we do not currently anticipate. Existing and other battery cell technologies, fuels or sources of energy may emerge as customers’ preferred alternative to our electrified powertrain solutions. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced alternative fuel and electric vehicles, which could result in the loss of competitiveness of our electrified powertrain solutions, decreased revenue and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to changes in alternative fuel and electric vehicle technology.
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
We collect, store, transmit and otherwise process customer, driver and employee and others’ data as part of our business operations, which may include personal data or confidential or proprietary information. We also work with partners and third party service providers or vendors that collect, store and process such data on our behalf in connection with our business. There can be no assurance that any security measures that we or our third-party service providers or vendors have implemented will be effective against current or future security threats.
We are at risk for interruptions, outages and breaches of: (a) operational systems; (b) facility security systems; (c) transmission control modules or other in-product technology; in each case owned by us or our third-party vendors or suppliers as well as (a) the integrated software in our electrified powertrain solutions; or (b) customer or driver data that we process or our third-party vendors or suppliers process on our behalf. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. Although we maintain information technology measures designed to protect ourselves against intellectual property theft, data breaches and other cyber incidents, we cannot be sure that these systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions. Moreover, our proprietary information or intellectual property could be compromised or misappropriated. A significant cyber incident could impact production capability, harm our reputation, cause us to breach our contracts with other parties or subject us to regulatory actions or litigation, any of which could materially affect our business, prospects, financial condition and operating results.
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
Companies, organizations or individuals, including our competitors, may own or obtain patents, trademarks or other proprietary rights that would prevent or limit our ability to make, use, develop or sell our electrified powertrain solutions, which could make it more difficult for us to operate our business. We may receive inquiries from patent, copyright or trademark owners inquiring whether we infringe upon their proprietary rights. We may also be the subject of allegations that we have misappropriated their trade secrets or other proprietary rights. Companies owning patents or other intellectual property rights relating to battery packs, electric motors, fuel cells or electronic power management systems may allege infringement or misappropriation of such rights. In response to a determination that we have infringed upon or misappropriated a third party’s intellectual property rights, we may be required to (a) cease development, sales or use of our products that incorporate the asserted intellectual property, (b) pay substantial damages, (c) obtain a license from the owner of the asserted intellectual property right, which license may not be available on reasonable terms or at all or (d) redesign one or more aspects or systems of our electrified powertrain solutions. A successful claim of infringement or misappropriation against us could materially adversely affect our business, prospects, financial condition and operating results. Any litigation or claims, whether valid or invalid, could result in substantial costs and diversion of resources.
Our business may be adversely affected if we are unable to protect our intellectual property rights from unauthorized use by third parties.
Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we will rely on a combination of patents, trade secrets (including know-how), employee and third-party nondisclosure agreements, copyrights, trademarks, intellectual property licenses and other contractual rights to establish and protect our rights in our technology; however, the measures we take to protect our intellectual property from unauthorized use by others may not be effective.
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
Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle industry or other reasons may result in the diminished competitiveness of the alternative fuel and electric vehicle industry generally or our electrified powertrain solutions. While certain tax credits and other incentives for alternative energy production, alternative fuel and electric vehicles have been available in the past, there is no guarantee these programs will be available in the future. In particular, we are influenced by federal, state and local tax credits, rebates, grants and other government programs and incentives that promote the use of RNG and natural gas as vehicle fuel. These include various government programs that make grant funds available for the purchase of natural gas vehicles or encourage low carbon “compliant” transportation fuels (including CNG). If current tax incentives are not available in the future, our financial position could be harmed.
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
Our electrified powertrain solutions, and the sale of motor vehicles in general, our outsourcing partners and our suppliers are or may be subject to substantial regulation under international, federal, state and local laws. We continue to evaluate requirements for licenses, approvals, certificates and governmental authorizations necessary to manufacture, sell or service our electrified powertrain solutions in the jurisdictions in which we plan to operate and intend to take such actions necessary to comply. We may experience difficulties in obtaining or complying with various licenses, approvals, certifications and other governmental authorizations necessary to manufacture, sell or service their electrified powertrain solutions in any of these jurisdictions. If we, our outsourcing partners or our suppliers are unable to obtain or comply with any of the licenses, approvals, certifications or other governmental authorizations necessary to carry out our operations in the jurisdictions in which we currently operate, or those jurisdictions in which we plan to operate in the future, our business, prospects, financial condition and operating results could be materially adversely affected. We expect to incur significant costs in complying with these regulations. For example, if the battery packs installed in our electrified powertrain solutions are deemed to be transported, we will need to comply with the mandatory regulations governing the transport of “dangerous goods,” and any deficiency in compliance may result in us being prohibited from selling our electrified powertrain solutions until compliant batteries are installed. Additionally, although we do not believe that our current after-market Hybrid system is required to obtain certifications from the EPA in the event that regulators determine that certifications are necessary, we may be prohibited from selling our Hybrid system until such time as we obtain the required certifications. Any such required changes to our battery packs or Hybrid system will require additional expenditures and may delay the shipment of vehicles. In addition, regulations related to the electric and alternative energy vehicle industry are evolving and we face risks associated with changes to these regulations.
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
The design, production, sale and servicing of our electrified powertrain solutions is capital-intensive. In connection with the consummation of the Business Combination on October 1, 2020, we raised net proceeds of approximately $516.5 million (net of transaction costs and expenses). As of December 31, 2021, all outstanding warrants were either exercised or redeemed, with gross proceeds of $140.8 million raised. However, we may subsequently determine that additional funds are necessary earlier than anticipated. This capital may be necessary to fund our ongoing operations, continue research, development and design efforts, create new products and improve infrastructure. We may raise additional funds through the issuance of equity, equity related or debt securities or through obtaining credit from government or financial institutions. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our business, prospects, financial condition and operating results could be materially adversely affected.
Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.
We have incurred losses during our history and do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2021, we had U.S. federal net operating loss carryforwards of approximately $187.6 million.
Under the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.
Under Section 382 of the Code, substantial changes in our ownership may result in an annual limitation on the amount of net operating loss carryforwards that could be utilized in the future to offset our taxable income. Generally, this limitation may arise in the event of a cumulative change in ownership of more than 50% within a three-year period. We have completed such analysis and determined that such an ownership change occurred in 2017. This will limit the usage of our 2017 and prior year net operating losses, and will cause $2.0 million of such losses to expire unused, regardless of future taxable income. No other such ownership changes have occurred through December 31, 2021. Due to this, as well as our overall profitability estimate as noted above, we have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
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
As of December 31, 2021, our executive officers, directors and their respective affiliates, as a group, beneficially own approximately 23.2% of our outstanding common stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of us or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
We may issue additional shares of common stock or preferred stock, including under our equity incentive plans. Any such issuances would dilute the interest of our stockholders and likely present other risks.
We may issue a substantial number of additional shares of common or preferred stock, including under our equity incentive plans. Any such issuances of additional shares of common or preferred stock may cause significant dilution, subordinate the rights to holders of common stock to those of preferred stock, cause a change in control, and adversely affect prevailing market prices.
General Risks
We have been, and may in the future be, adversely affected by the global COVID-19 pandemic, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, prospects, financial condition and operating results.
There has been a widespread worldwide impact from the COVID-19 pandemic, and we have been, and may in the future be, adversely affected as a result. Numerous government regulations and public advisories, as well as shifting social behaviors, have temporarily limited or closed non-essential transportation, government functions, business activities and person-to-person interactions, and the duration of such trends is difficult to predict. Reduced operations and production line shutdowns at commercial vehicle OEMs due to COVID-19, limitations on travel by our personnel and personnel of our customers and increased demand for commercial trucks within our customers’ fleets caused a delay to the planned installation of our Hybrid system on their trucks, and future delays or shutdowns of commercial vehicle OEMs or our suppliers could impact our ability to meet customer orders. We also instituted certain temporary cost reduction measures such as reducing or deferring discretionary spending.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located in an approximately 152,000 square foot facility comprised of two buildings that we lease in Cedar Park, Texas, just north of Austin, Texas, where we design, develop, prototype and perform low volume assembly and installation of our electrified powertrain systems and components. Our lease of this facility expires in April 2027 and we have the option to extend the lease for two additional five-year terms.
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

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is currently listed on the NYSE under the symbol “HLYN.” Prior to the consummation of the Business Combination, our common stock was listed on the NYSE under the symbol “SHLL.”
Holders
As of February 14, 2022, there were 104 holders of record of our Common Stock. A greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
Dividend Policy
We have not paid any cash dividends on our common stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors (the “Board”) and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of the common stock in the foreseeable future.
Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of Hyliion under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph shows a comparison, from January 1, 2020 through December 31, 2021, of the cumulative total return on our common stock, the NASDAQ Composite Index and a peer group determined by us. Data for the NASDAQ Composite Index and the peer group assumes an investment of $100 on January 1, 2020 and reinvestment of dividends.

Comparison of Cumulative Total Return
$400.00
$300.00
$200.00
$100.00
$—
2019
2020
2021
Hyliion Holdings Corp.
NASDAQ Composite Index
Peer Group

We do not believe that there is a single published industry or line of business index that is appropriate for comparing stockholder returns. As a result, we have selected a peer group comprised of companies that compete with us directly or indirectly in the electric vehicle OEM market. Our current peer group, referenced in the graph above, consists of Nikola Corporation, XL Fleet Corp., Lordstown Motors Corp. and Workhorse Group Inc. Other companies were omitted from construction of our peer group due to lack of public share price history availability.

Recent Sales of Unregistered Equity Securities
We had no sales of unregistered equity securities during the period covered by this Annual Report on Form 10-K that were not previously reported in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.
ITEM 6. RESERVED
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
For discussion related to changes in financial condition and the results of operations for fiscal year 2019-related items, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Amended Annual Report on Form 10-K/A for fiscal year 2020, which was filed with the Securities and Exchange Commission on May 17, 2021.
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
We began our Hypertruck ERX roadshow in November 2021 with a two-day showcase event focused on demonstrating the features and benefits of the electric powertrain firsthand. The roadshow consists of ride-alongs and in-depth product education of the Hypertruck ERX’s features and benefits, including how it enables fleets’ decarbonization goals while also reducing total cost of ownership. Our development timeline has been extended to allow for design verification and testing inclusive of critical summer and winter seasons, as well as the accumulation of up to one million miles prior to production. We expect to complete design verification and begin initial controlled fleet trials by the end of 2022.
While we have recently achieved critical product milestones, shortages in the supply chain and changes to the development program have led to an extension in the go-forward development timeline. Similar to others in the automotive industry, the semiconductor shortage, as well as several other key components, is extending our timelines longer than expected. These supply chain challenges have been especially prominent in the trucking industry, and one of the impacts has been significantly extended lead times for ordering new trucks. Fleets are experiencing lead times on new truck purchases that extend out for delivery into 2023. We have already placed orders with Peterbilt for all chassis needed in 2022 and are working to secure build slots for the 2023 calendar year in an effort to mitigate future potential supply chain impacts to our Hypertruck ERX development schedule. We continue to work closely with our current supply base to improve delivery of components for the quarters ahead and are diligently seeking alternative sources of supply for components that meet our technical specifications with shorter lead times.
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
Customer Demand
We have deployed demonstration Hybrid eX systems to certain early adopters we expect some to be customers in the future, including leaders in the transportation and logistics sector as well as companies committed to reducing the overall environmental impact and fuel costs of their owned and operated trucking fleets. Further, we commercialized and began selling the Hybrid eX system in the fourth quarter of 2021.
In 2021, Hyliion announced its Hypertruck Innovation Council, which consists of some of the largest fleets who will be assisting Hyliion along the development journey and will be among the first to experience the Hypertruck ERX. We anticipate our initial customers for the Hypertruck ERX system will be our Hypertruck Innovation Council members who will be the first to operate the Hypertruck ERX through controlled fleet deployments which will begin with some fleets in 2022 with further controlled fleet deployments anticipated. The successful launch program and deployment of the Hypertruck ERX met with positive feedback from customer operations teams and drivers and generated further interest in the Hypertruck ERX solution and longer-term commercial relationships with Hyliion.
Key Components of Statements of Operations
Revenue
We currently generate revenues from sales of Hybrid eX Powertrains for long haul “Class 8” semi-trucks.
Cost of Revenue
Cost of revenue includes all direct costs such as labor and materials, overhead costs, warranty costs and any write-down of inventory to net realizable value.
Research and Development Expense
Research and development expenses consist primarily of costs incurred for the discovery and development of our electrified powertrain solutions, which include:
•personnel-related expenses including salaries, benefits, travel and share-based compensation, for personnel performing research and development activities;
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
We expect our selling, general and administrative expenses to increase for the foreseeable future as we scale headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the U.S. Securities and Exchange Commission, legal, audit, additional insurance expenses, investor relations activities and other administrative and professional services.
Other Income (Expense)
Other income and expenses consist primarily of interest expense incurred on our debt obligations, interest income earned on our investments, remeasurement gain or loss associated with the change in the fair value on our warrant and convertible notes payable derivative liabilities and a loss on the extinguishment of our convertible notes payable.

Results of Operations
Comparison of Years Ended December 31, 2021 and 2020
Our results of operations on a consolidated basis for the years ended December 31, 2021 and 2020 are summarized as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Revenues
Product sales and other	$200	$—	$200	N/A
Total revenues	200	—	200	N/A
Cost of revenues
Product sales and other	(2,737)	—	(2,737)	N/A
Total cost of revenues	(2,737)	—	(2,737)	N/A
Gross loss	(2,537)	—	(2,537)	N/A
Operating expenses
Research and development	(58,261)	(12,598)	(45,663)	362.5%
Selling, general and administrative expenses	(35,299)	(9,585)	(25,714)	268.3%
Total operating expenses	(93,560)	(22,183)	(71,377)	321.8%
Loss from operations	(96,097)	(22,183)	(73,914)	333.2%
Interest expense	—	(5,465)	5,465	(100.0)%
Interest income	779	6	773	12,883.3%
Loss on impairment and disposal of assets	(730)	—	(730)	N/A
Change in fair value of convertible notes payable derivative liabilities	—	(1,358)	1,358	(100.0)%
Change in fair value of warrant liabilities	—	363,299	(363,299)	(100.0)%
Other expense	—	(12)	12	(100.0)%
Loss on extinguishment of debt	—	(10,170)	10,170	(100.0)%
Net (loss) income	$(96,048)	$324,117	$(420,165)	N/A

Net (loss) income per share, basic	$(0.56)	$3.11	$(3.67)	N/A
Net loss per share, diluted	$(0.56)	$(0.35)	$(0.21)	60.0%

Weighted-average shares outstanding, basic	172,216,477	104,324,059	17,680,484	65.1%
Weighted-average shares outstanding, diluted	172,216,477	112,570,960	17,680,484	53.0%
Revenue
Sales increased by $0.2 million for the year ended December 31, 2021, which includes an increase in volume related to our initial production of the Hybrid eX.
Cost of Revenues
Cost of revenues increased by $2.7 million the year ended December 31, 2021, which includes an increase in volume related to our initial production of the Hybrid eX. The increase in cost of revenues includes:
•Inventory write-downs of $2.3 million for the year ended December 31, 2021 attributable to inventory on hand that had a cost higher than its net realizable value; and
•Warranty costs of $44 thousand for the year ended December 31, 2021 for estimated costs to administer and maintain the warranty program for labor, transportation and parts, and excludes any contribution from vendors.
Research and Development
Research and development expenses increased by $45.7 million from $12.6 million in the prior year ended December 31, 2020 to $58.3 million for the year ended December 31, 2021 due to increased expenditures for components utilized in the development process by $29.7 million in our efforts to commercialize our Hybrid system and continue the design and testing of our Hypertruck ERX system, increased expenditures for external consultancy by $3.8 million to bring in industry expertise to assist in achieving our commercialization milestones, increased labor by $9.9 million as we build out our engineering, operations, and supply chain teams and associated capabilities, increased costs by $2.0 million associated with the purchase of vehicles and equipment to be used in testing of our products, and increased other expenditures by $0.3 million.
Selling, General and Administrative
Selling, general, and administrative expenses increased by $25.7 million from $9.6 million in the prior year ended December 31, 2020 to $35.3 million for the year ended December 31, 2021, due to additional costs incurred to operate as a public company which includes increased expenses for personnel and benefits by $12.9 million, increased expenditures for legal and professional fees by $5.9 million, increased expenditures for insurance primarily relating to our directors' and officers' liability insurance policy by $4.0 million, increased marketing and promotional expenses by $1.3 million, increased information technology expenses associated with additional resources and computer system upgrades of $1.5 million, and increased other expenditures by $0.1 million.
Other Income (Expense)
Total other income decreased by $346.3 million from $346.3 million of other income for the year ended December 31, 2020 to nil for the year ended December 31, 2021. The decrease was primarily due to:
•A gain from the change in fair value of warrant liabilities of $363.3 million for the year ended December 31, 2020.
•Loss on extinguishment of debt of $10.2 million for the year ended December 31, 2020 that is attributable to the extinguishment of convertible notes in connection with the Business Combination.
•Interest expense for the year ended December 31, 2020 of $5.5 million was primarily related to our convertible notes payable, which were converted to shares of common stock as part of the Business Combination in October 2020.
•A loss from the change in fair value of convertible notes payable derivative liabilities of $1.4 million for the year ended December 31, 2020. The convertible notes payable were converted to shares of common stock as part of the Business Combination in October 2020.
•Interest income of $0.8 million on investments owned during the year ended December 31, 2021 that were not owned during the comparative period.
•A loss on impairment and disposal of assets of $0.7 million for the year ended December 31, 2021.
Cash Flows
The following table summarizes our net cash, cash equivalents, and restricted cash provided by or used in operating activities, investing activities and financing activities for the periods indicated and should be read in conjunction with our consolidated financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K (in thousands):

	Year Ended December 31,
	2021	2020
Cash from operating activities	$(80,502)	$(22,944)
Cash from investing activities	(65,991)	(238,140)
Cash from financing activities	15,898	644,504
	$(130,595)	$383,420
Cash from Operating Activities
For the year ended December 31, 2021, cash flows used in operating activities were $80.5 million. Cash used primarily related to a net loss of $96.0 million, adjusted for changes in working capital accounts and certain non-cash expense of $15.5 million (including $0.7 million related to non-cash lease expense, $0.9 million related to depreciation and amortization, $1.8 million related to amortization of investment premiums and discounts, $0.7 million related to loss on impairment or disposal of assets and $4.9 million related to share-based compensation).
For the year ended December 31, 2020, cash flows used in operating activities were $22.9 million. Cash used primarily related to net income of $324.1 million, adjusted for changes in working capital accounts and certain non-cash income of $347.1 million (including $363.3 million related to the change in fair value of warrant liability, $10.2 million related to the loss on extinguishment of convertible notes payable, $4.2 million related to amortization of debt discount, $1.4 million related to a loss from the change in fair value of the convertible notes payable derivative liabilities, $1.1 million related to paid-in-kind interest on convertible notes payable, $0.9 million related to non-cash lease expense, $0.9 million related to depreciation and amortization and $0.3 million related to share-based compensation).

Cash from Investing Activities
For the year ended December 31, 2021, cash flows used in investing activities were $66.0 million. Cash used primarily related to the purchase of investments totaling $317.8 million, partially offset by the sale or maturity of investments of $254.2 million.
For the year ended December 31, 2020, cash flows used in investing activities were $238.1 million. Cash used primarily related to the purchase of investments totaling $237.9 million.
Net cash used in investing activities is expected to increase substantially as we purchase additional property and equipment and continue development of our Hypertruck ERX systems and scale manufacturing operations to meet anticipated demand.
Cash from Financing Activities
For the year ended December 31, 2021, cash flows provided by financing activities were $15.9 million. Cash flows were primarily due to proceeds from the exercise of warrants of $16.3 million and proceeds from the exercise of common stock options of $0.6 million, partially offset by repayment of $0.9 million from a Paycheck Protection Program loan.
For the year ended December 31, 2020, cash flows provided by financing activities were $644.5 million. Cash flows were primarily due to net proceeds of $516.5 million from the Business Combination and PIPE, proceeds from the exercise of warrants of $124.5 million, the issuance of $3.2 million of convertible notes payable in exchange for cash, proceeds of $0.9 million from a Paycheck Protection Program loan, partially offset by the payments for financing costs of $0.5 million and finance lease obligations of $0.2 million.
Liquidity and Capital Resources
At December 31, 2021, our current assets were $386.5 million, consisting primarily of cash and cash equivalents of $258.4 million, short-term investments of $118.8 million, and prepaid expenses of $9.1 million. Our current liabilities were $15.2 million primarily comprised of accounts payable, accrued expenses and operating lease liabilities.
We believe the credit quality and liquidity of our investment portfolio as of December 31, 2021 is strong and will provide sufficient liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest environment and supply and demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity whereby no investment security may have a final maturity of more than 36 months from the date of acquisition or a weighted average maturity exceeding 18 months. Eligible investments under the Company’s investment policy bearing a minimum credit rating of A1, A-1, F1 or higher for short-term investments and A2, A, or higher for longer-term investments include money market funds, commercial paper, certificates of deposit, and municipal securities. Additionally, all of our debt securities are classified as held-to-maturity as we have the intent and ability to hold these investment securities to maturity, which minimizes any realized losses that we would recognize prior to maturity. However, even with this approach we may incur investment losses as a result of unusual or unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.
Based on our past performance, we believe our current assets will be sufficient to continue and execute on our business strategy and meet our capital requirements for the next twelve months. Our primary short-term cash needs are paying operating expenses and servicing outstanding indebtedness. We expect to continue to incur net losses in the short term, as we continue to execute on our strategic initiatives by (i) completing the development and commercialization of the electrified drive systems for long haul “Class 8” semi-trucks, (ii) scale the Company’s operations to meet anticipated demand and (iii) hiring of personnel. However, actual results could vary materially and negatively as a result of a number of factors including, but not limited to, those discussed in Part I, Item 1A. "Risk Factors."
During the periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.
Contractual Obligations and Capital Resources
We have funded our operating activities since the Business Combination with net cash generated from the Business Combination, PIPE financing and proceeds from the exercise of stock warrants. We manage our use of cash in the operation of our business to support the execution of our primary strategic goals including the design, development and sale of hybrid and electrified powertrain systems for long haul “Class 8” semi-trucks. Since the Business Combination, we have primarily used cash for research and development activities, capital investments and general and administrative costs.
Our cash requirements beyond twelve months include:

•Operating and Finance Leases — Refer to Note 10, Leases, of the notes to the consolidated financial statements for further information of our obligations and the timing of expected payments.
•Warranties — Refer to Note 14, Warranties, of the notes to the consolidated financial statements for further information of our obligations. We expect to recognize these costs over a period up to two years.
•Purchase Commitments — Purchase obligations include non-cancelable purchase commitments related to materials purchase agreements and volume commitments which are entered into from time to time. As of December 31, 2021, there were no such non-cancelable purchase commitments.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date, as well as the reported expenses incurred during the reporting period. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to our financial statements.
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
Revenue Recognition
Revenue is comprised of sales of Hybrid eX Powertrains for long haul “Class 8” semi-trucks and specific other features and services that meet the definition of a performance obligation, including internet connectivity and data processing. We provide installation services for the Hybrid eX Powertrain onto the customers’ vehicle. The Company’s products are marketed and sold to end-user fleet customers in North America. When our contracts with customers contain multiple performance obligations and where material, the contract transaction price is allocated on a relative standalone selling price basis to each performance obligation.
We recognize revenue on Hybrid eX Powertrain sales upon delivery and acceptance of the vehicle to the customer, which is when control transfers. Contracts are reviewed for significant financing components and payments are typically received within 30 days of delivery. We do not generally recognize credit losses due to the timing of customer payment shortly after delivery. The sale of a Hybrid eX Powertrain to an end-use fleet customer consists of a completed modification to the customer vehicle and the installation services involve significant integration of the Hybrid eX Powertrain with the customer’s vehicle. Installation services are not distinct within the context of the contract and together with the sale of the Hybrid eX Powertrain represents a single performance obligation. We do not offer any sales returns. Amounts billed to customers related to shipping and handling are classified as revenue, and we have elected to recognize the cost for freight and shipping when control has transferred to the customer as a cost of revenue. Our policy is to exclude taxes collected from a customer from the transaction price of contracts.
We have limited sales history of our Hybrid eX Powertrains and therefore are required to make certain estimates and assumptions with regard to the recognition of revenue including, among other things, the value of any future performance obligations. We expect to refine our sales processes, contracts and services as our business matures. Should our estimates and assumptions change, a revision to the recognition of revenue may be required.
Inventories
Inventory is comprised of raw materials, work in process and finished goods, using the moving-average cost method. Inventory is stated at the lower of cost or net realizable value. We review our inventory to determine whether its carrying value exceeds the net amount realizable we expect to receive upon the ultimate sale of the inventory. This requires us to determine the estimated selling price of inventory less the estimated cost to convert the inventory on-hand into a finished product and other costs, which we determined includes the cost of installation and validation, to align with the transfer of control to customers in our revenue policy.
Once inventory is written-down based on a lower of cost or net realizable value analysis, that amount establishes the new carrying value of inventory if written-down at year end, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Interim impairments are reversed and reassessed at each reporting period.
During the fourth quarter of 2021, we changed from a research and development phase to a production phase for one of our products. Certain costs incurred for components acquired prior to our determination of reaching a commercial stage were previously expensed as research and development costs, resulting in zero cost basis for those components, which affected the moving average price. However, after inventory impairments recognized on December 31, 2021, inventory values and future inventory moving average prices will not be significantly affected by those zero cost items.
At December 31, 2021, our current projected costs of production for inventory items exceeds our sales prices. We expect to reduce costs based on increased production volumes, negotiated volume discounts, economies of scale and learning curve effects. Further, as we market these and other products, we may adjust our sales prices. It is possible that our efforts to achieve these cost reductions may take longer than anticipated and result in negative margin in future periods.
Warranties
We provide limited assurance-type warranties under our contracts and do not offer extended warranties or maintenance contracts. The warranty period typically extends for the lesser of two years or 200,000 miles following transfer of control and solely relate to correction of product defects during the warranty period. We recognize the cost of the warranty upon transfer of control based on estimated and historical claims rates and fulfillment costs, which are variable. Should product failure rates and fulfillment costs differ from these estimates, material revisions to the estimated warranty liability would be required. Warranty expense is recorded as a component of cost of revenue.
Share-Based Compensation
We account for share-based payments that involve the issuance of shares of our common stock to employees and nonemployees and meet the criteria for share-based awards as share-based compensation expense based on the grant-date fair value of the award. The Company has elected to recognize the adjustment to share-based compensation expense in the period in which forfeitures occur. We recognize compensation expense for awards with only service conditions on a straight-line basis over the requisite service period for the entire award.
If factors change, and we utilize different assumptions including the probability of achieving performance conditions, share-based compensation cost on future award grants may differ significantly from share-based compensation cost recognized on past award grants. Future share-based compensation cost will increase to the extent that we grant additional share-based awards to employees and non-employees. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate any remaining unearned share-based compensation cost or incur incremental cost. Share-based compensation cost affects our research and development and selling, general and administrative expenses.
Income Taxes
We recognize deferred taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. At December 31, 2021, we had federal net operating loss carryforwards of $187.6 million and state net operating loss carryforwards of $12.5 million that expire in various years starting in 2036. The Company also has R&D credits of $0.6 million that begin to expire in 2037.
Under Section 382 of the Code, substantial changes in our ownership may result in an annual limit on the amount of net operating loss carryforwards that could be utilized in the future to offset our taxable income. Generally, this limitation may arise in the event of a cumulative change in ownership of more than 50% within a three-year period. We have completed such analysis and determined that such ownership change occurred in 2017. This will limit the usage of our 2017 and prior year net operating losses, and will cause $2.0 million of such losses to expire unused, regardless of future taxable income. No other such ownership changes have occurred through December 31, 2021. Due to this, as well as our overall profitability estimate as noted above, we have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
New and Recently Adopted Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations under adoption.
See Recent Accounting Pronouncements issued, not yet adopted under Note 2 – Summary of Significant Accounting Policies in the notes to the 2021 consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of market and other risks, including the effects of changes in interest rates and inflation, as well as risks to the availability of funding sources, hazard events and specific asset risks.
Interest Rate Risk
We hold cash and cash equivalents for working capital purposes. As of December 31, 2021, we had a cash balance of $258.4 million, consisting of operating and money market accounts which, are not affected by changes in the general level of U.S. interest rates. We do not have material exposure to interest rate risk with respect to cash and cash equivalents as these are all highly liquid investments with a maturity date of 90 days or less at the time of purchase.
A hypothetical change in prevailing interest rates of 10 basis points would have increased or decreased our unrealized gain or loss on our short-term and long-term investments for the years ended December 31, 2021 and 2020 by $0.1 million and $0.1 million, respectively.
Inflation Risk
We do not believe that inflation currently has a material effect on our business. Inflation may become a greater risk in the event of changes in current economic and governmental fiscal policy.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Hyliion Holdings Corp.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Hyliion Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2022 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Dallas, Texas
February 24, 2022

HYLIION HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$258,445	$389,705
Accounts receivable	70	92
Inventory	114	132
Prepaid expenses and other current assets	9,068	20,558
Short-term investments	118,787	201,881
Total current assets	386,484	612,368

Property and equipment, net	2,235	1,171
Operating lease right-of-use assets	7,734	5,055
Intangible assets, net	235	332
Other assets	1,535	193
Long-term investments	180,217	35,970
Total assets	$578,440	$655,089

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,455	$1,890
Current portion of operating lease liabilities	21	734
Accrued expenses and other current liabilities	7,759	6,138
Total current liabilities	15,235	8,762

Operating lease liabilities, net of current portion	8,623	5,076
Other liabilities	667	175
Debt, net of current portion	—	908
Total liabilities	24,525	14,921

Commitments and contingencies (Note 16)

Stockholders’ equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 173,468,979 and 169,316,421 shares issued and outstanding at December 31, 2021 and 2020, respectively	17	19
Additional paid-in capital	374,795	364,998
Retained earnings	179,103	275,151
Total stockholders’ equity	553,915	640,168
Total liabilities and stockholders’ equity	$578,440	$655,089
The accompanying notes are an integral part of these consolidated financial statements.

HYLIION HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues
Product sales and other	$200	$—	$—
Total revenues	200	—	—
Cost of revenues
Product sales and other	(2,737)	—	—
Total cost of revenues	(2,737)	—	—
Gross loss	(2,537)	—	—
Operating expenses
Research and development	(58,261)	(12,598)	(9,269)
Selling, general and administrative expenses	(35,299)	(9,585)	(2,730)
Total operating expenses	(93,560)	(22,183)	(11,999)
Loss from operations	(96,097)	(22,183)	(11,999)
Interest expense	—	(5,465)	(3,260)
Interest income	779	6	—
Loss on impairment and disposal of assets	(730)	—	—
Change in fair value of convertible notes payable derivative liabilities	—	(1,358)	1,119
Change in fair value of warrant liabilities	—	363,299	—
Other (expense) income	—	(12)	27
Loss on extinguishment of debt	—	(10,170)	—
Net (loss) income	$(96,048)	$324,117	$(14,113)

Net (loss) income per share, basic	$(0.56)	$3.11	$(0.16)
Net loss per share, diluted	$(0.56)	$(0.35)	$(0.16)

Weighted-average shares outstanding, basic	172,216,477	104,324,059	86,643,714
Weighted-average shares outstanding, diluted	172,216,477	112,570,960	86,643,714
The accompanying notes are an integral part of these consolidated financial statements.

HYLIION HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share data)

	Series A-1 Redeemable, Convertible Preferred Stock		Series A-2 Redeemable, Convertible Preferred Stock		Series A-3 Redeemable, Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par Value
Balance at December 31, 2018	23,460,903	$20,750	8,793,755	$3,893	2,545,155	$2,026	24,453,750	$24	$4,072	$(34,853)	$(30,757)
Retroactive application of recapitalization (See Note 3)	(23,460,903)	(20,750)	(8,793,755)	(3,893)	(2,545,155)	(2,026)	61,890,680	(15)	26,684	—	26,669
Adjusted balance, beginning of period	—	—	—	—	—	—	86,344,430	9	30,756	(34,853)	(4,088)
Exercise of common stock options	—	—	—	—	—	—	418,033	—	7	—	7
Share-based compensation	—	—	—	—	—	—	—	—	125	—	125
Net loss	—	—	—	—	—	—	—	—	—	(14,113)	(14,113)
Balance at December 31, 2019	—	—	—	—	—	—	86,762,463	9	30,888	(48,966)	(18,069)
Exercise of common stock options	—	—	—	—	—	—	1,112,160	—	121	—	121
Conversion of convertible notes payable to common stock	—	—	—	—	—	—	4,404,367	—	44,039	—	44,039
Business Combination and PIPE financing	—	—	—	—	—	—	61,622,839	6	153,147	—	153,153
Common stock issued for warrants exercised, net of issuance cost	—	—	—	—	—	—	15,414,592	4	136,512	—	136,514
Redemption of unexercised warrants	—	—	—	—	—	—	—	—	(3)	—	(3)
Share-based compensation	—	—	—	—	—	—	—	—	294	—	294
Net income	—	—	—	—	—	—	—	—	—	324,117	324,117
Balance at December 31, 2020	—	—	—	—	—	—	169,316,421	19	364,998	275,151	640,168
Exercise of common stock options and vesting of restricted stock units	—	—	—	—	—	—	3,781,023	(2)	593	—	591
Common stock issued for warrants exercised, net of issuance costs	—	—	—	—	—	—	371,535	—	4,282	—	4,282
Share-based compensation	—	—	—	—	—	—	—	—	4,922	—	4,922
Net loss	—	—	—	—	—	—	—	—	—	(96,048)	(96,048)
Balance at December 31, 2021	—	—	—	—	—	—	173,468,979	17	374,795	179,103	553,915
The accompanying notes are an integral part of these consolidated financial statements.

HYLIION HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net (loss) income	$(96,048)	$324,117	$(14,113)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	884	850	1,028
Amortization of investment premiums and discounts	1,816	—	—
Loss on extinguishment of debt	—	10,170	—
Noncash lease expense	731	928	1,312
Inventory write-down	2,298	—	—
Loss on impairment and disposal of assets	730	—	—
Paid-in-kind interest on convertible notes payable	—	1,085	723
Amortization of debt discount	—	4,237	2,485
Share-based compensation	4,922	294	125
Change in fair value of convertible notes payable derivative liabilities	—	1,358	(1,118)
Change in fair value of contingent consideration liability	—	—	(27)
Change in fair value of warrant liability	—	(363,299)	—
Change in operating assets and liabilities, net of effects of business acquisition:
Accounts receivable	22	53	(28)
Inventory	(2,280)	(132)	—
Prepaid expenses and other assets	(475)	(8,150)	44
Accounts payable	5,319	734	(684)
Accrued expenses and other liabilities	2,155	5,764	(21)
Operating lease liabilities	(576)	(953)	(798)
Net cash used in operating activities	(80,502)	(22,944)	(11,072)

Cash Flows from Investing Activities
Purchase of property and equipment	(2,380)	(311)	(349)
Proceeds from sale of property and equipment	45	22	—
Payments for security deposit, net	(29)	—	—
Purchase of investments	(317,807)	(237,851)	—
Proceeds from sale and maturity of investments	254,180	—	—
Net cash used in investing activities	(65,991)	(238,140)	(349)

Cash Flows from Financing Activities
Business Combination and PIPE financing, net of issuance costs paid	—	516,454	—
Proceeds from exercise of stock warrants, net of issuance costs	16,257	124,536	—
Proceeds from convertible notes payable issuance and derivative liabilities	—	3,200	16,803
(Payments for)/proceeds from Paycheck Protection Program loan	(908)	908	—
Payments for deferred financing costs	—	(468)	—
Repayments on finance lease obligations	(42)	(247)	(201)
Proceeds from exercise of common stock options	591	121	7
Net cash provided by financing activities	15,898	644,504	16,609

Net (decrease) increase in cash and cash equivalents and restricted cash	(130,595)	383,420	5,188
Cash and cash equivalents, beginning of period	389,705	6,285	1,097
Cash and cash equivalents and restricted cash, end of period	$259,110	$389,705	$6,285
The accompanying notes are an integral part of these consolidated financial statements.

HYLIION HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except as separately indicated)
Note 1. Description of Organization and Business Operations and Basis of Presentation
Overview
Hyliion Holdings Corp. and its wholly-owned subsidiary design and develop hybrid and electrified powertrain systems for long haul “Class 8” semi-trucks which modify semi-tractors into hybrid and fully electric range extender vehicles, respectively. The Company’s hybrid powertrain system "Hybrid eX" utilizes intelligent electric drive axles with advanced algorithms and battery technology to optimize vehicle performance, enabling fleets to access an easy, efficient way to decrease fuel expenses, lower emissions and/or improve vehicle performance. The Company’s fully electric range extender systems utilize an intelligent electric powertrain with advanced algorithms to optimize emissions performance and efficiency with no new infrastructure required. The Hypertruck ERX system enables fleets to reduce the cost of ownership while providing the ability to deliver net-negative carbon emissions and operate fully electric when needed. The Company recently launched its commercial Hybrid eX and the Hypertruck ERX system is in the prototype phase.
Basis of Presentation and Principles of Consolidation
On October 1, 2020 (the “Closing Date”), Tortoise Acquisition Corp (“TortoiseCorp”) entered into a business combination agreement (the “Business Combination”) with each of the shareholders of Hyliion Inc. (“Legacy Hyliion”). Pursuant to the Business Combination, TortoiseCorp acquired all of the issued and outstanding shares of common stock from the Legacy Hyliion shareholders. In connection with the closing of the transaction, Tortoise Corp. changed its name to Hyliion Holdings Corp. For more information on this transaction see Note 3.
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
The accompanying consolidated financial statements include the accounts of Hyliion Holdings Corp. and its wholly-owned subsidiary. Intercompany transactions and balances have been eliminated upon consolidation. The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Unites States Securities and Exchange Commission (“SEC”). Any reference in these footnotes to the applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes.

Liquidity
These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is an early-stage growth company and has generated negative cash flows from operating activities since inception.
On October 1, 2020, the Company consummated the Business Combination and raised net proceeds of $516.5 million net of transaction costs and expenses. At December 31, 2020, all outstanding warrants were either exercised or redeemed, with gross proceeds of $140.8 million raised, of which $16.3 million was collected during the first quarter of 2021 (see Note 8). At December 31, 2021, the Company had a cash and cash equivalents balance of $258.4 million and total investments of $299.0 million. Based on this, the Company has sufficient funds to continue to execute its business strategy for the next twelve months.
Note 2. Summary of Significant Accounting Policies
Emerging Growth Company
Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company elected not to opt out of such extended transition period. As of June 30, 2021, the last business day of our most recently completed second fiscal quarter, the market value of our common stock that was held by non-affiliates was greater than $700 million. As a result, we became a large accelerated filer and no longer qualified as an emerging growth company on December 31, 2021, the end of our current fiscal year. Accordingly, we no longer qualify for the provisions of the JOBS Act that allow companies to adopt new or revised accounting standards when required by private company accounting standards. We have not previously elected to defer adoption of any new or revised accounting standards under the provisions of the JOBS Act.
Use of Estimates and Uncertainty of the Coronavirus Pandemic
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of expenses during the reporting period. The Company’s most significant estimates and judgments involve revenue recognition, inventory, warranties, income taxes valuation of share-based compensation, including the fair value of common stock prior to the Business Combination. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial statements.
On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared the coronavirus outbreak a pandemic. In mid-March 2020, U.S. State Governors, local officials and leaders outside of the U.S. began ordering various “shelter-in-place” orders, which have had various impacts on the U.S. and global economies. This has required greater use of estimates and assumptions in the preparation of the consolidated financial statements.
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
Segment Information
ASC 280, Segment Reporting, defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company operates as a single operating segment. The Company’s CODM is the chief executive officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM uses cash flows as the primary measure to manage the business and does not segment the business for internal reporting or decision making.
Concentration of Supplier Risk
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
Cash and Cash Equivalents
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
Restricted Cash
On July 2, 2021, the Company provided its corporate headquarters lessor with a letter of credit for $0.7 million to secure the performance of lease obligations. The Company made a restricted cash deposit for its obligation to pay any draws on the letter of credit by the lessor. Total cash and cash equivalents and restricted cash as presented in the consolidated statements of cash flows are summarized as follows:

	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$258,445	$389,705	$6,285	$1,097
Restricted cash included in other non-current assets	665	—	—	—
Total presented in the consolidated statements of cash flows	$259,110	$389,705	$6,285	$1,097
Accounts Receivable
Accounts receivable are stated at a gross invoice amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained at a level considered adequate to provide for potential account losses on the balance based on management’s evaluation of the anticipated impact of current economic conditions, changes in the character and size of the balance, past and expected future loss experience, among other pertinent factors. At December 31, 2021 and 2020, accounts receivable included amounts receivable from customers of $45.0 thousand and nil, respectively. At December 31, 2021 and 2020, there was no allowance for doubtful accounts required based on management’s evaluation.
Investments
The Company’s investments consist of corporate bonds, U.S. treasury and agency securities, state and local municipal bonds and commercial paper, all of which are classified as held-to-maturity, with a maturity date of 36-months or less at the time of purchase. Management determines the appropriate classification of investments at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Interest on securities classified as held-to-maturity is included in interest income.
The Company uses the specific identification method to determine the cost basis of securities sold.
Investments are impaired when a decline in fair value is judged to be other-than-temporary. The Company evaluates an investment for impairment by considering the length of time and extent to which market value has been less than cost or amortized cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer and the Company’s intent to sell the security or the likelihood that it will be required to sell the security before recovery of the entire amortized cost. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income (expense) and a new cost basis in the investment is established.
Fair Value Measurements
ASC 820, Fair Value Measurements, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-

based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
The Company’s financial instruments consist of cash and cash equivalents and restricted cash, accounts receivable, investments, accounts payable and accrued expenses. The carrying value of cash and cash equivalents and restricted cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term nature of those instruments. The fair value of investments are based on quoted prices for identical or similar instruments in markets that are not active. As a result, investments are classified within Level II of the fair value hierarchy.
Inventories
Inventory is comprised of raw materials, work in process and finished goods, using the moving-average cost method. Inventory is stated at the lower of cost or net realizable value. We review our inventory to determine whether its carrying value exceeds the net amount realizable we expect to receive upon the ultimate sale of the inventory. This requires us to determine the estimated selling price of inventory less the estimated cost to convert the inventory on-hand into a finished product and other costs, which we determined includes the cost of installation and validation, to align with the transfer of control to customers in our revenue policy.
Once inventory is written-down based on a lower of cost or net realizable value analysis, that amount establishes the new carrying value of inventory if written-down at year end, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Interim impairments are reversed and reassessed at each reporting period.
During the fourth quarter of 2021, we changed from a research and development phase to a production phase for one of our products. Certain costs incurred for components acquired prior to our determination of reaching a commercial stage were previously expensed as research and development costs, resulting in zero cost basis for those components, which affected the moving average price. However, after inventory impairments recognized on December 31, 2021, inventory values and future inventory moving average prices will not be significantly affected by those zero cost items.
At December 31, 2021, our current projected costs of production for inventory items exceeds our sales prices. We expect to reduce costs based on increased production volumes, negotiated volume discounts, economies of scale and learning curve effects. Further, as we market these and other products, we may adjust our sales prices. It is possible that our efforts to achieve these cost reductions may take longer than anticipated and result in negative margin in future periods.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include prepaid insurance, rent, supplies and amounts owed to the Company from the Company’s transfer agent (see Note 8) which are expected to be recognized, received or realized within the next 12 months.
Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation, or if acquired in a business combination, at fair value at the date of acquisition. Depreciation is calculated using the straight-line method, based upon the following estimated useful lives:

Production machinery and equipment	2 to 7 years
Vehicles	3 to 7 years
Leasehold improvements	shorter of lease term or 7 years
Demo fleet systems	2 to 3 years
Furniture and fixtures	3 years
Computers and related equipment	3 to 7 years
Major renewals and improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed as incurred. When property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is recorded in the consolidated statement of operations as a component of other income (expense).
Intangible Assets, Net
Intangible assets consist of developed technology and a non-compete agreement and are amortized over their estimated useful life which range from three to six years.
Impairment of Long-Lived Assets
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
Revenue
The Company follows the five steps to recognize revenue from contracts with customers under ASC 606, Revenue from Contracts with Customers, which are:
•Step 1: Identify the contract(s) with a customer
•Step 2: Identify the performance obligations in the contract
•Step 3: Determine the transaction price
•Step 4: Allocate the transaction price to the performance obligations in the contract
•Step 5: Recognize revenue when (or as) a performance obligation is satisfied
Revenue is comprised of sales of Hybrid eX Powertrains for long haul “Class 8” semi-trucks and specific other features and services that meet the definition of a performance obligation, including internet connectivity and data processing. We provide installation services for the Hybrid eX Powertrain onto the customers’ vehicle. The Company’s products are marketed and sold to end-user fleet customers in North America. When our contracts with customers contain multiple performance obligations and where material, the contract transaction price is allocated on a relative standalone selling price basis to each performance obligation. There is no meaningful basis on which to disaggregate revenue in the current year.
We recognize revenue on Hybrid eX Powertrain sales upon delivery and acceptance of the vehicle to the customer, which is when control transfers. Contracts are reviewed for significant financing components and payments are typically received within 30 days of delivery. We do not generally recognize credit losses due to the timing of customer payment shortly after delivery. The sale of a Hybrid eX Powertrain to an end-use fleet customer consists of a completed modification to the customer vehicle and the installation services involve significant integration of the Hybrid eX Powertrain with the customer’s vehicle. Installation services are not distinct within the context of the contract and together with the sale of the Hybrid eX Powertrain represents a single performance obligation. We do not offer any sales returns. Amounts billed to customers related to shipping and handling are classified as revenue, and we have elected to recognize the cost for freight and shipping when control has transferred to the customer as a cost of revenue. Our policy is to exclude taxes collected from a customer from the transaction price of contracts.
Leases
Lessee: We determine if an arrangement is a lease at inception of the contract. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities, net of current portion in the accompanying consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of long-term debt, and long-term debt, net of current portion in the accompanying consolidated balance sheets. We have lease agreements with lease and non-lease components, and have elected to utilize the practical expedient to account for lease and non-lease components together as a single combined lease component.
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
The Company’s real estate leases may include one or more options to renew, with the renewal extending the lease term for an additional one to five years. The exercise of lease renewal option is at the Company’s sole discretion. In general, the Company does not consider renewal options to be reasonably likely to be exercised, therefore renewal options are generally not recognized as part of the ROU assets and lease liabilities. Lease costs for lease payments are recognized on a straight-line basis over the lease term, unless there is a transfer of title or purchase option reasonably certain to be exercised. The Company does not record operating leases with an initial term of twelve months or less (“short-term leases”) in the consolidated balance sheets.
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
The trial and evaluation agreements contain only variable payments not based on an index or rate as a result of refund provisions within those contracts. The Company records accounts receivable when the Company meets the criteria within the trial and evaluation agreements to invoice the lessee. In accordance with ASC 842, the Company recognizes variable lease payments as profit or loss in the period in which the changes in facts and circumstances on which the variable lease payments are based occur, which will generally be the end of the trial period when the customer refund rights lapse. During the years ended December 31, 2021, 2020 and 2019, the Company did not recognize any lease income related to these trial and evaluation agreements either because the Company has not received any consideration from the lease contracts, or the uncertainty related to the consideration received has not been resolved.
Warranties
We provide limited assurance-type warranties under our contracts and do not offer extended warranties or maintenance contracts. The warranty period typically extends for the lesser of two years or 200,000 miles following transfer of control and solely relate to correction of product defects during the warranty period. We recognize the cost of the warranty upon transfer of control based on estimated and historical claims rates and fulfillment costs, which are variable. Should product failure rates and fulfillment costs differ from these estimates, material revisions to the estimated warranty liability would be required. Warranty expense is recorded as a component of cost of revenue.
Marketing, Promotional and Advertising Costs
Marketing, promotional and advertising costs are expensed as incurred and are included as an element of selling, general and administrative expense in the consolidated statement of operations. Marketing, promotional and advertising costs were $1.6 million, $0.3 million and nominal for the years ended December 31, 2021, 2020 and 2019, respectively.

Research and Development Expense
Research and development costs did not meet the requirements to be recognized as an asset as the associated future benefits were at best uncertain and there was no alternative future use at the time the costs were incurred. Research and development costs include, but are not limited to, outsourced engineering services, allocated facilities costs, depreciation on equipment utilized in research and development activities, internal engineering and development expenses, materials, internally-developed software and employee related expenses (including salaries, benefits, travel, and share-based compensation) related to development of the Company’s products and services.
Share-Based Compensation
The Company accounts for share-based compensation in accordance with ASC 718, Compensation – Stock Compensation, under which shared based payments that involve the issuance of common stock to employees and nonemployees and meet the criteria for equity-classified awards are recognized in the financial statements as share-based compensation expense based on the fair value on the date of grant. The Company issues stock option awards and restricted stock awards to employees and nonemployees, utilizing new shares. The Company has elected to recognize the adjustment to share-based compensation expense in the period in which forfeitures occur. We recognize compensation expense for awards with only service conditions on a straight-line basis over the requisite service period for the entire award.
If factors change, and we utilize different assumptions including the probability of achieving performance conditions, share-based compensation cost on future award grants may differ significantly from share-based compensation cost recognized on past award grants. Future share-based compensation cost will increase to the extent that we grant additional share-based awards to employees and non-employees. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate any remaining unearned share-based compensation cost or incur incremental cost. Share-based compensation cost affects our research and development and selling, general and administrative expenses.
The Company utilized the Black-Scholes model to determine the fair value of the stock option awards issued prior to the year ended December 31, 2021, which required the input of subjective assumptions. These assumptions include estimating (a) the length of time grantees will retain their vested stock options before exercising them for employees and the contractual term of the option for nonemployees (“expected term”), (b) the volatility of the Company’s common stock price over the expected term, (c) expected dividends, and (d) the fair value of a share of common stock prior to the Business Combination. After the closing of the Business Combination, the Company’s board of directors determined the fair value of each share of common stock underlying stock-based awards based on the closing price of the Company’s common stock as reported by the NYSE on the date of grant.
The assumptions used in the Black-Scholes model are management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment (see Note 9). As a result, if other assumptions had been used, the recorded share-based compensation expense could have been materially different from that depicted in the financial statements.
Income Taxes
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
Due to the Company’s history of losses since inception, the net deferred tax assets have been fully offset by a valuation allowance at December 31, 2021 and 2020. Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. For the years ended December 31, 2021 and 2020, there were no uncertain tax positions taken or expected to be taken in the Company’s tax returns.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2019-12 on January 1, 2021 and there was no impact to the Company as a result of the adoption.
Net (Loss) Income Per Share
Basic (loss) income per share (“EPS”) is computed by dividing net loss (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted EPS attributable to common shareholders is computed by adjusting net loss by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include shares issuable upon exercise of stock options and vesting of restricted stock awards (see Note 9). The number of potential common shares outstanding are calculated using the treasury stock or if-converted method.

Recent Accounting Pronouncements Issued
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which, together with subsequent amendments, amends the requirement on the measurement and recognition of expected credit losses for financial assets held to replace the incurred loss model for financial assets measured at amortized cost and require entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. We adopted ASU 2016-13 during the year ended December 31, 2021 and there was no material impact on the consolidated financial statements.
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
Immediately prior to the closing of the Business Combination, each
•issued and outstanding share of Legacy Hyliion’s redeemable, convertible preferred stock, was converted into shares of Legacy Hyliion common stock based on a one-to-one ratio (see Note 8). The Business Combination was accounted for with a retrospective application of the Business Combination that results in 34,799,813 shares of redeemable, convertible preferred stock converting into the same number of shares of Legacy Hyliion common stock.
•convertible note payable, plus accrued paid-in-kind interest, was converted into an aggregate 2,336,235 shares of Legacy Hyliion common stock at the predetermined discount (see Note 4).
Upon the consummation of the Business Combination, each share of Legacy Hyliion common stock issued and outstanding was cancelled and converted into the right to receive 1.45720232 shares (the “Exchange Ratio”) of the Company’s common stock (the “Per Share Merger Consideration”).
Additionally, Legacy Hyliion issued 1,000,000 shares of Legacy Hyliion common stock with an estimated grant date fair value of $10.00 per share to one of the convertible noteholders in connection with the commercial matters agreement (“Commercial Matters Agreement”) that was entered into in June 2020, that was not subject to the Exchange Ratio (see Note 4).
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
Outstanding warrants to purchase shares of TortoiseCorp Class A common stock remained outstanding at the Closing Date. The warrants became exercisable 30 days after the completion of the Business Combination and expired five years after the completion of the Business Combination or earlier upon redemption or liquidation. On November 30, 2020, the Company issued a notice of redemption to the warrant holders and on December 31, 2020, it redeemed all outstanding public warrants. See Note 8 for more information.
In connection with the Business Combination,
•certain TortoiseCorp shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 3,308 shares of TortoiseCorp common stock for gross redemption payments of less than $0.1 million.
•a number of investors purchased from the Company an aggregate of 30,750,000 shares of common stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $307.5 million pursuant to separate subscription agreements entered into effective June 18, 2020 (the “PIPE”). The PIPE investment closed simultaneously with the consummation of the Business Combination.
•an investor purchased 1,750,000 TortoiseCorp units (consisting of one share of common stock and one half of one warrant, the “Forward Purchase Units”), consisting of 1,750,000 shares of common stock (“Forward Purchase Shares”) and warrants to purchase 875,000 shares of common stock (“Forward Purchase Warrants”) for an aggregate purchase price of $17.5 million pursuant to a forward purchase agreement entered into effective February 6, 2019, as amended by the First Amendment to Amended and Restated Forward Purchase Agreement, dated June 18, 2020.
The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, TortoiseCorp was treated as the “acquired” company for financial reporting purposes. See Note 1 for further details.

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
The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statements of changes in stockholders’ equity as of and for the year ended December 31, 2020:

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
(1)The number of Legacy Hyliion shares was determined as follows:

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
		92,278,990
(2)The number of shares issued for the conversion of convertible notes payable to common stock is calculated by applying the Exchange Ratio to the Legacy Hyliion shares issued at the time of conversion and adding 1,000,000 shares issued in connection with the Commercial Matters Agreement. All fractions were rounded down.
Lock-Up Arrangements
Certain former stockholders of Legacy Hyliion and TortoiseCorp have agreed to lock-up restrictions regarding the future transfer shares of common stock. Such shares were not able to be transferred or otherwise disposed of for a period of six months through April 1, 2021, subject to certain exceptions.

Transaction costs
Transaction costs incurred in connection with the Business Combination totaled approximately $45.0 million which were charged to additional paid-in capital for the year ended December 31, 2020.
Note 4. Debt
The carrying value of debt at December 31, 2021 and 2020, is summarized as follows:

	December 31,
	2021	2020
Paycheck Protection Program loan	$—	$908
Finance lease obligations	—	49
	—	957
Less current portion	—	(49)
Debt, net of current portion	$—	$908
During the year ended December 31, 2018, the Company issued a convertible note payable in exchange for cash totaling $5.0 million (the “2018 Note”). The 2018 Note bore interest at 6% per annum and matured in September 2020 (two years subsequent to its issuance date). The 2018 Note included the following embedded features:
(a)Automatic conversion upon the next equity financing of at least $5.0 million in proceeds. The conversion price was dependent upon the pre-money valuation of the Company in connection with the next equity financing, with the conversion price set at a 35% discount on the next equity financing price if the pre-money valuation was $100.0 million or less, or 35% multiplied by the quotient of $100.0 million divided by the pre-money valuation if it was greater than $100.0 million.
(b)Optional conversion upon a change in control. In the event of a change in control, the holder could elect to convert the 2018 Note into shares of common stock at a conversion price equal to (i) the product of the change in control purchase price multiplied by 65%, divided by (ii) the total number of outstanding shares of capital stock of the Company (on a fully-diluted basis).
(c)Optional redemption upon a change in control. In the event of a change in control, the holder could elect to request payment of all outstanding principal (with no penalty) and unpaid accrued interest.
(d)Automatic or optional redemption upon an event of default. Upon the occurrence of an event of default, the 2018 Note would either automatically become due and payable or could become due and payable at the holder’s option (based on the nature of the event of default). Upon such acceleration, all outstanding principal (with no penalty) and unpaid accrued interest would become payable.
(e)Additional interest of 3% (or a total of 9%) upon an event of default.
In addition to the above embedded features, the Company agreed that the holder of the 2018 Note would be the Company’s preferred supplier for certain components or products that the holder sells. See Note 16 for further details on this agreement.
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
Between February and July 2019, the Company issued a series of convertible notes payable in exchange for cash totaling $13.6 million (the “Initial 2019 Notes”). The Initial 2019 Notes bored interest at 6% per annum and matured two to five years after their respective issuance dates. The Initial 2019 Notes were only prepayable with the consent of the holders. One of the Initial 2019 Notes (totaling $1.8 million) was secured by substantially all of the assets of the Company, subordinate to the first priority, senior secured interest held by a note holder of a convertible note issued in January 2020. The holder of this note had first priority secured interest in these assets.
The Initial 2019 Notes included the following embedded features:
(a)Automatic or optional (for one of the Initial 2019 Notes) conversion upon the next equity financing of at least $15.0 million in proceeds (the “Next Equity Financing”). The conversion price was dependent upon the pre-money valuation of the Company in connection with the next equity financing, with the conversion price set at a 25% discount on the next equity financing price if the pre-money valuation was $100.0 million or less, or 25% multiplied by the quotient of $100.0 million divided by the pre-money valuation if it was greater than $100.0 million.
(b)Optional conversion (for one of the Initial 2019 Notes) upon a subsequent equity financing if the holder did not elect to convert upon the Next Equity Financing, at the price that was set by the subsequent equity financing (no discount).
(c)Optional conversion upon a change in control. In the event of a change in control, the holder could elect to convert the Initial 2019 Notes into shares of common stock at a conversion price equal to (i) the product of the change in control purchase price multiplied by 75%, divided by (ii) the total number of outstanding shares of capital stock of the Company (on a fully-diluted basis).
(d)Optional redemption upon a change in control. In the event of a change in control, the holder could elect to request payment of all outstanding principal (with no penalty) and unpaid accrued interest.
(e)Automatic or optional redemption upon an event of default. Upon the occurrence of an event of default, the Initial 2019 Notes would either automatically become due and payable or could become due and payable at the holder’s option (based on the nature of the event of default). Upon such acceleration, all outstanding principal (with no penalty) and unpaid accrued interest would become payable.
(f)Additional interest of 3% (or a total of 9%) upon an event of default.
In addition, the Company had the right to modify one of the Initial 2019 Notes (totaling $1.8 million) in the event the holder did not convert upon next equity financing to adjust the interest rate to 4% per annum.
The Company assessed the embedded features within the Initial 2019 Notes and determined that the automatic or optional conversion feature upon next equity financing and the optional conversion feature upon change in control (share-settled redemption features), the additional interest feature and the interest rate adjustment feature met the definition of a derivative and were not clearly and closely related to the host contract and required separate accounting.
At issuance, the Company estimated the fair value of the automatic and optional conversion features to be approximately $6.0 million. At issuance, the Company concluded the fair value of the additional interest feature and the interest rate adjustment feature was de minimis.
In December 2019, the Company issued a convertible note payable in exchange for cash totaling $3.2 million (the “December 2019 Note”). The December 2019 Note bore interest at 6% per annum and matured in December 2020 (one year subsequent to its issuance date). The December 2019 Note was only prepayable with the consent of the holder. The December 2019 Note was secured by substantially all of the assets of the Company, subordinate to the security interest held by one of the Initial 2019 Note holders. The December 2019 Note included the following embedded features:
(a)Automatic conversion upon the next equity financing of at least $35.0 million in proceeds. The conversion price would be based on the next equity financing per share price, with a 50% discount.
(b)Optional conversion upon the next equity financing of at least $15.0 million in proceeds. The conversion price would be based on the next equity financing per share price, with a 50% discount.
(c)Automatic conversion upon a subsequent equity financing of at least $35.0 million if the holder did not elect to convert upon any previous equity financing, at the price that was set by the subsequent equity financing (no discount).
(d)Optional conversion upon a change in control. In the event of a change in control, the holder could elect to convert the December 2019 Note into shares of common stock at a conversion price equal to (i) the product of the change in control purchase price multiplied by 50%, divided by (ii) the total number of outstanding shares of capital stock of the Company (on a fully-diluted basis).
(e)Optional redemption upon a change in control. In the event of a change in control, the holder could elect to request payment of all outstanding principal (with no penalty) and unpaid accrued interest.
(f)Automatic or optional redemption upon an event of default. Upon the occurrence of an event of default, the December 2019 Note would either automatically become due and payable or could become due and payable at the holder’s option (based on the nature of the event of default). Upon such acceleration, all outstanding principal (with no penalty) and unpaid accrued interest would become payable.
(g)Additional interest of 3% (or a total of 9%) upon an event of default.
In addition, in the event the holder did not convert upon an equity financing, the maturity date of the December 2019 Note would automatically extend by one year. In such situation, the holder also had the right to extend the maturity date for an additional two years beyond the modified maturity date.

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
At issuance and at December 2019, the Company estimated the fair value of the automatic and optional conversion features to be approximately $1.4 million. At issuance, the Company concluded the fair value of the additional interest and term extension features was de minimis.
During January 2020, the Company issued a convertible note payable in exchange for cash totaling $3.2 million (the “January 2020 Note”). The January 2020 Note bore interest at 6% per annum and matured in January 2025 (five years subsequent to its issuance date). The January 2020 Note was only prepayable with the consent of the holder. The January 2020 Note was secured by a first priority, senior secured interest in substantially all of the assets of the Company. The January 2020 Note included the following embedded features:
(a)Optional conversion upon the next equity financing of at least $15.0 million in proceeds. The conversion price would be based on the next equity financing per share price, with a 50% discount.
(b)Optional conversion upon a subsequent equity financing of at least $15.0 million if the holder did not elect to convert upon the next equity financing, at the price that was set by the subsequent equity financing (no discount).
(c)Optional conversion upon a change in control. In the event of a change in control, the holder could elect to convert the January 2020 Note into shares of common stock at a conversion price equal to (i) the product of the change in control purchase price multiplied by 50%, divided by (ii) the total number of outstanding shares of capital stock of the Company (on a fully-diluted basis).
(d)Optional redemption upon a change in control. In the event of a change in control, the holder could elect to request payment of all outstanding principal (with no penalty) and unpaid accrued interest.
(e)Optional redemption upon the Company obtaining at least $10.0 million in commercial debt which would result in the January 2020 Note having the same priority or being treated as subordinate to the commercial debt. In such scenario, the holder could elect to request payment of all outstanding principal (with no penalty) and unpaid accrued interest.
(f)Automatic or optional redemption upon an event of default. Upon the occurrence of an event of default, the January 2020 Note would either automatically become due and payable or could become due and payable at the holder’s option (based on the nature of the event of default). Upon such acceleration, all outstanding principal (with no penalty) and unpaid accrued interest would become payable.
(g)Additional interest of 3% (or a total of 9%) upon an event of default.
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
The terms of the convertible notes payable included certain restrictive covenants related to the Company’s ability to enter into certain transactions or agreements, pay dividends, or take other similar corporate actions.
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
In connection with the reverse recapitalization discussed in Note 3, immediately prior to the closing of the Business Combination, the convertible notes, plus accrued paid-in-kind interest, totaling $26.8 million were converted into an aggregate of 2,336,235 shares of Legacy Hyliion common stock, which were then exchanged for an aggregate of 3,404,367 shares of the Company’s common stock on the Closing Date. In addition, the Company issued 1,000,000 shares of Legacy Hyliion common stock to a noteholder of the 2018 Note, Initial 2019 Notes, and January 2020 Note, with a grant date fair value of $10.00 per share in accordance with the Commercial Matters Agreement.
In connection with this conversion of the convertible notes, the Company recorded a loss on extinguishment of $10.2 million included within other income (expense) on the accompanying consolidated statements of operations.
Term Loan
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
Payroll Protection Program Loan
During May 2020, the Company received loan proceeds in the amount of $0.9 million under the Payroll Protection Program (the “PPP”). The PPP was established as part of Coronavirus Aid, Relief, and Economic Security Act and provides for loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the business, subject to certain limitations. The loans and accrued interest were forgivable after eight weeks so long as the borrower used the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and so long as the borrower maintained its pre-funding employment and wage levels. Although the Company used the PPP loan proceeds for purposes consistent with the provisions of the PPP and such usage met the criteria established for forgiveness of the loan, the Company repaid the balance of the PPP loan plus accrued interest during the three months ended March 31, 2021.
Finance Lease Obligations
The Company’s debt arising from finance lease obligations primarily relates to vehicles and equipment. See Note 10 for future maturities of finance lease obligations.
Note 5. Investments
The amortized cost, unrealized gains and losses, and fair value, and maturities of our held-to-maturity investments at December 31, 2021 and 2020 are summarized as follows:

		Fair Value Measurements as of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$73,908	$2	$(31)	$73,879
U.S. government agency bonds	4,450	—	(7)	4,443
State and municipal bonds	17,797	—	(115)	17,682
Corporate bonds and notes	202,849	3	(953)	201,899
Total held-to-maturity investments	$299,004	$5	$(1,106)	$297,903

		Fair Value Measurements as of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury bills	$149,996	$—	$(1)	$149,995
Commercial paper	37,963	—	(15)	37,948
Corporate bonds and notes	49,892	—	(63)	49,829
Total held-to-maturity investments	$237,851	$—	$(79)	$237,772

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$118,787	$118,714	$201,881	$201,864
Due after one year through five years	180,217	179,189	35,970	35,908
Total held-to-maturity securities	$299,004	$297,903	$237,851	$237,772
Note 6. Fair Value Measurements
The fair value measurements of the Company's assets at December 31, 2021 and 2020 are summarized as follows:

	Fair Value Measurements as of December 31, 2021
	Level I	Level II	Level III	Total
Cash and cash equivalents	$258,445	$—	$—	$258,445
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	73,879	—	73,879
U.S. government agency bonds	—	4,443	—	4,443
State and municipal bonds	—	17,682	—	17,682
Corporate bonds and notes	—	201,899	—	201,899
Total assets	$259,110	$297,903	$—	$557,013

	Fair Value Measurements as of December 31, 2020
	Level I	Level II	Level III	Total
Cash and cash equivalents	$389,705	$—	$—	$389,705
Held-to-maturity investments:
U.S. treasury bills	—	149,995	—	149,995
Commercial paper	—	37,948	—	37,948
Corporate bonds and notes	—	49,829	—	49,829
Total assets	$389,705	$237,772	$—	$627,477
The rollforward of the Company’s Level 3 instruments at December 31, 2020 is summarized as follows*:

Balance at December 31, 2019	$8,351
Issuance of convertible note payable derivative liability	2,656
Fair value adjustments	1,358
Settlement of convertible notes payable derivative liabilities	(12,365)
Balance at December 31, 2020	$—
* There were no Level 3 instruments outstanding during the year ended December 31, 2021.
20

Note 7. Inventory
The carrying value of our inventory at December 31, 2021 and 2020 is summarized as follows:

	December 31,
	2021	2020
Raw materials	$—	$132
Work in process	4	—
Finished goods	110	—
Total	$114	$132
We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. During the year ended December 31, 2021, we recorded write-downs of $2.3 million, included in cost of revenues. During the years ended December 31, 2020 and 2019, we were in a research and development phase, and did not record substantial inventory amounts or cost of sales and related adjustments.
Note 8. Capital Structure
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
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, option or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At December 31, 2021 and 2020, there were no shares of preferred stock issued and outstanding.
Common Stock
At December 31, 2021, the following shares of common stock were reserved for future issuance:

Stock options issued and outstanding	3,157,889
Authorized for future grant under 2020 Equity Incentive Plan	8,572,929
11,730,818
Warrants
Public Warrants: On March 4, 2019, TortoiseCorp completed an initial public offering that included warrants for shares of common stock (the “Public Warrants”). Each Public Warrant entitled the holder to the right to purchase one share of common stock at an exercise price of $11.50 per share. No fractional shares were issued upon exercise of the Public Warrants. The Company could elect to redeem the Public Warrants, in whole and not in part, at a price of $0.01 per Public Warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders had a period of 30 days to exercise for cash, or on a cashless basis. On the Closing Date, there were 11,650,458 Public Warrants issued and outstanding.
Private Placement Warrants: Simultaneous with TortoiseCorp’s initial public offering in March 2019, Tortoise Borrower purchased warrants at a purchase price of $1.00 per warrant in a private placement (the “Private Placement Warrants”). The Private Placement Warrants could not be redeemed by the Company so long as the Private Placement Warrants are held by the initial purchasers, or such purchasers’ permitted transferees. The Private Placement Warrants had terms and provisions identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period, except if the Private Placement Warrants were held by someone other than the initial purchasers’ permitted transferees, then the Private Placement Warrants were redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. On the Closing Date, there were 6,660,183 Private Warrants issued and outstanding.
Forward Purchase Warrants: Simultaneous with the consummation of the Business Combination in October 2020, 875,000 Forward Purchase Warrants to purchase shares of common stock were issued in connection with the forward purchase agreement (See Note 3). The Forward Purchase Warrants had terms and provisions identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period, except that the Forward Purchase Warrants are subject to transfer restrictions and certain registration rights.
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
Note 9. Share-Based Compensation
2016 Equity Incentive Plan
For periods prior to the reverse recapitalization (See Note 3), the Hyliion Inc. 2016 Equity Incentive Plan (the “2016 Plan”), as amended in August 2017 and approved by the board of directors (the “Board”), permitted the granting of various awards including stock options (including both nonqualified options and incentive options), stock appreciation rights (“SARs”), stock awards, phantom stock units, performance awards and other share-based awards to employees, outside directors and consultants and advisors of the Company. Only stock options have been awarded to employees, consultants and advisors under the 2016 Plan.
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
The option exercise price for all grantees equals the stock’s estimated fair value on the date of the grant, after giving effect to the Exchange Ratio. The Board determined the fair value of common stock at the time of grant by considering a number of objective and subjective factors, including independent third-party valuations of the Company’s common stock, operating and financial performance, the lack of liquidity of capital stock, and general and industry-specific economic outlook, amongst other factors. The Company believes the fair value of the stock options granted to nonemployees was more readily determinable than the fair value of the services received.
The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model in order to measure the compensation cost associated with the award. This model incorporates certain assumptions for inputs including an expected volatility in the market value of the underlying common stock, expected term, a risk-free interest rate, and the expected dividend yield of the underlying common stock. The following assumptions were used for options issued in the following periods*:

	Year Ended December 31,
	2020	2019
Expected volatility	70.0%	70.0%
Expected term	6.1 years	6.1 - 10 years
Risk-free interest rate	1.7%	1.4 - 3%
Expected dividend yield	0.0%	0.0%
* There were no options issued during the year ended December 31, 2021.
•Expected volatility: The expected volatility was determined by examining the historical volatility of a group of industry peers, as the Company did not have any trading history for the Company’s common stock.
•Expected term: For employees, the expected term is determined using the “simplified” method, as prescribed by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment, to estimate on a formula basis the expected term of the Company’s employee stock options which are considered to have “plain vanilla” characteristics. For nonemployees, the expected term represents the contractual term of the option.

•Risk-free interest rate: The risk-free interest rate was based upon quoted market yields for the United States Treasury instruments with terms that were consistent with the expected term of the Company’s stock options.
•Expected dividend yield: The expected dividend yield was based on the Company’s history and management’s current expectation regarding future dividends.
Employee and nonemployee stock options generally vest over four years, with a maximum term of ten years from the date of grant. These awards become available to the recipient upon the satisfaction of a vesting condition based on a period of service.
Activity in the 2016 Plan for the years ended December 31, 2021, 2020 and 2019 is summarized as follows:

	Number of Options	Weighted Average Exercise Price (in Dollars)	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2018	5,508,031	$0.11	8.7 years
Granted	3,213,131	$0.16
Exercised	(418,033)	$0.14
Forfeited	(1,715,847)	$0.13
Outstanding at December 31, 2019	6,587,282	$0.13	8.2 years
Granted	2,797,828	$0.23
Exercised	(1,112,960)	$0.11
Forfeited	(1,289,653)	$0.19
Outstanding at December 31, 2020	6,982,497	$0.16	7.8 years
Exercised	(3,558,201)	$0.17
Forfeited	(266,407)	$0.18
Outstanding at December 31, 2021	3,157,889	$0.16	6.6 years

Exercisable at December 31, 2021	1,793,912	$0.12	5.8 years
At December 31, 2021, the options outstanding and exercisable had an intrinsic value of $19.1 million and $10.9 million, respectively. There were no options with an exercise price greater than the market price on December 31, 2021 to exclude from the intrinsic value computation. The intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $42.8 million, $18.4 million and $0.1 million, respectively.
Share-based compensation expense under the 2016 Plan for the years ended December 31, 2021, 2020 and 2019 was $0.1 million, $0.3 million and $0.1 million, respectively. There was $0.2 million of unrecognized compensation expense related the 2016 Plan at December 31, 2021 which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 1.8 years.
2020 Equity Incentive Plan
On October 1, 2020, the Company’s shareholders approved a new long-term incentive award plan (the “2020 Plan”) in connection with the Business Combination. The 2020 Plan is administered by the Board and the compensation committee. The selection of participants, allotment of shares, determination of price and other conditions are approved by the Board and the compensation committee at its sole discretion in order to attract and retain personnel instrumental to the success of the Company. Under the 2020 Plan, the Company may grant an aggregate of 12,200,000 shares of common stock in the form of nonstatutory stock options, incentive stock options, SARs, restricted stock awards, performance awards and other awards. No awards were granted under the 2020 Plan prior to the year ended December 31, 2021, and no stock options have been granted under the 2020 Plan.
Employee and nonemployee RSUs for which a grant date has been established generally vest over three to four years from the date of grant. These awards become available to the recipient upon the satisfaction of a vesting condition based on a period of service, and performance conditions for certain awards.

Activity in the 2020 Plan for the years ended December 31, 2021, 2020 and 2019 is summarized as follows:

	Number of Units	Weighted Average Grant Date Fair Value (in Dollars)
Nonvested at December 31, 2020	—	$—
Granted[1]	1,858,236	$11.24
Vested	(176,449)	$12.64
Forfeited[2]	(124,993)	$12.09
Nonvested at December 31, 2021[3]	1,556,794	$11.01
1 Excludes 1,985,914 shares issued where no accounting grant date has been established.
2 Excludes 75,000 shares issued and forfeited where no accounting grant date has been established.
3 Excludes 1,910,914 shares issued and nonvested where no accounting grant date has been established.
Share-based compensation expense under the 2020 Plan for the years ended December 31, 2021, 2020 and 2019 was $4.8 million, nil and nil, respectively. The fair value of RSUs that vested during the years ended December 31, 2021, 2020 and 2019 was $1.6 million, nil, and nil, respectively. There was $10.7 million of unrecognized compensation expense related to the 2020 Plan at December 31, 2021 which is expected to be recognized over the remaining vesting periods, subject to forfeitures, with a weighted-average period of 2.6 years.
Note 10. Leases
The Company enters into operating and finance leases for its corporate office, temporary office, vehicles and equipment. In addition, the Company enters into arrangements whereby portions of the leased premises are subleased to third parties and are classified as operating leases. In December 2021, the Company amended the lease for its corporate office. This amendment increased the amount of space under the original lease, adjusted the monthly lease payments, and decreased the term of the lease through 2027. The Company accounted for this extension as a lease modification and recorded a decrease to the operating lease ROU asset and lease liability. The lease amendment includes the option to extend the term for up to two consecutive terms of five years, which is not reasonably certain to be exercised at the modification date.
The following table provides a summary of the components of lease income, costs and rent, which are included within research and development and selling, general and administrative expense:

	Year Ended December 31,
	2021	2020	2019
Operating lease costs:
Operating lease cost	$1,386	$1,389	$1,908
Short-term lease cost	456	42	4
Variable lease cost	469	(14)	(140)
Sublessor income	(38)	(326)	(421)
Total operating lease costs	$2,273	$1,091	$1,351

Finance lease costs:
Amortization of right-of-use assets	$74	$112	$112
Interest on lease liabilities	1	21	50
Total finance lease costs	$75	$133	$162
Finance lease ROU assets were nil and $0.3 million at December 31, 2021 and 2020 and accumulated amortization was nil and $0.1 million as of December 31, 2021 and 2020, respectively.

The following table provides the weighted-average lease terms and discount rates used for the Company’s operating and finance leases:

	December 31,
	2021	2020
Weighted-average remaining lease term:
Operating leases	5.3 years	5.0 years
Finance leases	0.0 years	0.3 years

Weighted-average discount rate:
Operating leases	7.1%	9.9%
Finance leases	—%	14.2%
The following table provides a summary of lease liability maturities for the next five years and thereafter at December 31, 2021:

	Operating Leases	Finance Leases
2022	$657	$—
2023	2,198	—
2024	2,263	—
2025	2,331	—
2026	2,402	—
Thereafter	822	—
Total minimum lease payments	10,673	—
Less: imputed interest	(2,029)	—
Total lease obligations	$8,644	$—
Note 11. Property and Equipment, Net
Property and equipment, net at December 31, 2021 and 2020 is summarized as follows:

	December 31,
	2021	2020
Production machinery and equipment	$1,717	$1,751
Vehicles	720	712
Leasehold improvements	1,077	749
Demo fleet systems	—	263
Office furniture and fixtures	155	64
Computers and related equipment	1,219	195
	4,888	3,734
Less: accumulated depreciation	(2,653)	(2,563)
Total property and equipment, net	$2,235	$1,171
Depreciation expense for the years ended December 31, 2021, 2020 and 2019 totaled approximately $0.8 million, $0.8 million and $0.9 million respectively. For the year ended December 31, 2021, $0.1 million and $0.7 million was included in selling, general and administrative expenses and research and development expenses, respectively, in the consolidated statements of operations. For the year ended December 31, 2020, $0.1 million and $0.7 million was included in selling, general and administrative expenses and research and development expenses, respectively, in the consolidated statements of operations. For the year ended December 31, 2019, 0.1 million and $0.8 million was included in selling, general and administrative expenses and research and development expenses, respectively, in the consolidated statements of operations. For the years ended December 31, 2021, 2020 and 2019, there was nil depreciation expense included in cost of revenues.

Note 12. Intangible Assets, Net
The gross carrying amount and accumulated amortization of separately identifiable intangible assets at December 31, 2021 and 2020 is summarized as follows:

		December 31, 2021
Intangible Asset	Useful Life	Weighted Average Remaining Life	Gross Carrying Value	Accumulated Amortization	Net
Developed technology	6 years	2.4 years	$578	$(343)	$235
Non-compete	3 years	0.0 years	5	(5)	—
			$583	$(348)	$235

		December 31, 2020
Intangible Asset	Useful Life	Weighted Average Remaining Life	Gross Carrying Value	Accumulated Amortization	Net
Developed technology	6 years	3.4 years	$578	$(247)	$331
Non-compete	3 years	0.4 years	5	(4)	1
			$583	$(251)	$332
Total amortization expense for the years ended December 31, 2021, 2020 and 2019 was $0.1 million, $0.1 million and $0.1 million, respectively, and is included within selling, general and administrative expenses in the consolidated statements of operations.
Total future amortization expense for finite-lived intangible assets at December 31, 2021 is summarized as follows:

2022	$97
2023	97
2024	41
2025	—
$235
Note 13. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities at December 31, 2021 and 2020 are summarized as follows:

	December 31,
	2021	2020
Accrued professional services and other	$3,681	$1,032
Accrued compensation and related benefits	3,460	615
Accrued liability for warrants exercised but not settled	—	4,282
Other accrued liabilities	618	209
	$7,759	$6,138
Note 14. Warranties
The change in warranty liability for the years ended December 31, 2021 and 2020 is summarized as follows:

	Year ended December 31,
	2021	2020
Balance at beginning of period	$—	$—
Accrual for warranties issued	44	—
Warranty charges	—	—
Balance at end of period	$44	$—

Note 15. Income Taxes
The income tax provision for the years ended December 31, 2021, 2020 and 2019 is summarized as follows:

	Year Ended December 31,
	2021	2020	2019
Current tax expense:
Federal	$—	$—	$—
State	—	—	—
Total current tax expense	$—	$—	$—

Deferred tax (benefit) expense:
Federal	$(24,138)	$(8,952)	$(2,788)
State	67	(291)	—
Valuation allowance	24,071	9,243	2,788
Total deferred tax expense	$—	$—	$—
The components of deferred taxes at December 31, 2021 and 2020 are summarized as follows:

	December 31,
	2021	2020
Deferred tax assets:
Federal net operating loss carryforwards	$39,399	$17,265
State net operating loss carryforwards	984	984
Operating lease obligation	1,815	1,009
R&D tax credit	693	481
Other	1,908	224
Property and equipment, net	13	29
Total deferred tax assets	44,812	19,992
Less: valuation allowance	(43,139)	(19,068)
Deferred tax assets, net of valuation allowance	$1,673	$924

Deferred tax liabilities:
Operating lease right of use asset, net	1,624	854
Intangible assets, net	49	70
Total deferred tax liabilities	1,673	924

Net deferred tax assets	$—	$—

The reconciliation of taxes at the federal statutory rate to the Company’s provision for income taxes for the years ended December 31, 2021, 2020 and 2019 is summarized as follows:

	Year Ended December 31,
	2021	2020	2019
Provision at statutory rate of 21%	$(20,170)	$68,069	$(2,964)
Non-deductible convertible debt interest expense	—	227	152
Non-deductible gain related to warrant conversions	—	(76,293)	—
State tax expense	—	(158)	—
Stock options	(3,458)	54	15
Transaction costs	—	(2,947)	—
Shares issued in connection with a Commercial Matters Agreement	—	2,100	—
Other	(231)	(102)	9
R&D tax credit	(212)	(193)	—
Change in valuation allowance	24,071	9,243	2,788
	$—	$—	$—
In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2021.
The Company had federal net operating loss carryforwards of $187.6 million and $82.2 million at December 31, 2021 and 2020, respectively. At December 31, 2021, $10.5 million of this amount will begin to expire in 2036 and the remaining $177.1 million have an indefinite carryforward period. The Company had state net operating loss carryforwards of $12.5 million and $12.5 million at December 31, 2021 and 2020, respectively, that will begin to expire beginning in 2036 and research and development credits of $0.6 million that will begin to expire in 2037. The Company's ability to utilize a portion of net operating loss carryforwards and credits to offset future taxable income, and tax, respectively, is subject to certain limitations under section 382 of the Internal Revenue Code upon changes in equity ownership of the Company. Due to such limitation, $2.0 million of the Company’s net operating loss and less than $0.1 million of the Company’s R&D credits will expire unused, regardless of taxable income in future years.
The Company files a United States federal income tax return, as well as income tax returns in various states. The tax returns for years 2017 and thereafter remain open for examination.
Note 16. Commitments and Contingencies
Economic Incentive Agreement
During the year ended December 31, 2018, the Company entered into an agreement with the Cedar Park Economic Development Corporation ("EDC"), whereby the Company will receive grants from the EDC contingent upon the Company fulfilling and maintaining certain corporate office lease and employment requirements. The specified requirements must be met on or before specific measurement dates and maintained throughout the term of the agreement, which expires effective December 31, 2024.
As the terms of the EDC grant agreement require the Company to meet and maintain all of the performance requirements throughout the term of the agreement, the Company has not substantially met all the conditions for the grant funding received. Should the Company fail to meet and maintain any performance requirements, all amounts received from the EDC are subject to refund. Accordingly, total grant funding of $0.6 million recorded as part of other liabilities as of December 31, 2021 will continue to be reflected as an other non-current liability until all related performance requirements have been met through the end of the agreement on December 31, 2024.
Under the agreement, the EDC has the right to file a security interest to all assets of the Company. This security interest is subordinate to the holders of the convertible notes payable with security interests.

Legal Proceedings
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
Note 17. Net (Loss) Income Per Share
As a result of the reverse recapitalization (see Note 3), the Company has retroactively adjusted the weighted average shares outstanding prior to October 1, 2020 to give effect to the Exchange Ratio used to determine the number of shares of common stock into which they were converted.
The computation of basic and diluted net (loss) income per share for the years ended December 31, 2021, 2020 and 2019 is summarized as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net (loss) income attributable to common stockholders	$(96,048)	$324,117	$(14,113)

Denominator:
Weighted average shares outstanding, basic	172,216,477	104,324,059	86,643,714
Weighted average shares outstanding, diluted	172,216,477	112,570,960	86,643,714

Net (loss) income per share, basic	$(0.56)	$3.11	$(0.16)
Net loss per share, diluted	$(0.56)	$(0.35)	$(0.16)
Potential common shares excluded from the computation of diluted net (loss) income per share because including them would have had an anti-dilutive effect for the years ended December 31, 2021, 2020 and 2019 are summarized as follows:

	Year Ended December 31,
	2021	2020	2019
Unexercised stock options	3,157,889	—	6,587,282
Unvested restricted stock units*	3,467,708	—	—
	6,625,597	—	6,587,282
* Potential common shares from unvested restricted stock units include 1,910,914, nil and nil shares for the years ended December 31, 2021, 2020 and 2019, respectively, where no accounting grant date has been established.
Note 18. Supplemental Cash Flow Information
Supplemental cash flow information for the years ended December 31, 2021, 2020 and 2019 is summarized as follows:

	Year Ended December 31,
	2021	2020	2019
Cash paid for interest	$(8)	$(144)	$(53)
Cash paid for taxes	$—	$—	$—

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,386)	$(1,446)	$(1,255)
Operating cash flows from finance leases	$(1)	$(29)	$(50)
Right-of-use assets obtained in exchange for lease obligations	$3,410	$1,007	$21

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosures of noncash investing and financing information:
Warrants exercised where proceeds are included within prepaid expenses and other current assets	$—	$11,978	$—
Settlement of convertible notes payable and convertible note payable derivative liabilities	$—	$44,039	$—
Redemption of unexercised warrants included within prepaid expenses and other current assets	$—	$(3)	$—
Acquisitions of property and equipment included in accounts payable	$246	$—	$—
Note 19. Retirement Plan
The Company has adopted a 401(k) plan to provide all eligible employees a means to accumulate retirement savings on a tax-advantaged basis. The 401(k) plan requires participants to be at least 21 years old. Plan participants may make elective contributions up to the maximum percentage of compensation and dollar amount allowed under the Internal Revenue Code and are always 100% vested in their elective contributions. The Company can make discretionary employer contributions at its election and did not make any contributions during the years ended December 31, 2021, 2020 and 2019.
30

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
As previously reported in our Amended Annual Report on Form 10-K for the year ended December 31, 2020, on October 1, 2020, after the recommendation of the Audit Committee of the Board, the Board approved the engagement of Grant Thornton LLP (“Grant Thornton”) as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending December 31, 2020. Grant Thornton served as the independent registered public accounting firm of Legacy Hyliion prior to the Business Combination. Accordingly, WithumSmith+Brown, PC (“Withum”), the Company’s independent registered public accounting firm prior to the Business Combination, was informed on October 1, 2020 that it would be replaced by Grant Thornton as the Company’s independent registered public accounting firm following completion of the Company’s review of the quarter ended September 30, 2020, which consists only of the accounts of the pre-Business Combination special purpose acquisition company, TortoiseCorp.
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
The Company provided Withum with a copy of the disclosures made by the Company in connection with this change and requested that Withum furnish the Company with a letter addressed to the SEC stating whether it agrees with the statements made by the Company in response to Item 304(a) of Regulation S-K under the Exchange Act and, if not, stating the respects in which it does not agree.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our Principal Executive Officer and Principal Financial Officer) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Based on our management’s evaluation (with the participation of our Principal Executive Officer and Principal Financial Officer), of the effectiveness of our internal controls over financial reporting as of December 31, 2021, which was based on the framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2021, our internal control over financial reporting was effective as of December 31, 2021. Our independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of our internal control over financial reporting and as of December 31, 2021, as stated in their report which is included herein.

The following material weaknesses previously reported in our Amended Annual Report on Form 10-K for the year ended December 31, 2020 have been remediated at December 31, 2021: (a) segregation of duties (resulting from the small number of individuals performing the accounting functions), including the lack of a formal journal entry review and approval process; (b) the design and operation of our information technology general controls; and (c) our overall closing and financial reporting processes, including accounting for significant and unusual transactions.
Remediation
The following describes our remediation of the material weaknesses described above:
•Segregation of duties – the Company implemented NetSuite, an Oracle cloud-based ERP and financial reporting solution including configurable workflows and user roles, expanded the accounting team and implemented additional internal controls around the underlying processes.
•Formal journal entry review and approval process – the Company implemented workflow steps within NetSuite to ensure all journal entries are approved before posting to the general ledger.
•Information technology general control design and operation – the Company implemented NetSuite including configurable workflows and user roles. The Company further implemented additional information technology general controls and conducted full user access reviews. Finally, the Company expanded the information technology department, including the hiring of a CIO, to allow for performance of system administration tasks.
•Overall closing and financial reporting processes including accounting for significant and unusual transactions – In addition to the above remediation efforts, the Company enhanced its processes to identify and appropriately apply accounting requirements for complex transactions, including enhanced access to accounting literature and research materials and increased communication and assistance among and from our personnel and third-party professionals.
Changes in Internal Control over Financial Reporting
As discussed above, we implemented certain measures to remediate the material weaknesses identified in the design and operation of our internal control over financial reporting. Other than those measures, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Controls
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Hyliion Holdings Corp.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Hyliion Holdings Corp. and subsidiaries (the “Company”) as of December 31, 2021 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 24, 2022 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 24, 2022

ITEM 9B. OTHER INFORMATION
Amended and Restated Employment Agreements with Executive Officers
On February 23, 2022, the Company entered into amended and restated employment agreements (the “Agreements”) with the following executive officers: Thomas J. Healy, Chief Executive Officer; Sherri Baker, Chief Financial Officer; Dennis M. Gallagher, Chief Operating Officer; Jose Oxholm, General Counsel and Chief Compliance Officer; and Patrick Sexton, Chief Technology Officer. The amendments give the Board and Compensation Committee increased flexibility to provide market competitive compensation to the Company’s executive team, specifically in relation to the value and number of shares of annual time-based equity awards granted to each of the executives under the Company’s 2020 Equity Incentive Plan. All other terms and conditions of the Agreements remain unchanged. The foregoing description of the Agreements is qualified in its entirety by the full text of the Agreements, which are filed as exhibits to this 10-K.
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be contained in, and is hereby incorporated by reference to, our definitive proxy statement for the 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”), which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2021. This includes information regarding our Code of Business Conduct and Ethics.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2022 Proxy Statement, which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2022 Proxy Statement, which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2022 Proxy Statement, which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2021.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2022 Proxy Statement, which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2021.

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

4.3
Description of Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 (File No. 001-38823) filed with the SEC on May 17, 2021.

4.4
Lock-Up Agreement, dated October 1, 2020, by and between the Company and Thomas Healy (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on October 7, 2020).

10.1
Lease Agreement, dated February 5, 2018, by and between IGX Brushy Creek, LLC and Hyliion Inc. (incorporated by reference to Exhibit 10.9 to the Company's Current Report on form 8-K filed on October 7, 2020).

10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on June 19, 2020).
10.3†
Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on October 7, 2020).

10.4†	Hyliion Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-251328) filed with the SEC on December 14, 2020).
10.4(a)†	Hyliion Inc. 2016 Equity Incentive Plan, Form of Incentive Stock Option Agreement (incorporated by reference to Appendix D to the foregoing 2016 Equity Incentive Plan).
10.4(b)†	Hyliion Inc. 2016 Equity Incentive Plan, Form of Non-statutory Stock Option Agreement (incorporated by reference to Appendix E to the foregoing 2016 Equity Incentive Plan).
10.4(c)†	Hyliion Inc. 2016 Equity Incentive Plan, Form of Stock Restriction Agreement (incorporated by reference to Appendix F to the foregoing 2016 Equity Incentive Plan).
10.5†	Hyliion Holdings Corp. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on October 7, 2020).

10.5(a)†
Hyliion 2020 Equity Incentive Plan, Form of Stock Option Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 (File No. 333-251328) filed with the SEC on December 14, 2020).

10.5(b)†
Hyliion 2020 Equity Incentive Plan, Form of RSU Award Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 (File No. 333-251328) filed with the SEC on December 14, 2020).

10.6†
Employment Agreement, dated October 23, 2020, by and between the Company and Greg Van de Vere (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-249649) filed with the SEC on October 23, 2020).

10.7†
Employment Agreement, dated December 2, 2020, by and between Hyliion Holdings Corp. and Thomas Healy (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on December 7, 2020).

10.8†
Employment Agreement, dated December 2, 2020, by and between Hyliion Holdings Corp. and Patrick Sexton (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on December 7, 2020).

10.9†
Employment Agreement, dated January 8, 2021, by and between Hyliion Holdings Corp. and Sherri Baker (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 (File No. 001-38823) filed with the SEC on May 17, 2021.

10.10†
Employment Agreement, dated August 10, 2021, by and between Hyliion Holdings Corp. and Dennis M. Gallagher (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38823) filed with the SEC on November 10, 2021).

10.11†
Amendment to Employment Agreement, dated October 13, 2021, by and between Hyliion Holdings Corp. and Patrick Sexton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on October 14, 2021.

10.12*+	First Amendment to Industrial Lease, dated December 1, 2020, by and between IGX Brushy Creek, LLC and Hyliion Inc.
10.13*+	Second Amendment to Industrial Lease, dated June 2, 2021, by and between IGX Brushy Creek, LLC and Hyliion Inc.
10.14*+	Third Amendment to Industrial Lease, dated December 17, 2021, by and between IGX Brushy Creek, LLC and Hyliion Inc.
10.15*†	Amended and Restated Employment Agreement, dated February 24, 2022, by and between Hyliion Holdings Corp. and Thomas Healy.
10.16*†	Amended and Restated Employment Agreement, dated February 24, 2022, by and between Hyliion Holdings Corp. and Sherri Baker.
10.17*†	Amended and Restated Employment Agreement, dated February 24, 2022, by and between Hyliion Holdings Corp. and Dennis Gallagher.
10.18*†	Amended and Restated Employment Agreement, dated February 24, 2022, by and between Hyliion Holdings Corp. and Patrick Sexton.
10.19*†	Amended and Restated Employment Agreement, dated February 24, 2022, by and between Hyliion Holdings Corp. and Jose Oxholm.
10.20*†	Employment Agreement, dated February 24, 2022, by and between Hyliion Holdings Corp. and Cheri Lantz.
14.1
Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 (File No. 001-38823) filed with the SEC on May 17, 2021..

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
____________________________________________
*Filed herewith.
†Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3).
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

HYLIION HOLDINGS CORP.

Date: February 24, 2022	By:	/s/ Thomas Healy
Thomas Healy
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Healy	President and Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2022
Thomas Healy

/s/ Sherri Baker	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2022
Sherri Baker

/s/ Andrew H. Card, Jr.	Director	February 24, 2022
Andrew H. Card, Jr.

/s/ Elaine L. Chao	Director	February 24, 2022
Elaine L. Chao

/s/ Jeffrey A. Craig	Director	February 24, 2022
Jeffrey A. Craig

/s/ Vincent T. Cubbage	Director	February 24, 2022
Vincent T. Cubbage

/s/ Mary E. Gustanski	Director	February 24, 2022
Mary E. Gustanski

/s/ Howard Jenkins	Director	February 24, 2022
Howard Jenkins

/s/ Edward Olkkola	Chairman	February 24, 2022
Edward Olkkola

/s/ Robert M. Knight, Jr.	Director	February 24, 2022
Robert M. Knight, Jr.

/s/ Stephen Pang	Director	February 24, 2022
Stephen Pang