Form 10-Q
period 2022-03-31
Hyliion Holdings Corp.
filed 2022-05-09
CIK 1759631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
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
As of May 1, 2022, 173,838,812 shares of common stock, par value $0.0001 per share, were issued and outstanding.

HYLIION HOLDINGS CORP.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HYLIION HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$227,107	$258,445
Accounts receivable	765	70
Inventory	186	114
Prepaid expenses and other current assets	8,865	9,068
Short-term investments	134,160	118,787
Total current assets	371,083	386,484

Property and equipment, net	2,478	2,235
Operating lease right-of-use assets	7,411	7,734
Intangible assets, net	211	235
Other assets	1,682	1,535
Long-term investments	165,958	180,217
Total assets	$548,823	$578,440

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,258	$7,455
Current portion of operating lease liabilities	190	21
Accrued expenses and other current liabilities	7,860	7,759
Total current liabilities	11,308	15,235

Operating lease liabilities, net of current portion	8,222	8,623
Other liabilities	1,015	667
Total liabilities	20,545	24,525

Commitments and contingencies (Note 8)

Stockholders’ equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 173,805,134 and 173,468,979 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	17	17
Additional paid-in capital	376,266	374,795
Retained earnings	151,995	179,103
Total stockholders’ equity	528,278	553,915
Total liabilities and stockholders’ equity	$548,823	$578,440
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues
Product sales and other	$340	$—
Total revenues	340	—
Cost of revenues
Product sales and other	2,099	—
Total cost of revenues	2,099	—
Gross loss	(1,759)	—
Operating expenses
Research and development	(15,808)	(9,332)
Selling, general and administrative	(9,824)	(7,399)
Total operating expenses	(25,632)	(16,731)
Loss from operations	(27,391)	(16,731)
Interest income	285	169
Loss on disposal of assets	(2)	—
Net loss	$(27,108)	$(16,562)

Net loss per share, basic and diluted	$(0.16)	$(0.10)

Weighted-average shares outstanding, basic and diluted	173,584,573	170,249,708
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share data)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	173,468,979	$17	$374,795	$179,103	$553,915
Exercise of common stock options and vesting of restricted stock units, net	336,155	—	(92)	—	(92)
Share-based compensation	—	—	1,563	—	1,563
Net loss	—	—	—	(27,108)	(27,108)
Balance at March 31, 2022	173,805,134	$17	$376,266	$151,995	$528,278

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	169,316,421	$19	$364,998	$275,151	$640,168
Common stock issued for warrants exercised, net of issuance costs	371,535	—	4,282	—	4,282
Exercise of common stock options and vesting of restricted stock units, net	1,831,855	—	287	—	287
Share-based compensation	—	—	1,510	—	1,510
Net loss	—	—	—	(16,562)	(16,562)
Balance at March 31, 2021	171,519,811	$19	$371,077	$258,589	$629,685
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(27,108)	$(16,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	270	203
Amortization and accretion of investments	578	—
Noncash lease expense	303	222
Inventory write-down	1,325	—
Loss on disposal of assets	2	—
Share-based compensation	1,563	1,510
Changes in operating assets and liabilities:
Accounts receivable	(695)	12
Inventory	(1,397)	—
Prepaid expenses and other assets	98	817
Accounts payable	(4,249)	132
Accrued expenses and other liabilities	219	3,091
Operating lease liabilities	(212)	(182)
Net cash used in operating activities	(29,303)	(10,757)

Cash flows from investing activities
Purchase of property and equipment	(209)	(358)
Purchase of investments	(59,234)	(219,460)
Proceeds from sale and maturity of investments	57,500	160,001
Net cash used in investing activities	(1,943)	(59,817)

Cash flows from financing activities
Proceeds from exercise of stock warrants, net of issuance costs	—	16,257
Payments for Paycheck Protection Program loan	—	(908)
Proceeds from exercise of common stock options	28	287
Taxes paid related to net share settlement of equity awards	(120)	—
Repayments on finance lease obligations	—	(49)
Net cash (used in) provided by financing activities	(92)	15,587

Net decrease in cash and cash equivalents and restricted cash	(31,338)	(54,987)
Cash and cash equivalents and restricted cash, beginning of period	259,110	389,705
Cash and cash equivalents and restricted cash, end of period	$227,772	$334,718

Supplemental disclosure of noncash investing information:
Acquisitions of property and equipment included in accounts payable and other	$282	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except as separately indicated)

Note 1. Overview
Hyliion is a Delaware corporation headquartered in Cedar Park, Texas. On October 1, 2020 (the “Closing Date”), Tortoise Acquisition Corp (“TortoiseCorp”) entered into a business combination agreement (the “Business Combination”) with each of the shareholders of Hyliion Inc. (“Legacy Hyliion”). Pursuant to the Business Combination, TortoiseCorp acquired all of the issued and outstanding shares of common stock from the Legacy Hyliion shareholders. In connection with the closing of the transaction, Tortoise Corp. changed its name to Hyliion Holdings Corp. References to the “Company,” Hyliion," "we," or "us" in this report refer to Hyliion Holdings Corp. and its wholly-owned subsidiary after the Business Combination, unless expressly indicated or the context otherwise requires.
The Company designs and develops hybrid and electrified powertrain systems for Class 8 semi-trucks which modify semi-tractors into hybrid and fully electric range extender vehicles, respectively. The Company’s hybrid system ("Hybrid") utilizes intelligent electric drive axles with advanced algorithms and battery technology to optimize vehicle performance, enabling fleets to access an easy, efficient way to decrease fuel expenses, lower emissions and/or improve vehicle performance. The Company’s fully electric range extender system utilizes an intelligent electric powertrain with advanced algorithms to optimize emissions performance and efficiency with no new infrastructure required. The Hypertruck ERXTM system enables fleets to reduce the cost of ownership while providing the ability to deliver net-negative carbon emissions and operate fully electric when needed. The Company recently launched its commercial Hybrid system and the Hypertruck ERX system is in the design verification and product validation phase.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
These condensed consolidated statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), which permit reduced disclosure for interim periods. All intercompany transactions and balances have been eliminated upon consolidation. The condensed consolidated balance sheet as of December 31, 2021 was derived from audited financial statements for the fiscal year then ended, but does not include all necessary disclosures required with respect to annual financial statements. In the opinion of the Company, these condensed consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s 2021 Annual Report. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.
These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is an early-stage growth company and has generated negative cash flows from operating activities since inception. At March 31, 2022, the Company had total equity of $528.3 million, inclusive of cash and cash equivalents of $227.1 million and investments of $300.1 million. Based on this, the Company has sufficient funds to continue to execute its business strategy for the next twelve months.
Use of Estimates and Uncertainty of the Coronavirus Pandemic
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of expenses during the reporting period. The Company’s most significant estimates and judgments involve revenue recognition, inventory, warranties, income taxes and valuation of share-based compensation, including the fair value of common stock prior to the Business Combination. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.
On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared the coronavirus outbreak a pandemic. In mid-March 2020, U.S. State Governors, local officials and leaders outside of the U.S. began ordering various “shelter-in-place” orders, which have had various impacts on the U.S. and global economies. This has required greater use of estimates and assumptions in the preparation of the condensed consolidated financial statements.

As the coronavirus pandemic continues to evolve, the Company believes the extent of the impact to its businesses, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the coronavirus pandemic, the pandemic’s impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Those primary drivers are beyond the Company’s knowledge and control, and as a result, at this time the Company is unable to predict the cumulative impact, both in terms of severity and duration, that the coronavirus pandemic will have on its business, operating results, cash flows and financial condition, but it could be material if the current circumstances continue to exist for a prolonged period. Although the Company has made its best estimates based upon current information, actual results could materially differ from the estimates and assumptions. If so, the Company may be subject to future impairment charges as well as changes to recorded reserves and valuations.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity date of 90 days or less at the time of purchase to be cash and cash equivalents only if in checking, savings or money market accounts. Cash and cash equivalents include cash held in banks and money market accounts and are carried at cost, which approximates fair value. The Company maintains cash in excess of federally insured limits at financial institutions which it believes are of high credit quality and has not incurred any losses related to these balances to date. The Company believes its credit risk, with respect to these financial institutions to be minimal.
Restricted Cash
The Company has provided its corporate headquarters lessor with a letter of credit for $0.7 million to secure the performance of lease obligations, backed by a restricted cash deposit to pay any draws on the letter of credit by the lessor. Total cash and cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows is summarized as follows:

	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
Cash and cash equivalents	$227,107	$258,445	$334,718	$389,705
Restricted cash included in other non-current assets	665	665	—	—
	$227,772	$259,110	$334,718	$389,705
Accounts Receivable
Accounts receivable are stated at gross invoice amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained at a level considered adequate to provide for potential account losses on the balance based on the Company’s evaluation of the anticipated impact of current economic conditions, changes in the character and size of the balance, past and expected future loss experience, among other pertinent factors. At March 31, 2022 and December 31, 2021, accounts receivable included amounts receivable from customers of $0.2 million and $45.0 thousand, respectively. At March 31, 2022 and December 31, 2021, there was no allowance for doubtful accounts required based on the Company's evaluation.
Investments
The Company’s investments consist of corporate bonds, U.S. treasury and agency securities, state and local municipal bonds and commercial paper, all of which are classified as held-to-maturity, with a maturity date of 36-months or less at the time of purchase. The Company determines the appropriate classification of investments at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, along with interest, is included in interest income. The Company uses the specific identification method to determine the cost basis of securities sold.
Investments are impaired when a decline in fair value is judged to be other-than-temporary. The Company evaluates investments for impairment by considering the length of time and extent to which market value has been less than cost or amortized cost, the financial condition and near-term prospects of the issuer as well as specific events or circumstances that may influence the operations of the issuer and the Company’s intent to sell the security or the likelihood that it will be required to sell the security before recovery of the entire amortized cost. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income and a new cost basis in the investment is established.
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
Level I: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the Company can access at the measurement date;
Level II: Significant other observable inputs other than level I prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data; and
Level III: Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used maximize the use of observable inputs and minimize the use of unobservable inputs.
The Company believes its valuation methods are appropriate and consistent with other market participants, however the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The Company’s financial instruments consist of cash and cash equivalents and restricted cash, accounts receivable, investments, accounts payable and accrued expenses for which the carrying value approximates fair value, exclusive of any interim unrealized gains or losses, because of the short-term nature of the instruments. The fair value of investments are based on quoted prices for identical or similar instruments in markets that are not active. As a result, investments are classified within Level II of the fair value hierarchy.
Revenue
The Company follows five steps to recognize revenue from contracts with customers under ASC 606, Revenue from Contracts with Customers, which are:
Step 1: Identify the contract(s) with a customer;
Step 2: Identify the performance obligations in the contract;
Step 3: Determine the transaction price;
Step 4: Allocate the transaction price to the performance obligations in the contract; and
Step 5: Recognize revenue when (or as) a performance obligation is satisfied.
Revenue is comprised of sales of Hybrid systems for Class 8 semi-trucks and specific other features and services that meet the definition of a performance obligation, including internet connectivity and data processing. We provide installation services for the Hybrid system onto the customers’ vehicle. The Company’s products are marketed and sold to end-user fleet customers in North America. When our contracts with customers contain multiple performance obligations and where material, the contract transaction price is allocated on a relative standalone selling price basis to each performance obligation. There is no meaningful basis on which to disaggregate revenue in the current period.
We recognize revenue on Hybrid system sales upon delivery and acceptance of the vehicle to the customer, which is when control transfers. Contracts are reviewed for significant financing components and payments are typically received within 30 days of delivery. The sale of a Hybrid system to an end-use fleet customer consists of a completed modification to the customer vehicle and the installation services involve significant integration of the Hybrid system with the customer’s vehicle. Installation services are not distinct within the context of the contract and together with the sale of the Hybrid system represent a single performance obligation. We do not offer any sales returns. Amounts billed to customers related to shipping and handling are classified as revenue, and we have elected to recognize the cost for freight and shipping when control has transferred to the customer as a cost of revenue. Our policy is to exclude taxes collected from customers from the transaction price of contracts. In the fourth quarter of fiscal 2021, we began taking deposits to secure future Hypertruck ERX production slots.
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
Note 3. Investments
The amortized cost, unrealized gains and losses, fair value and maturities of our held-to-maturity investments at March 31, 2022 and December 31, 2021 are summarized as follows:

		Fair Value Measurements at March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$63,643	$—	$(237)	$63,406
U.S. government agency bonds	4,450	—	(182)	4,268
State and municipal bonds	22,776	—	(406)	22,370
Corporate bonds and notes	209,249	—	(3,073)	206,176
	$300,118	$—	$(3,898)	$296,220

		Fair Value Measurements at December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$73,908	$2	$(31)	$73,879
U.S. government agency bonds	4,450	—	(7)	4,443
State and municipal bonds	17,797	—	(115)	17,682
Corporate bonds and notes	202,849	3	(953)	201,899
	$299,004	$5	$(1,106)	$297,903

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$134,160	$133,547	$118,787	$118,714
Due after one year through five years	165,958	162,673	180,217	179,189
	$300,118	$296,220	$299,004	$297,903

Note 4. Fair Value Measurements
The fair value measurements of our financial assets at March 31, 2022 and December 31, 2021 are summarized as follows:

	Fair Value Measurements at March 31, 2022
	Level I	Level II	Level III	Total
Cash and cash equivalents	$227,107	$—	$—	$227,107
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	63,406	—	63,406
U.S. government agency bonds	—	4,268	—	4,268
State and municipal bonds	—	22,370	—	22,370
Corporate bonds and notes	—	206,176	—	206,176
	$227,772	$296,220	$—	$523,992

	Fair Value Measurements at December 31, 2021
	Level I	Level II	Level III	Total
Cash and cash equivalents	$258,445	$—	$—	$258,445
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	73,879	—	73,879
U.S. government agency bonds	—	4,443	—	4,443
State and municipal bonds	—	17,682	—	17,682
Corporate bonds and notes	—	201,899	—	201,899
	$259,110	$297,903	$—	$557,013
Note 5. Inventory
The carrying value of our inventory at March 31, 2022 and December 31, 2021 is summarized as follows:

	March 31, 2022	December 31, 2021
Raw materials	$—	$—
Work in process	—	4
Finished goods	186	110
	$186	$114
During the three months ended March 31, 2022 and 2021, we recorded inventory write-downs of $1.3 million and nil, respectively, included in cost of revenues.
Note 6. Share-Based Compensation
During the three months ended March 31, 2022 and 2021, the Company granted 2.0 million and 1.5 million, respectively, restricted stock units which will vest over a period of one to four years, some of which include performance criteria based on the achievement of key Company milestones. During the three months ended March 31, 2022 and 2021, 0.4 million and 40 thousand, respectively, restricted stock units and options were forfeited. Share-based compensation expense for the three months ended March 31, 2022 and 2021 was $1.6 million and $1.5 million, respectively.

Note 7. Warranties
The change in warranty liability for the three months ended March 31, 2022 and 2021 is summarized as follows:

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$44	$—
Provision for new warranties	207	—
Net changes in accrual related to pre-existing warranties	(9)	—
Warranty costs incurred	(4)	—
Balance at end of period	$238	$—
Note 8. Commitments and Contingencies
Legal Proceedings
The Company is periodically involved in legal proceedings, legal actions and claims arising in the normal course of business, including proceedings relating to product liability, intellectual property, safety and health, employment and other matters. The Company believes that the outcome of such legal proceedings, legal actions and claims will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.
Note 9. Net Loss Per Share
The computation of basic and diluted net loss per share for the three months ended March 31, 2022 and 2021 is summarized as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(27,108)	$(16,562)

Denominator:
Weighted average shares outstanding, basic and diluted	173,584,573	170,249,708

Net loss per share, basic and diluted	$(0.16)	$(0.10)
Potential common shares excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the three months ended March 31, 2022 and 2021 are summarized as follows:

	Three Months Ended March 31,
	2022	2021
Unexercised stock options	2,928,756	4,360,010
Unvested restricted stock units*	4,260,994	3,174,341
	7,189,750	7,534,351
* Potential common shares from unvested restricted stock units for the three months ended March 31, 2022 and 2021 include 1,345,000 and 1,721,250 shares, respectively, where no accounting grant date has been established.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References to the “Company,” "Hyliion," "we," or "us" in this report refer to Hyliion Holdings Corp. and its wholly-owned subsidiary after the Business Combination, unless expressly indicated or the context otherwise requires. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report and our audited consolidated financial statements and related notes thereto in our 2021 Annual Report.
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
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, our status as an early stage company with a history of losses, and our expectation of incurring significant expenses and continuing losses for the foreseeable future; our ability to develop key commercial relationships with suppliers and customers; our ability to retain the services of Thomas Healy, our Chief Executive Officer; our ability to disrupt the powertrain market; the effects of our dynamic and proprietary solutions on commercial truck customers; the ability to accelerate the commercialization of the Hypertruck ERX; our ability to meet 2022 and future product milestones; the impact of COVID-19 on long-term objectives; the ability of our solutions to reduce carbon intensity and greenhouse gas emissions, and the other risks and uncertainties described under the heading “Risk Factors” in our other SEC filings including in our 2021 Annual Report (See Item 1A. Risk Factors). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Overview
Our mission is to be the leading provider of electrified powertrain solutions for the commercial vehicle industry. Our goal is to reduce the carbon intensity and the Greenhouse Gas ("GHG") emissions of the transportation sector by providing hybrid and electrified powertrain solutions for Class 8 semi-trucks at the lowest total cost of ownership ("TCO"). Throughout our product offerings, we utilize our battery systems, control software and data analytics, combined with fully integrated electric motors and power electronics, to produce electrified powertrain systems. We currently offer two different product lines; a Hybrid system which is designed as an add-on to electric powertrain to trucks which can augment power needs, and the Hypertruck ERX which is a complete powertrain option that is fully electric drive and leverages an onboard generator to recharge the batteries as the vehicle is in operation. By reducing both GHG emissions and TCO, our environmentally conscious solutions support our customers’ pursuit of their sustainability and financial objectives.
We are currently selling the Hybrid system and are developing our Hypertruck ERX electrified powertrain systems for Class 8 semi-trucks. Our Hybrid systems have been installed in low volumes on our initial customers’ commercial vehicles. Across these customer installations and over the entire Hyliion fleet, we have accumulated millions of real-world road miles on Class 8 semi-trucks. Our Hybrid system can either be installed on a new vehicle prior to entering fleet service or retrofit to an existing in-service vehicle. The Hypertruck ERX system leverages the experience and operating data from our Hybrid systems to offer a solution to replace the traditional diesel or Compressed Natural Gas ("CNG") powertrain installed in new vehicles.
The Hypertruck ERX powertrain, which is a range-extender vehicle, is addressing the market needs of having a fully electric drive truck that can travel long distance between refuels and can leverage existing natural gas infrastructure. Our initial expected deliveries of our Hypertruck ERX systems to customers are designed to have their batteries recharged by a CNG generator. Our Hypertruck ERX system can offer commercial vehicle owners and operators a net carbon negative electrified powertrain option, when using Renewable Natural Gas (“RNG”). We believe CNG/RNG is the correct fuel source to begin with, but there are other fuels that will become available to address the climate change initiative, including Hydrogen. We have showcased a multistage roadmap that starts with utilizing a CNG/RNG generator and evolves into offering Hydrogen-based solutions as well. The Hypertruck platform is designed to be fuel agnostic while the rest of the electric powertrain can remain the same. We plan to initially release the Hypertruck ERX natural gas solution, and then expect to release a Fuel Agnostic generator and a Hydrogen Fuel Cell generator for the Hypertruck platform.
CNG fueled recharging is preferable today due to both the current comparable cost of fuels and existing availability of CNG refueling infrastructure. Class 8 semi-trucks can currently be refueled with CNG through existing, geographically diverse and third-party accessible natural gas refueling stations established across North America. Globally, RNG, CNG and liquefied natural gas (“LNG”) are used widely for land-based transport and trucking and we believe there are established, geographically diverse and third-party accessible refueling stations available in certain areas in which we expect may be leveraged in connection with the use of our electrified powertrain solutions in the future. We believe there is opportunity for adoption of our electrified powertrain solutions across Europe. This existing and accessible refueling infrastructure will significantly reduce the buildout time and cost required to utilize our Hypertruck ERX system as compared to other proposed potential electrified solutions.
Our Hybrid and Hypertruck ERX systems are designed to be able to be installed on most major Class 8 semi-trucks in the long term, which will give our customers the flexibility to continue using their preferred vehicle brands and maintain their existing fleet maintenance and operations strategies. Our early Hybrid system deployments include leaders in the transportation and logistics sector. We are focusing our initial marketing efforts on large fleet operators as well as companies committed to reducing the overall environmental impact and fuel costs of their owned and operated trucking fleets.
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including but not limited to those discussed below and in Item 1A “Risk Factors.”
Successful Commercialization of Our Drivetrain Solutions
Our Hybrid system officially launched, and our first Hypertruck ERX showcase unit was unveiled, on August 31, 2021 at the ACT Expo in Long Beach, California. Compared to previous Hyliion systems, the Hybrid system offers fleets a lighter solution that is easier to install, service and operate. The Hybrid system draws upon the real-world feedback we have received from customers and the millions of miles logged with the previous system. Due to shortages of various components caused by global supply chain disruptions, we are experiencing longer delivery times because of supply delays for a portion of the orders we have received on new Hybrid systems. In addition, we continually assess the potential demand impact for the Hybrid system offering in light of recent changes within the competitive landscape.
We began our Hypertruck ERX roadshow in November 2021 which consists of numerous technology fleet experiences focused on demonstrating the features and benefits of the electric powertrain firsthand. The roadshow consists of Ride and Drive events and in-depth product education of the Hypertruck ERX’s features and benefits, including how it enables fleets’ decarbonization goals while also reducing total cost of ownership. Our development timeline has been extended to allow for design verification and testing inclusive of critical summer and winter seasons, as well as the accumulation of up to one million miles prior to production. We expect to complete design verification and begin initial controlled fleet trials by the end of 2022.
There have recently been shortages in the automotive industry supply chain including semiconductors as well as several other key components. These supply chain challenges have been especially prominent in the trucking industry, and one of the impacts has been significantly extended lead times for ordering new trucks. Fleets are experiencing lead times on new truck purchases that extend out for delivery into 2023. We have already placed orders with Peterbilt for all chassis needed in 2022 and are working to secure build slots for the 2023 calendar year in an effort to mitigate future potential supply chain impacts to our Hypertruck ERX development schedule. We continue to work closely with our current supply base to improve delivery of components for the quarters ahead and are diligently seeking alternative sources of supply for components that meet our technical specifications with shorter lead times.
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
Customer Demand
We have deployed demonstration Hybrid systems to certain early adopters who we expect to become customers in the future, including leaders in the transportation and logistics sector as well as companies committed to reducing the overall environmental impact and fuel costs of their owned and operated trucking fleets. Further, we commercialized and began selling the Hybrid system in the fourth quarter of 2021.

In 2021, we announced our Hypertruck Innovation Council, which consists of some of the largest fleets who will be assisting us along the development journey and will have been among the first to experience the Hypertruck ERX through our Ride and Drive events. The successful launch program and deployment of the Hypertruck ERX met with positive feedback from customer operations teams and drivers and generated further interest in the Hypertruck ERX solution and longer-term commercial relationships with us.
Key Components of Statements of Operations
Revenue
We currently generate revenues from sales of Hybrid systems for Class 8 semi-trucks.
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
We expect to continue to invest in research and development activities to achieve operational and commercial goals.
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
Other Income
Other income currently consists primarily of interest income earned on our investments.

Results of Operations
Comparison of Three Months Ended March 31, 2022 to Three Months Ended March 31, 2021
Our results of operations for the three months ended March 31, 2022 and 2021 on a consolidated basis are summarized as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenues
Product sales and other	$340	$—	$340	N/A
Total revenues	340	—	340	N/A
Cost of revenues
Product sales and other	2,099	—	2,099	N/A
Total cost of revenues	2,099	—	2,099	N/A
Gross loss	(1,759)	—	(1,759)	N/A
Operating expenses
Research and development	(15,808)	(9,332)	(6,476)	69.4%
Selling, general and administrative expenses	(9,824)	(7,399)	(2,425)	32.8%
Total operating expenses	(25,632)	(16,731)	(8,901)	53.2%
Loss from operations	(27,391)	(16,731)	(10,660)	63.7%
Interest income	285	169	116	68.6%
Loss on disposal of assets	(2)	—	(2)	N/A
Net loss	$(27,108)	$(16,562)	$(10,546)	63.7%

Net loss per share, basic and diluted	$(0.16)	$(0.10)	$(0.06)	60.0%

Weighted-average shares outstanding, basic and diluted	173,584,573	170,249,708	3,335	2.0%
Revenue
Sales increased by $0.3 million for the quarter ended March 31, 2022, driven by sales of Hybrid systems.
Cost of Revenues
Cost of revenues increased by $2.1 million for the quarter ended March 31, 2022, driven by sales of Hybrid systems. We expect a difference in timing between recognition of revenues and cost of revenues due to write-down of inventory to net realizable value in periods prior to sales. The increase in cost of revenues includes:
•Inventory write-downs of $1.3 million attributable to inventory on hand that had a cost higher than its net realizable value; and
•Warranty costs of $0.2 million for estimated costs to administer and maintain the warranty program for labor, transportation and parts, excluding any contribution from vendors.
Research and Development
Research and development expenses increased by $6.5 million for the quarter ended March 31, 2022 primarily due to an increase of $6.1 million primarily for the design and testing of our Hypertruck ERX system including an increase in personnel and benefits as we build out our engineering, operations and supply chain teams and associated capabilities.

Selling, General and Administrative
Selling, general, and administrative expenses increased by $2.4 million for the quarter ended March 31, 2022 primarily due to:
•An increase in personnel and benefits of $1.5 million as we continue to grow our sales and other functions; and
•An increase of $0.9 million for legal and professional services and other.
Other Income
Total other income increased by $0.1 million for the quarter ended March 31, 2022 primarily due to interest income on investments.
Liquidity and Capital Resources
At March 31, 2022, our current assets were $371.1 million, consisting primarily of cash and cash equivalents of $227.1 million, short-term investments of $134.2 million and prepaid expenses of $8.9 million. Our current liabilities were $11.3 million primarily comprised of accounts payable, accrued expenses and operating lease liabilities.
We believe the credit quality and liquidity of our investment portfolio at March 31, 2022 is strong and will provide sufficient liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest environment and supply and demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity whereby no investment security may have a final maturity of more than 36 months from the date of acquisition or a weighted average maturity exceeding 18 months. Eligible investments under the Company’s investment policy bearing a minimum credit rating of A1, A-1, F1 or higher for short-term investments and A2, A, or higher for longer-term investments include money market funds, commercial paper, certificates of deposit, and municipal securities. Additionally, all of our debt securities are classified as held-to-maturity as we have the intent and ability to hold these investment securities to maturity, which minimizes any realized losses that we would recognize prior to maturity. However, even with this approach we may incur investment losses as a result of unusual or unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.
Based on our past performance, we believe our current assets will be sufficient to continue and execute on our business strategy and meet our capital requirements for the next twelve months. Our primary short-term cash needs are paying operating expenses and production and related costs of Hybrid systems. We expect to continue to incur net losses in the short term, as we continue to execute on our strategic initiatives by (i) completing the development and commercialization of the electrified drive systems for Class 8 semi-trucks, (ii) scaling the Company’s operations to meet anticipated demand and (iii) hiring of personnel. However, actual results could vary materially and negatively as a result of a number of factors including, but not limited to, those discussed in Part II, Item 1A. "Risk Factors."
During the periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.
Cash Flows
Net cash, cash equivalents and restricted cash provided by or used in operating activities, investing activities and financing activities for the three months ended March 31, 2022 and 2021 is summarized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash from operating activities	$(29,303)	$(10,757)
Cash from investing activities	(1,943)	(59,817)
Cash from financing activities	(92)	15,587
	$(31,338)	$(54,987)
Cash from Operating Activities
For the three months ended March 31, 2022, cash flows used in operating activities were $29.3 million. Cash used primarily related to a net loss of $27.1 million, adjusted for changes in working capital accounts and certain non-cash expenses of $2.2 million (including $4.0 million related to accounts payable, accrued expenses and other liabilities, partially offset by $1.6 million related to share-based compensation).
For the three months ended March 31, 2021, cash flows used in operating activities were $10.8 million. Cash used primarily related to net loss of $16.6 million, adjusted for changes in working capital accounts and certain non-cash expenses of $5.8 million (including $3.2 million related to accounts payable, accrued expenses and other liabilities and $1.5 million related to share-based compensation).
Cash from Investing Activities
For the three months ended March 31, 2022, cash flows used in investing activities were $1.9 million. Cash used primarily related to the purchase of investments totaling $59.2 million, partially offset by the sale or maturity of investments of $57.5 million.
For the three months ended March 31, 2021, cash flows used in investing activities were $59.8 million. Cash used primarily related to the purchase of investments totaling $219.5 million, partially offset by the sale or maturity of investments of $160.0 million.
Net cash used in investing activities is expected to increase substantially as we purchase additional property and equipment and continue development of our Hypertruck ERX systems and scale manufacturing operations to meet anticipated demand.
Cash from Financing Activities
For the three months ended March 31, 2022, cash flows used in financing activities were $0.1 million. Cash flows were primarily due to payment of taxes related to net share settlement of equity awards of $0.1 million.
For the three months ended March 31, 2021, cash flows provided by financing activities were $15.6 million. Cash flows were primarily due net proceeds from the exercise of warrants of $16.3 million, partially offset by repayments of $0.9 million for a Paycheck Protection Program loan.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our 2021 Annual Report that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues and expenses.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A description of the market risks associated with our business is contained in the “Quantitative and Qualitative Disclosures About Market Risk” section of our 2021 Annual Report. There have been no material changes to our market risks as therein previously reported.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our Principal Executive Officer and Principal Financial Officer) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Principal Executive Officer and Principal Financial Officer have concluded that, at March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time in the ordinary course of business, the Company may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our 2021 Annual Report. There have been no material changes to our Risk Factors as therein previously reported.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1†
Amended and Restated Employment Agreement, dated February 24, 2022, by and between Hyliion Holdings Corp. and Thomas Healy (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-38823) filed with the SEC February 24, 2022).

10.2†
Amended and Restated Employment Agreement, dated February 24, 2022, by and between Hyliion Holdings Corp. and Sherri Baker (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-38823) filed with the SEC February 24, 2022).

10.3†
Amended and Restated Employment Agreement, dated February 24, 2022, by and between Hyliion Holdings Corp. and Dennis Gallagher (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-38823) filed with the SEC February 24, 2022).

10.4†
Amended and Restated Employment Agreement, dated February 24, 2022, by and between Hyliion Holdings Corp. and Patrick Sexton (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-38823) filed with the SEC February 24, 2022).

10.5†
Amended and Restated Employment Agreement, dated February 24, 2022, by and between Hyliion Holdings Corp. and Jose Oxholm (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-38823) filed with the SEC February 24, 2022).

10.6†
Employment Agreement, dated February 24, 2022, by and between Hyliion Holdings Corp. and Cheri Lantz (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-38823) filed with the SEC February 24, 2022).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)
*    Filed herewith.
**    Furnished herewith.
†Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2022	HYLIION HOLDINGS CORP.

/s/ Thomas Healy
	Name:	Thomas Healy
	Title:	President and Chief Executive Officer (Principal Executive Officer)

/s/ Sherri Baker
	Name:	Sherri Baker
	Title:	Chief Financial Officer (Principal Financial Officer)