Form 10-Q
period 2022-06-30
Hyliion Holdings Corp.
filed 2022-08-09
CIK 1759631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
As of August 1, 2022, 174,031,735 shares of common stock, par value $0.0001 per share, were issued and outstanding.

HYLIION HOLDINGS CORP.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HYLIION HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$199,933	$258,445
Accounts receivable	114	70
Inventory	176	114
Prepaid expenses and other current assets	8,364	9,068
Short-term investments	188,868	118,787
Total current assets	397,455	386,484

Property and equipment, net	2,220	2,235
Operating lease right-of-use assets	7,101	7,734
Intangible assets, net	186	235
Other assets	1,743	1,535
Long-term investments	111,299	180,217
Total assets	$520,004	$578,440

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,705	$7,455
Current portion of operating lease liabilities	273	21
Accrued expenses and other current liabilities	11,177	7,759
Total current liabilities	14,155	15,235

Operating lease liabilities, net of current portion	7,814	8,623
Other liabilities	1,295	667
Total liabilities	23,264	24,525

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 173,998,968 and 173,468,979 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	17	17
Additional paid-in capital	378,203	374,795
Retained earnings	118,520	179,103
Total stockholders’ equity	496,740	553,915
Total liabilities and stockholders’ equity	$520,004	$578,440
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Product sales and other	$172	$—	$512	$—
Total revenues	172	—	512	—
Cost of revenues
Product sales and other	2,145	—	4,244	—
Total cost of revenues	2,145	—	4,244	—
Gross loss	(1,973)	—	(3,732)	—
Operating expenses
Research and development	(20,057)	(13,389)	(35,865)	(22,721)
Selling, general and administrative	(12,167)	(10,052)	(21,991)	(17,451)
Total operating expenses	(32,224)	(23,441)	(57,856)	(40,172)
Loss from operations	(34,197)	(23,441)	(61,588)	(40,172)
Interest income	855	197	1,140	366
Loss on disposal of assets	(133)	—	(135)	—
Net loss	$(33,475)	$(23,244)	$(60,583)	$(39,806)

Net loss per share, basic and diluted	$(0.19)	$(0.13)	$(0.35)	$(0.23)

Weighted-average shares outstanding, basic and diluted	173,897,517	172,260,525	173,741,910	171,260,671
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share data)

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	173,468,979	$17	$374,795	$179,103	$553,915
Exercise of common stock options and vesting of restricted stock units, net	336,155	—	(92)	—	(92)
Share-based compensation	—	—	1,563	—	1,563
Net loss	—	—	—	(27,108)	(27,108)
Balance at March 31, 2022	173,805,134	17	376,266	151,995	528,278
Exercise of common stock options and vesting of restricted stock units, net	193,834	—	15	—	15
Share-based compensation	—	—	1,922	—	1,922
Net loss	—	—	—	(33,475)	(33,475)
Balance at June 30, 2022	173,998,968	$17	$378,203	$118,520	$496,740

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	169,316,421	$19	$364,998	$275,151	$640,168
Common stock issued for warrants exercised, net of issuance costs	371,535	—	4,282	—	4,282
Exercise of common stock options and vesting of restricted stock units, net	1,831,855	—	287	—	287
Share-based compensation	—	—	1,510	—	1,510
Net loss	—	—	—	(16,562)	(16,562)
Balance at March 31, 2021	171,519,811	19	371,077	258,589	629,685
Exercise of common stock options and vesting of restricted stock units, net	1,278,527	1	215	—	216
Share-based compensation	—	—	1,917	—	1,917
Net loss	—	—	—	(23,244)	(23,244)
Balance at June 30, 2021	172,798,338	$20	$373,209	$235,345	$608,574
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(60,583)	$(39,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	554	414
Amortization and accretion of investments	1,043	847
Noncash lease expense	613	518
Inventory write-down	3,313	—
Loss on disposal of assets	135	—
Share-based compensation	3,485	3,427
Changes in operating assets and liabilities:
Accounts receivable	(44)	—
Inventory	(3,375)	—
Prepaid expenses and other assets	595	4,939
Accounts payable	(4,794)	5,940
Accrued expenses and other liabilities	4,024	(182)
Operating lease liabilities	(537)	(256)
Net cash used in operating activities	(55,571)	(24,159)

Cash flows from investing activities
Purchase of property and equipment	(559)	(965)
Payments for security deposit, net	—	(57)
Purchase of investments	(106,797)	(239,021)
Proceeds from sale and maturity of investments	104,492	176,358
Net cash used in investing activities	(2,864)	(63,685)

Cash flows from financing activities
Proceeds from exercise of stock warrants, net of issuance costs	—	16,257
Payments for Paycheck Protection Program loan	—	(908)
Proceeds from exercise of common stock options	54	502
Taxes paid related to net share settlement of equity awards	(131)	—
Net cash (used in) provided by financing activities	(77)	15,851

Net decrease in cash and cash equivalents and restricted cash	(58,512)	(71,993)
Cash and cash equivalents and restricted cash, beginning of period	259,110	389,705
Cash and cash equivalents and restricted cash, end of period	$200,598	$317,712

Supplemental disclosure of noncash investing information:
Acquisitions of property and equipment included in accounts payable and other	$66	$268
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except as separately indicated)

Note 1. Overview
Hyliion Holdings Corp. is a Delaware corporation headquartered in Cedar Park, Texas. References to the “Company,” Hyliion," "we," or "us" in this report refer to Hyliion Holdings Corp. and its wholly-owned subsidiary, unless expressly indicated or the context otherwise requires.
The Company designs and develops hybrid and fully electric powertrain systems for Class 8 semi-trucks which modify semi-tractors into hybrid and range-extending electric vehicles, respectively. The Company’s hybrid ("Hybrid") system utilizes intelligent electric drive axles with advanced algorithms and battery technology to optimize vehicle performance, enabling fleets to access an easy, efficient way to decrease fuel expenses, lower emissions and/or improve vehicle performance. The Hypertruck ERXTM system utilizes an intelligent electric powertrain with advanced algorithms to optimize emissions performance and efficiency with no new infrastructure required. The Hypertruck ERX system enables fleets to reduce the cost of ownership while providing the ability to deliver net-negative carbon emissions and operate fully electric when needed. The Company recently launched its commercial Hybrid system, and the Hypertruck ERX system is in the design verification phase.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
These condensed consolidated statements include the accounts of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), which permit reduced disclosure for interim periods. All intercompany transactions and balances have been eliminated upon consolidation. The condensed consolidated balance sheet at December 31, 2021 was derived from audited financial statements for the fiscal year then ended, but does not include all necessary disclosures required with respect to annual financial statements. In the opinion of the Company, these condensed consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s 2021 Annual Report. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.
These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is an early-stage growth company and has generated negative cash flows from operating activities since inception. At June 30, 2022, the Company had total equity of $496.7 million, inclusive of cash and cash equivalents of $199.9 million and investments of $300.2 million. Based on this, the Company has sufficient funds to continue to execute its business strategy for the next twelve months.
Use of Estimates and Uncertainty of the Coronavirus Pandemic
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of expenses during the reporting period. The Company’s most significant estimates and judgments involve revenue recognition, inventory, warranties, income taxes and valuation of share-based compensation. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.
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
Restricted Cash
The Company has provided its corporate headquarters lessor with a letter of credit for $0.7 million to secure the performance of lease obligations, backed by a restricted cash deposit to pay any draws on the letter of credit by the lessor. Total cash and cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows is summarized as follows:

	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
Cash and cash equivalents	$199,933	$258,445	$317,712	$389,705
Restricted cash included in other non-current assets	665	665	—	—
	$200,598	$259,110	$317,712	$389,705
Accounts Receivable
Accounts receivable are stated at gross invoice amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained at a level considered adequate to provide for potential account losses on the balance based on the Company’s evaluation of the anticipated impact of current economic conditions, changes in the character and size of the balance, past and expected future loss experience and other pertinent factors. At June 30, 2022 and December 31, 2021, accounts receivable included amounts receivable from customers of $0.1 million and $45.0 thousand, respectively. At June 30, 2022 and December 31, 2021, there was no allowance for doubtful accounts required based on the Company's evaluation.
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
Note 3. Investments
The amortized cost, unrealized gains and losses, fair value and maturities of our held-to-maturity investments at June 30, 2022 and December 31, 2021 are summarized as follows:

		Fair Value Measurements at June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$62,127	$—	$(313)	$61,814
U.S. government agency bonds	4,450	—	(222)	4,228
State and municipal bonds	27,962	—	(570)	27,392
Corporate bonds and notes	205,628	—	(3,672)	201,956
	$300,167	$—	$(4,777)	$295,390

		Fair Value Measurements at December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$73,908	$2	$(31)	$73,879
U.S. government agency bonds	4,450	—	(7)	4,443
State and municipal bonds	17,797	—	(115)	17,682
Corporate bonds and notes	202,849	3	(953)	201,899
	$299,004	$5	$(1,106)	$297,903

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$188,868	$187,223	$118,787	$118,714
Due after one year through five years	111,299	108,167	180,217	179,189
	$300,167	$295,390	$299,004	$297,903
Note 4. Fair Value Measurements
The fair value measurements of our financial assets at June 30, 2022 and December 31, 2021 are summarized as follows:

	Fair Value Measurements at June 30, 2022
	Level I	Level II	Level III	Total
Cash and cash equivalents	$199,933	$—	$—	$199,933
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	61,814	—	61,814
U.S. government agency bonds	—	4,228	—	4,228
State and municipal bonds	—	27,392	—	27,392
Corporate bonds and notes	—	201,956	—	201,956
	$200,598	$295,390	$—	$495,988

	Fair Value Measurements at December 31, 2021
	Level I	Level II	Level III	Total
Cash and cash equivalents	$258,445	$—	$—	$258,445
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	73,879	—	73,879
U.S. government agency bonds	—	4,443	—	4,443
State and municipal bonds	—	17,682	—	17,682
Corporate bonds and notes	—	201,899	—	201,899
	$259,110	$297,903	$—	$557,013
Note 5. Inventory
The carrying value of our inventory at June 30, 2022 and December 31, 2021 is summarized as follows:

	June 30, 2022	December 31, 2021
Raw materials	$—	$—
Work in process	9	4
Finished goods	167	110
	$176	$114
During the three and six months ended June 30, 2022, we recorded inventory write-downs of $2.0 million and $3.3 million, respectively. During the three and six months ended June 30, 2021, we recorded no inventory write-downs. These write-downs are included in cost of revenues.
Note 6. Share-Based Compensation
During the six months ended June 30, 2022 and 2021, the Company granted 2.1 million and 3.3 million, respectively, restricted stock units which will vest over a period of one to four years, some of which include performance criteria based on the achievement of key Company milestones. During the six months ended June 30, 2022 and 2021, 0.5 million and 0.3 million, respectively, restricted stock units and options were forfeited. Share-based compensation expense for the three and six months ended June 30, 2022 was $1.9 million and $3.5 million, respectively. Share-based compensation expense for the three and six months ended June 30, 2021 was $1.9 million and $3.4 million, respectively.
Note 7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities at June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022	December 31, 2021
Accrued professional services and other	$7,259	$3,681
Accrued compensation and related benefits	3,246	3,460
Other accrued liabilities	672	618
	$11,177	$7,759

Note 8. Warranties
The change in warranty liability for the three and six months ended June 30, 2022 and 2021 is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$238	$—	$44	$—
Provision for new warranties	124	—	331	—
Net changes in accrual related to pre-existing warranties	9	—	—	—
Warranty costs incurred	(23)	—	(27)	—
Balance at end of period	$348	$—	$348	$—
Note 9. Commitments and Contingencies
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
Note 10. Net Loss Per Share
The computation of basic and diluted net loss per share for the three and six months ended June 30, 2022 and 2021 is summarized as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(33,475)	$(23,244)	$(60,583)	$(39,806)

Denominator:
Weighted average shares outstanding, basic and diluted	173,897,517	172,260,525	173,741,910	171,260,671

Net loss per share, basic and diluted	$(0.19)	$(0.13)	$(0.35)	$(0.23)
Potential common shares excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the three and six months ended June 30, 2022 and 2021 are summarized as follows:

	Three and Six Months Ended June 30,
	2022	2021
Unexercised stock options	2,761,006	3,852,897
Unvested restricted stock units*	4,154,423	3,194,865
	6,915,429	7,047,762
* Potential common shares from unvested restricted stock units for the periods ended June 30, 2022 and 2021 include 1,361,667 and 1,743,750 shares, respectively, where no accounting grant date has been established.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References to the “Company,” "Hyliion," "we," or "us" in this report refer to Hyliion Holdings Corp. and its wholly-owned subsidiary, unless expressly indicated or the context otherwise requires. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report and our audited consolidated financial statements and related notes thereto in our 2021 Annual Report.
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
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, our status as an early stage company with a history of losses, and our expectation of incurring significant expenses and continuing losses for the foreseeable future; our ability to develop key commercial relationships with suppliers and customers; our ability to retain the services of Thomas Healy, our Chief Executive Officer; our ability to disrupt the powertrain market; the effects of our dynamic and proprietary solutions on commercial truck customers; our ability to incorporate existing and new technologies into products; the ability to accelerate the commercialization of the Hypertruck ERXTM; our ability to meet 2022 and future product milestones; the impact of an inflationary environment and COVID-19 on long-term objectives; the ability of our solutions to reduce carbon intensity and greenhouse gas emissions, and the other risks and uncertainties described under the heading “Risk Factors” in our other SEC filings including in our 2021 Annual Report (See Item 1A. Risk Factors). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Overview
Our mission is to be the leading provider of electrified powertrain solutions for the commercial vehicle industry. Our goal is to reduce the carbon intensity and the Greenhouse Gas ("GHG") emissions of the transportation sector by providing hybrid and range-extending electric powertrain solutions for Class 8 semi-trucks at the lowest total cost of ownership ("TCO"). Throughout our product offerings, we utilize our battery systems, control software and data analytics, combined with fully integrated electric motors and power electronics, to produce electrified powertrain systems.
We currently offer two different product lines: a Hybrid system which is designed as an add-on to electric powertrains on trucks which can augment power needs or potentially save on fuel costs, and the Hypertruck ERX which is a complete powertrain option that is fully electric and leverages an onboard generator to recharge the batteries as the vehicle is in operation. By reducing both GHG emissions and TCO, our environmentally conscious solutions support our customers’ pursuit of their sustainability and financial objectives.
We are currently selling the Hybrid system and are developing our Hypertruck ERX electrified powertrain system for Class 8 semi-trucks. Our Hybrid systems have been installed in low volumes on our initial customers’ commercial vehicles. Across these customer installations and over the entire Hyliion fleet, we have accumulated millions of real-world road miles on Class 8 semi-trucks. Our Hybrid system can either be installed on a new vehicle prior to entering fleet service or retrofit to an existing in-service vehicle. The Hypertruck ERX system leverages the experience and operating data from our Hybrid systems to offer a solution to replace the traditional diesel or Compressed Natural Gas ("CNG") powertrain installed in new vehicles.
The Hypertruck ERX powertrain, which is a range-extending electric vehicle, is addressing the market needs of having a fully electric drive truck that can travel long distance between refuels and can leverage existing natural gas infrastructure. Our initial expected deliveries of our Hypertruck ERX systems to customers are designed to have their batteries recharged by an onboard CNG generator. Our Hypertruck ERX system can offer commercial vehicle owners and operators a net carbon negative capable electrified powertrain option, when using Renewable Natural Gas (“RNG”). We believe CNG/RNG is the correct fuel source to begin with, but there are other fuels that will become available to address the climate change initiative, including hydrogen. We have showcased a multistage roadmap that starts with utilizing a CNG/RNG generator and evolves into offering hydrogen-based solutions as well. The Hypertruck platform will be designed to be fuel agnostic while the rest of the electric powertrain can remain the same. We plan to initially release the Hypertruck ERX CNG solution, following with the release of a Fuel Agnostic generator and a Hydrogen Fuel Cell generator for the Hypertruck platform in the future.
CNG fueled battery recharging is preferable today due to both the current comparable cost of fuels and existing availability of CNG infrastructure. Class 8 semi-trucks can currently be refueled with CNG through existing, geographically diverse and third-party accessible natural gas refueling stations established across North America. Globally, RNG, CNG and liquified natural gas (“LNG”) are used widely for land-based transport and trucking and we believe there are established, geographically diverse and third-party accessible stations available in certain areas that may be leveraged in connection with the use of our electrified powertrain solutions in the future. We believe there is opportunity for adoption of our electrified powertrain solutions across Europe and other countries around the globe. This existing and accessible infrastructure will significantly reduce the buildout time and cost required to utilize our Hypertruck ERX system as compared to other proposed potential electrified solutions.
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
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including but not limited to those discussed below and referenced in Item 1A “Risk Factors.”
Successful Commercialization of Our Drivetrain Solutions
Our Hybrid system officially launched, and our first Hypertruck ERX showcase unit was unveiled on August 31, 2021 at the ACT Expo in Long Beach, California. Compared to previous Hyliion systems, the Hybrid system offers fleets a lighter solution that is easier to install, service and operate. The Hybrid system draws upon the real-world feedback we have received from customers and the millions of miles logged with the previous system. Due to shortages of various components caused by global supply chain disruptions, we are experiencing longer delivery times for a portion of the orders we have received on new Hybrid systems. In addition, we continually assess the potential demand impact for the Hybrid system offering in light of recent changes within the competitive landscape.
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
There have been ongoing shortages in the automotive industry supply chain including semiconductors as well as several other key components. These supply chain challenges have been especially prominent in the trucking industry, and one of the impacts has been significantly extended lead times for ordering new trucks. Fleets are experiencing lead times on new truck purchases that extend out for delivery into 2023. We placed orders with Peterbilt for all chassis needed in 2022 earlier this year and are working to secure build slots for the 2023 calendar year in an effort to mitigate future potential supply chain impacts to our Hypertruck ERX development schedule. We continue to work closely with our current supply base to improve delivery of components for the quarters ahead and are diligently seeking alternative sources of supply for components that meet our technical specifications with shorter lead times.
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
Customer Demand
We have deployed demonstration Hybrid systems to certain early adopters who we expect to become customers in the future, including leaders in the transportation and logistics sector as well as companies committed to reducing the overall environmental impact and fuel costs of their owned and operated trucking fleets. Further, we began selling the Hybrid system in the fourth quarter of 2021.

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

Results of Operations
Comparison of Three Months Ended June 30, 2022 to Three Months Ended June 30, 2021
Our results of operations for the three months ended June 30, 2022 (the "current quarter") and 2021 on a consolidated basis are summarized as follows (in thousands, except share and per share data):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Revenues
Product sales and other	$172	$—	$172	N/A
Total revenues	172	—	172	N/A
Cost of revenues
Product sales and other	2,145	—	2,145	N/A
Total cost of revenues	2,145	—	2,145	N/A
Gross loss	(1,973)	—	(1,973)	N/A
Operating expenses
Research and development	(20,057)	(13,389)	(6,668)	49.8%
Selling, general and administrative expenses	(12,167)	(10,052)	(2,115)	21.0%
Total operating expenses	(32,224)	(23,441)	(8,783)	37.5%
Loss from operations	(34,197)	(23,441)	(10,756)	45.9%
Interest income	855	197	658	334.0%
Loss on disposal of assets	(133)	—	(133)	N/A
Net loss	$(33,475)	$(23,244)	$(10,231)	44.0%

Net loss per share, basic and diluted	$(0.19)	$(0.13)	$(0.06)	46.2%

Weighted-average shares outstanding, basic and diluted	173,897,517	172,260,525	1,637	1.0%
Revenue
Sales increased $0.2 million in the current quarter, driven by sales of Hybrid systems.
Cost of Revenues
Cost of revenues increased $2.1 million in the current quarter, driven by sales of Hybrid systems. We expect a difference in timing between recognition of revenues and cost of revenues due to write-down of inventory to net realizable value in periods prior to sales. The increase in cost of revenues includes:
•Inventory write-downs of $2.0 million attributable to inventory on hand that had a cost higher than its net realizable value; and
•Warranty costs of $0.1 million for estimated costs to administer and maintain the warranty program for labor, transportation and parts, excluding any contribution from vendors.
Research and Development
Research and development expenses increased $6.7 million in the current quarter primarily due to an increase of $6.3 million for the design and testing of our Hypertruck system including an increase in personnel and benefits as we build out our engineering, operations and supply chain teams and associated capabilities.

Selling, General and Administrative
Selling, general, and administrative expenses increased $2.1 million in the current quarter primarily due to:
•An increase in personnel and benefits of $0.5 million and software costs of $0.6 million as we continue to grow our sales and other functions; and
•An increase of $0.7 million for legal and professional services and other.
Other Income
Total other income increased $0.5 million in the current quarter primarily due to interest income on investments.
Comparison of Six Months Ended June 30, 2022 to Six Months Ended June 30, 2021
The following table summarizes our results of operations on a consolidated basis for the six months ended June 30, 2022 (the "current six months") and 2021 (in thousands, except share and per share data):

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Revenues
Product sales and other	$512	$—	$512	N/A
Total revenues	512	—	512	N/A
Cost of revenues
Product sales and other	4,244	—	4,244	N/A
Total cost of revenues	4,244	—	4,244	N/A
Gross loss	(3,732)	—	(3,732)	N/A
Operating expenses
Research and development	(35,865)	(22,721)	(13,144)	57.8%
Selling, general and administrative expenses	(21,991)	(17,451)	(4,540)	26.0%
Total operating expenses	(57,856)	(40,172)	(17,684)	44.0%
Loss from operations	(61,588)	(40,172)	(21,416)	53.3%
Interest income	1,140	366	774	211.5%
Loss on disposal of assets	(135)	—	(135)	N/A
Net loss	$(60,583)	$(39,806)	$(20,777)	52.2%

Net loss per share, basic and diluted	$(0.35)	$(0.23)	$(0.12)	52.2%

Weighted-average shares outstanding, basic and diluted	173,741,910	171,260,671	2,481	1.4%
Revenue
Sales increased $0.5 million in the current six months, driven by sales of Hybrid systems.
Cost of Revenues
Cost of revenues increased $4.2 million in the current six months, driven by sales of Hybrid systems. We expect a difference in timing between recognition of revenues and cost of revenues due to write-down of inventory to net realizable value in periods prior to sales. The increase in cost of revenues includes:
•Inventory write-downs of $3.3 million attributable to inventory on hand that had a cost higher than its net realizable value; and
•Warranty costs of $0.3 million for estimated costs to administer and maintain the warranty program for labor, transportation and parts, excluding any contribution from vendors.
Research and Development
Research and development expenses increased $13.1 million in the current six months primarily due to an increase of $12.4 million for the design and testing of our Hypertruck system including an increase in personnel and benefits as we build out our engineering, operations and supply chain teams and associated capabilities.

Selling, General and Administrative
Selling, general, and administrative expenses increased $4.5 million in the current six months primarily due to:
•An increase in personnel and benefits of $2.0 million and software costs of $1.3 million as we continue to grow our sales and other functions; and
•An increase of $1.6 million for legal and professional services and other.
Other Income
Total other income increased $0.6 million in the current six months primarily due to interest income on investments.
Liquidity and Capital Resources
At June 30, 2022, our current assets were $397.5 million, consisting primarily of cash and cash equivalents of $199.9 million, short-term investments of $188.9 million and prepaid expenses of $8.4 million. Our current liabilities were $14.2 million primarily comprised of accounts payable, accrued expenses and operating lease liabilities.
We believe the credit quality and liquidity of our investment portfolio at June 30, 2022 is strong and will provide sufficient liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest environment and supply and demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity whereby no investment security may have a final maturity of more than 36 months from the date of acquisition or a weighted average maturity exceeding 18 months. Eligible investments under the Company’s investment policy bearing a minimum credit rating of A1, A-1, F1 or higher for short-term investments and A2, A, or higher for longer-term investments include money market funds, commercial paper, certificates of deposit, and municipal securities. Additionally, all of our debt securities are classified as held-to-maturity as we have the intent and ability to hold these investment securities to maturity, which minimizes any realized losses that we would recognize prior to maturity. However, even with this approach we may incur investment losses as a result of unusual or unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.
Based on our past performance, we believe our current assets will be sufficient to continue and execute on our business strategy and meet our capital requirements for the next twelve months. Our primary short-term cash needs are Hypertruck ERX product development costs, operating expenses and production and related costs of Hybrid systems. We expect to continue to incur net losses in the short term, as we continue to execute on our strategic initiatives by (i) completing the development and commercialization of the electrified drive systems for Class 8 semi-trucks, (ii) scaling the Company’s operations to meet anticipated demand and (iii) hiring of personnel. However, actual results could vary materially and negatively as a result of a number of factors including, but not limited to, those discussed in Part II, Item 1A. "Risk Factors."
During the periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.
Cash Flows
Net cash, cash equivalents and restricted cash provided by or used in operating activities, investing activities and financing activities for the six months ended June 30, 2022 and 2021 is summarized as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash from operating activities	$(55,571)	$(24,159)
Cash from investing activities	(2,864)	(63,685)
Cash from financing activities	(77)	15,851
	$(58,512)	$(71,993)
Cash from Operating Activities
For the six months ended June 30, 2022, cash flows used in operating activities were $55.6 million. Cash used primarily related to a net loss of $60.6 million, adjusted for changes in working capital accounts and certain non-cash expenses of $5.0 million (including $3.5 million related to share-based compensation and $2.2 million related to depreciation, amortization and accretion charges, partially offset by $0.8 million related to accounts payable, accrued expenses and other liabilities).

For the six months ended June 30, 2021, cash flows used in operating activities were $24.2 million. Cash used primarily related to net loss of $39.8 million, adjusted for changes in working capital accounts and certain non-cash expenses of $15.6 million (including $3.4 million related to share-based compensation, $1.8 million related to depreciation, amortization and accretion charges, $5.8 million related to accounts payable, accrued expenses and other liabilities and $4.9 million related to prepaid expenses and other assets).
Cash from Investing Activities
For the six months ended June 30, 2022, cash flows used in investing activities were $2.9 million. Cash used related to the purchase of investments of $106.8 million and property and equipment of $0.6 million, offset by the sale or maturity of investments of $104.5 million.
For the six months ended June 30, 2021, cash flows used in investing activities were $63.7 million. Cash used primarily related to the purchase of investments of $239.0 million and property and equipment of $1.0 million, partially offset by the sale or maturity of investments of $176.4 million.
Net cash used in investing activities is expected to increase as we purchase additional property and equipment and continue development of our Hypertruck ERX systems and scale manufacturing operations to meet anticipated demand.
Cash from Financing Activities
For the six months ended June 30, 2022, cash flows used in financing activities were $0.1 million. Cash flows were primarily due to payment of taxes related to net share settlement of equity awards of $0.1 million.
For the six months ended June 30, 2021, cash flows provided by financing activities were $15.9 million. Cash flows were primarily due to net proceeds from the exercise of warrants of $16.3 million, partially offset by repayments of $0.9 million for a Paycheck Protection Program loan.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our Principal Executive Officer and Principal Financial Officer) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Principal Executive Officer and Principal Financial Officer have concluded that, at June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 9, 2022	HYLIION HOLDINGS CORP.

/s/ Thomas Healy
	Name:	Thomas Healy
	Title:	President and Chief Executive Officer (Principal Executive Officer)

/s/ Sherri Baker
	Name:	Sherri Baker
	Title:	Chief Financial Officer (Principal Financial Officer)