Form 10-Q
period 2022-09-30
Hyliion Holdings Corp.
filed 2022-11-09
CIK 1759631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
As of November 1, 2022, 179,714,124 shares of common stock, par value $0.0001 per share, were issued and outstanding.

HYLIION HOLDINGS CORP.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HYLIION HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$154,161	$258,445
Accounts receivable	894	70
Inventory	140	114
Prepaid expenses and other current assets	5,876	9,068
Short-term investments	232,917	118,787
Total current assets	393,988	386,484

Property and equipment, net	5,772	2,235
Operating lease right-of-use assets	6,792	7,734
Intangible assets, net	195	235
Other assets	1,730	1,535
Long-term investments	68,422	180,217
Total assets	$476,899	$578,440

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,279	$7,455
Current portion of operating lease liabilities	325	21
Accrued expenses and other current liabilities	14,168	7,759
Total current liabilities	16,772	15,235

Operating lease liabilities, net of current portion	7,399	8,623
Other liabilities	1,492	667
Total liabilities	25,663	24,525

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 179,645,873 and 173,468,979 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	18	17
Additional paid-in capital	396,085	374,795
Retained earnings	55,133	179,103
Total stockholders’ equity	451,236	553,915
Total liabilities and stockholders’ equity	$476,899	$578,440
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Product sales and other	$499	$—	$1,011	$—
Total revenues	499	—	1,011	—
Cost of revenues
Product sales and other	2,916	—	7,160	—
Total cost of revenues	2,916	—	7,160	—
Gross loss	(2,417)	—	(6,149)	—
Operating expenses
Research and development	(52,678)	(18,150)	(88,543)	(40,871)
Selling, general and administrative	(10,264)	(8,660)	(32,255)	(26,111)
Total operating expenses	(62,942)	(26,810)	(120,798)	(66,982)
Loss from operations	(65,359)	(26,810)	(126,947)	(66,982)
Interest income	1,926	195	3,066	561
Gain (Loss) on disposal of assets	46	—	(89)	—
Net loss	$(63,387)	$(26,615)	$(123,970)	$(66,421)

Net loss per share, basic and diluted	$(0.36)	$(0.15)	$(0.71)	$(0.39)

Weighted-average shares outstanding, basic and diluted	174,345,022	172,987,672	173,945,156	171,842,664
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share data)

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	173,468,979	$17	$374,795	$179,103	$553,915
Exercise of common stock options and vesting of restricted stock units, net	336,155	—	(92)	—	(92)
Share-based compensation	—	—	1,563	—	1,563
Net loss	—	—	—	(27,108)	(27,108)
Balance at March 31, 2022	173,805,134	17	376,266	151,995	528,278
Exercise of common stock options and vesting of restricted stock units, net	193,834	—	15	—	15
Share-based compensation	—	—	1,922	—	1,922
Net loss	—	—	—	(33,475)	(33,475)
Balance at June 30, 2022	173,998,968	17	378,203	118,520	496,740
Issuance of common stock for acquisition	5,500,000	1	16,114	—	16,115
Exercise of common stock options and vesting of restricted stock units, net	146,905	—	(15)	—	(15)
Share-based compensation	—	—	1,783	—	1,783
Net loss	—	—	—	(63,387)	(63,387)
Balance at September 30, 2022	179,645,873	$18	$396,085	$55,133	$451,236

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	169,316,421	$19	$364,998	$275,151	$640,168
Common stock issued for warrants exercised, net of issuance costs	371,535	—	4,282	—	4,282
Exercise of common stock options and vesting of restricted stock units, net	1,831,855	—	287	—	287
Share-based compensation	—	—	1,510	—	1,510
Net loss	—	—	—	(16,562)	(16,562)
Balance at March 31, 2021	171,519,811	19	371,077	258,589	629,685
Exercise of common stock options and vesting of restricted stock units, net	1,278,527	1	215	—	216
Share-based compensation	—	—	1,917	—	1,917
Net loss	—	—	—	(23,244)	(23,244)
Balance at June 30, 2021	172,798,338	20	373,209	235,345	608,574
Exercise of common stock options and vesting of restricted stock units, net	322,650	—	50	—	50
Share-based compensation	—	—	545	—	545
Net loss	—	—	—	(26,615)	(26,615)
Balance at September 30, 2021	173,120,988	$20	$373,804	$208,730	$582,554
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(123,970)	$(66,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	823	657
Amortization and accretion of investments	1,300	1,318
Noncash lease expense	922	720
Inventory write-down	5,634	—
Loss on disposal of assets	89	—
Share-based compensation	5,268	3,972
Acquired in-process research and development (Note 3)	28,752	—
Changes in operating assets and liabilities:
Accounts receivable	(824)	(267)
Inventory	(5,660)	—
Prepaid expenses and other assets	3,097	3,646
Accounts payable	(5,201)	5,617
Accrued expenses and other liabilities	7,228	1,309
Operating lease liabilities	(900)	(373)
Net cash used in operating activities	(83,442)	(49,822)

Cash flows from investing activities
Purchase of property and equipment and other	(2,621)	(2,213)
Proceeds from sale of property and equipment	33	—
Purchase of in-process research and development	(14,428)	—
Payments for security deposit, net	—	(29)
Purchase of investments	(160,116)	(268,714)
Proceeds from sale and maturity of investments	156,382	205,355
Net cash used in investing activities	(20,750)	(65,601)

Cash flows from financing activities
Proceeds from exercise of stock warrants, net of issuance costs	—	16,257
Payments for Paycheck Protection Program loan	—	(908)
Proceeds from exercise of common stock options	65	553
Taxes paid related to net share settlement of equity awards	(157)	—
Net cash (used in) provided by financing activities	(92)	15,902

Net decrease in cash and cash equivalents and restricted cash	(104,284)	(99,521)
Cash and cash equivalents and restricted cash, beginning of period	259,110	389,705
Cash and cash equivalents and restricted cash, end of period	$154,826	$290,184

Supplemental disclosure of noncash investing and financing activities:
Common stock issued for purchase of assets	$16,115	$—
Acquisitions of property and equipment included in accounts payable and other	$66	$20
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except as separately indicated)

Note 1. Overview
Hyliion Holdings Corp. is a Delaware corporation headquartered in Cedar Park, Texas. References to the “Company,” “Hyliion,” “we,” or “us” in this report refer to Hyliion Holdings Corp. and its wholly-owned subsidiary, unless expressly indicated or the context otherwise requires.
The Company designs and develops hybrid and fully electric powertrain systems for Class 8 semi-trucks which modify semi-tractors into hybrid and range-extending electric vehicles, respectively. The Company’s hybrid system utilizes intelligent electric drive axles with advanced algorithms and battery technology to optimize vehicle performance, enabling fleets to access an easy, efficient way to decrease fuel expenses, lower emissions and/or improve vehicle performance (“Hybrid”). The Hypertruck ERXTM system utilizes an intelligent electric powertrain with advanced algorithms to optimize emissions performance and efficiency with no new infrastructure required. The Hypertruck ERX system enables fleets to reduce the cost of ownership while providing the ability to deliver net-negative carbon emissions and operate fully electric when needed. The Company recently launched its commercial Hybrid system, and the Hypertruck ERX system is in the design verification phase. The Company recently acquired new fuel agnostic capable generator technology with which it plans to develop and commercialize the Hypertruck KARNO.
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
These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is an early-stage growth company and has generated negative cash flows from operating activities since inception. At September 30, 2022, the Company had total equity of $451.2 million, inclusive of cash and cash equivalents of $154.2 million and investments of $301.3 million. Based on this, the Company has sufficient funds to continue to execute its business strategy for the next twelve months.
Use of Estimates and Uncertainty of the Coronavirus Pandemic
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of expenses during the reporting period. The Company’s most significant estimates and judgments involve revenue recognition, inventory, warranties, acquisitions, income taxes and valuation of share-based compensation. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s financial statements.
On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared the coronavirus outbreak a pandemic. In mid-March 2020, U.S. State Governors, local officials and leaders outside of the U.S. began ordering various “shelter-in-place” orders, which have had various impacts on the U.S. and global economies. The lingering impacts of the coronavirus pandemic primarily include ongoing shortages in the transportation industry supply chain.
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
Restricted Cash
The Company has provided its corporate headquarters lessor with a letter of credit for $0.7 million to secure the performance of the Company's lease obligations, backed by a restricted cash deposit to pay any draws on the letter of credit by the lessor. Total cash and cash equivalents and restricted cash presented in the condensed consolidated statements of cash flows is summarized as follows:

	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
Cash and cash equivalents	$154,161	$258,445	$289,486	$389,705
Restricted cash included in other non-current assets	665	665	698	—
	$154,826	$259,110	$290,184	$389,705
Accounts Receivable
Accounts receivable are stated at gross invoice amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained at a level considered adequate to provide for potential account losses on the balance based on the Company’s evaluation of the anticipated impact of current economic conditions, changes in the character and size of the balance, past and expected future loss experience and other pertinent factors. At September 30, 2022 and December 31, 2021, accounts receivable included amounts receivable from customers of $0.6 million and $45.0 thousand, respectively. At September 30, 2022 and December 31, 2021, there was no allowance for doubtful accounts required based on the Company's evaluation.
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
The Company’s financial instruments consist of cash and cash equivalents and restricted cash, accounts receivable, investments, accounts payable and accrued expenses for which the carrying value approximates fair value, exclusive of any interim unrealized gains or losses, because of the short-term nature of the instruments. The fair values of investments are based on quoted prices for identical or similar instruments in markets that are not active. As a result, investments are classified within Level II of the fair value hierarchy.
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
Revenue is comprised of sales of Hybrid systems for Class 8 semi-trucks, Class 8 semi-trucks outfitted with Hybrid systems and specific other features and services that meet the definition of a performance obligation, including internet connectivity and data processing. We provide installation services for the Hybrid system onto the customers’ vehicle. The Company’s products are marketed and sold to end-user fleet customers in North America. When our contracts with customers contain multiple performance obligations and where material, the contract transaction price is allocated on a relative standalone selling price basis to each performance obligation. There is no meaningful basis on which to disaggregate revenue in the current period.
We recognize revenue on Hybrid system sales and Class 8 semi-trucks outfitted with Hybrid systems upon delivery and acceptance of the vehicle to the customer, which is when control transfers. Contracts are reviewed for significant financing components and payments are typically received within 30 days of delivery. The sale of a Hybrid system to an end-use fleet customer consists of a completed modification to the customer vehicle and the installation services involve significant integration of the Hybrid system with the customer’s vehicle. Installation services are not distinct within the context of the contract and together with the sale of the Hybrid system represent a single performance obligation. We do not offer any sales returns. Amounts billed to customers related to shipping and handling are classified as revenue, and we have elected to recognize the cost for freight and shipping when control has transferred to the customer as a cost of revenue. Our policy is to exclude taxes collected from customers from the transaction price of contracts. In the fourth quarter of fiscal 2021, we began taking deposits to secure future Hypertruck ERX production slots.
When a Class 8 semi-truck outfitted with a Hybrid system is resold to a customer, judgment is required to determine if we are the principal or agent in the arrangement. We consider factors such as, but not limited to, which entity has the primary responsibility for fulfilling the promise to provide the specified good or service, which entity has inventory risk before the specified good or service has been transferred to a customer and which entity has discretion in establishing the price for the specified good or service. We have determined that we are the principal in transactions involving the resale of Class 8 semi-trucks outfitted with the Hybrid system.

The disaggregation of our revenue sources for the three and nine months ended September 30, 2022 and 2021 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Hybrid systems and other	$243	$—	$755	$—
Class 8 semi-truck prepared for Hybrid system upfit	256	—	256	—
Total product sales and other	$499	$—	$1,011	$—
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
Note 3. Acquisition
In September 2022, we acquired certain assets (the "Acquired Assets") of General Electric Company's GE Additive business (the "Acquisition"). The Acquired Assets include new hydrogen and fuel agnostic capable generator technology (“KARNO”). The Acquisition did not meet the definition of a business combination and was accounted for as an asset acquisition. No goodwill was recognized and payments allocated to in-process research and development ("IPR&D") were recorded in research and development expense as there was no alternative future use. Total consideration for the Acquisition was $32.3 million comprised of $15.0 million in cash, 5,500,000 shares of common stock valued at $16.1 million on the closing date and $1.2 million in direct transaction costs. $3.6 million was recorded as property and equipment with expected useful lives of primarily five years and $28.8 million was recorded as research and development expense. All assets were valued using level 3 inputs, with property and equipment valued using a market approach and IPR&D valued using an income approach based on Company management’s projections. The cash component of the consideration was recorded in the statement of cash flows and allocated between purchase of property and equipment and purchase of IPR&D under investing activities.

Note 4. Investments
The amortized cost, unrealized gains and losses, fair value and maturities of our held-to-maturity investments at September 30, 2022 and December 31, 2021 are summarized as follows:

		Fair Value Measurements at September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$80,215	$—	$(290)	$79,925
U.S. government agency bonds	4,450	—	(315)	4,135
State and municipal bonds	30,485	—	(756)	29,729
Corporate bonds and notes	186,189	—	(4,016)	182,173
	$301,339	$—	$(5,377)	$295,962

		Fair Value Measurements at December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$73,908	$2	$(31)	$73,879
U.S. government agency bonds	4,450	—	(7)	4,443
State and municipal bonds	17,797	—	(115)	17,682
Corporate bonds and notes	202,849	3	(953)	201,899
	$299,004	$5	$(1,106)	$297,903

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$232,917	$229,943	$118,787	$118,714
Due after one year through five years	68,422	66,019	180,217	179,189
	$301,339	$295,962	$299,004	$297,903
Note 5. Fair Value Measurements
The fair value measurements of our financial assets at September 30, 2022 and December 31, 2021 are summarized as follows:

	Fair Value Measurements at September 30, 2022
	Level I	Level II	Level III	Total
Cash and cash equivalents	$154,161	$—	$—	$154,161
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	79,925	—	79,925
U.S. government agency bonds	—	4,135	—	4,135
State and municipal bonds	—	29,729	—	29,729
Corporate bonds and notes	—	182,173	—	182,173
	$154,826	$295,962	$—	$450,788

	Fair Value Measurements at December 31, 2021
	Level I	Level II	Level III	Total
Cash and cash equivalents	$258,445	$—	$—	$258,445
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	73,879	—	73,879
U.S. government agency bonds	—	4,443	—	4,443
State and municipal bonds	—	17,682	—	17,682
Corporate bonds and notes	—	201,899	—	201,899
	$259,110	$297,903	$—	$557,013
Note 6. Inventory
The carrying value of our inventory at September 30, 2022 and December 31, 2021 is summarized as follows:

	September 30, 2022	December 31, 2021
Raw materials	$—	$—
Work in process	5	4
Finished goods	135	110
	$140	$114
During the three and nine months ended September 30, 2022, we recorded inventory write-downs of $2.3 million and $5.6 million, respectively. During the three and nine months ended September 30, 2021, we recorded no inventory write-downs. These write-downs are included in cost of revenues.
Note 7. Property and Equipment, Net
Property and equipment, net at September 30, 2022 and December 31, 2021 is summarized as follows:

	September 30, 2022	December 31, 2021
Production machinery and equipment	$5,684	$1,717
Vehicles	932	720
Leasehold improvements	1,037	1,077
Office furniture and fixtures	159	155
Computers and related equipment	1,336	1,219
	9,148	4,888
Less: accumulated depreciation	(3,376)	(2,653)
Total property and equipment, net	$5,772	$2,235
Note 8. Share-Based Compensation
During the nine months ended September 30, 2022 and 2021, the Company granted 2.2 million and 3.8 million, respectively, restricted stock units which will vest over a period of one to four years, some of which include performance criteria based on the achievement of key Company milestones. During the nine months ended September 30, 2022 and 2021, 0.8 million and 0.4 million, respectively, restricted stock units and options were forfeited. Share-based compensation expense for the three and nine months ended September 30, 2022 was $1.8 million and $5.3 million, respectively. Share-based compensation expense for the three and nine months ended September 30, 2021 was $0.5 million and $4.0 million, respectively.

Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities at September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022	December 31, 2021
Accrued professional services and other	$7,819	$3,681
Accrued compensation and related benefits	5,565	3,460
Other accrued liabilities	784	618
	$14,168	$7,759
Note 10. Warranties
The change in warranty liability for the three and nine months ended September 30, 2022 and 2021 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$348	$—	$44	$—
Provision for new warranties	186	—	517	—
Net changes in accrual related to pre-existing warranties	—	—	—	—
Warranty costs incurred	(122)	—	(149)	—
Balance at end of period	$412	$—	$412	$—
Note 11. Commitments and Contingencies
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
Note 12. Net Loss Per Share
The computation of basic and diluted net loss per share for the three and nine months ended September 30, 2022 and 2021 is summarized as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(63,387)	$(26,615)	$(123,970)	$(66,421)

Denominator:
Weighted average shares outstanding, basic and diluted	174,345,022	172,987,672	173,945,156	171,842,664

Net loss per share, basic and diluted	$(0.36)	$(0.15)	$(0.71)	$(0.39)

Potential common shares excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the three and nine months ended September 30, 2022 and 2021 are summarized as follows:

	Three and Nine Months Ended September 30,
	2022	2021
Unexercised stock options	2,682,228	3,551,320
Unvested restricted stock units*	3,808,665	3,604,614
	6,490,893	7,155,934
* Potential common shares from unvested restricted stock units for the periods ended September 30, 2022 and 2021 include 1,261,667 and 1,931,250 shares, respectively, where no accounting grant date has been established.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References to the “Company,” “Hyliion,” “we,” or “us” in this report refer to Hyliion Holdings Corp. and its wholly-owned subsidiary Hyliion Inc., unless expressly indicated or the context otherwise requires. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report and our audited consolidated financial statements and related notes thereto in our 2021 Annual Report.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, our status as an early stage company with a history of losses, and our expectation of incurring significant expenses and continuing losses for the foreseeable future; our ability to develop key commercial relationships with suppliers and customers; our ability to retain the services of Thomas Healy, our Chief Executive Officer; our ability to disrupt the powertrain market; the effects of our dynamic and proprietary solutions on commercial truck customers; our ability to incorporate existing and new technologies into products; the ability to accelerate the commercialization of the Hypertruck ERXTM; our ability to meet 2022 and future product milestones; the impact of an inflationary environment and COVID-19 on long-term objectives; the ability of our solutions to reduce carbon intensity and greenhouse gas emissions, the expected performance and integration of the KARNO generator and system, and the other risks and uncertainties described under the heading “Risk Factors” in our other SEC filings including in our 2021 Annual Report (See Item 1A. Risk Factors). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Overview
Our mission is to be the leading provider of electrified powertrain solutions for the commercial vehicle industry. Our goal is to reduce the carbon intensity and the greenhouse gas (“GHG”) emissions of the transportation sector by providing hybrid and range-extending electric powertrain solutions for Class 8 semi-trucks at the lowest total cost of ownership (“TCO”). Throughout our product offerings, we utilize our battery systems, control software and data analytics, combined with fully integrated electric motors and power electronics, to produce electrified powertrain systems.
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
We are currently selling the Hybrid system and are developing our Hypertruck ERX electrified powertrain system for Class 8 semi-trucks. Our Hybrid systems have been installed in low volumes on our initial customers’ commercial vehicles. Across these customer installations and over the entire Hyliion fleet, we have accumulated millions of real-world road miles on Class 8 semi-trucks. Our Hybrid system can either be installed on a new vehicle prior to entering fleet service or retrofit to an existing in-service vehicle. The Hypertruck ERX system leverages the experience and operating data from our Hybrid systems to offer a solution to replace the traditional diesel or compressed natural gas (“CNG”) powertrain installed in new vehicles.
The Hypertruck ERX powertrain, which functions as an electric range-extender, is addressing the market needs of having a fully electric drive truck that can travel long distance between refuels and can leverage existing natural gas infrastructure. Our Hypertruck ERX systems are designed to have their batteries recharged by an onboard CNG generator. Our Hypertruck ERX system can offer commercial vehicle owners and operators a net carbon negative capable electrified powertrain option, when using renewable natural gas (“RNG”). We believe CNG/RNG is the correct fuel source to begin with, but there are other fuels that will become available to address the climate change initiative, including hydrogen. We have showcased a multistage roadmap that starts with utilizing a CNG/RNG generator and evolves into offering hydrogen-based solutions as well. The Hypertruck platform is designed to be fuel agnostic while the rest of the electric powertrain can remain the same. We plan to initially release the Hypertruck ERX CNG solution, following with the release of a fuel agnostic capable generator (“KARNO” generator) and a hydrogen fuel cell generator for the Hypertruck platform in the future.
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
In September 2022 we acquired assets including new hydrogen and fuel agnostic capable generator technology from General Electric Company's GE Additive business. The KARNO generator emerged out of GE’s long-running R&D investments in metal additive manufacturing across multiple industries and in areas such as generator thermal and performance design. Initial testing indicates the KARNO generator is expected to comply with all current and foreseeable emissions standards, specifically from the California Air Resources Board (“CARB”) and the Environment Protection Agency (“EPA”), even when utilizing conventional fuels. The technology is expected to achieve a meaningful efficiency improvement over today’s conventional generators and could be more efficient than most available fuel cells. These efficiency improvements should, in turn, enable fuel cost reductions and improved vehicle range. The technology should also provide for significant reductions in noise, vibration, moving parts and maintenance as compared to current combustion engines. The KARNO power system is expected to be capable of operating on over 20 different fuels including hydrogen, natural gas, propane, ammonia and conventional fuels. The technology uses heat to drive a sealed linear generator to produce electricity. The heat is produced by reacting fuels through flameless oxidation or other heat sources including renewables.
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including but not limited to those discussed below and referenced in Item 1A “Risk Factors.”
Successful Commercialization of Our Drivetrain Solutions
Our Hybrid system officially launched, and our first early development Hypertruck ERX showcase unit was unveiled, on August 31, 2021 at the ACT Expo in Long Beach, California. Compared to previous Hyliion systems, the Hybrid system offers fleets a lighter solution that is easier to install, service and operate. The Hybrid system draws upon the real-world feedback we have received from customers and the millions of miles logged with the previous system. Due to shortages of various components caused by global supply chain disruptions, we are experiencing longer delivery times for a portion of the orders we have received on new Hybrid systems. In addition, we continually assess the potential demand impact for the Hybrid system offering in light of recent changes within the competitive landscape.
In November 2021, we began our Hypertruck ERX roadshow, which consists of numerous technology fleet experiences focused on demonstrating the features and benefits of the electric powertrain firsthand. The roadshow consists of “Ride and Drive” events and in-depth product education of the Hypertruck ERX’s features and benefits, including how it enables fleet decarbonization goals while also reducing total cost of ownership. Our development timeline has been extended to allow for design verification and testing inclusive of critical summer and winter seasons, as well as the accumulation of up to one million miles prior to production. We expect to complete design verification and begin initial controlled fleet trials by the end of 2022.
There have been ongoing shortages in the transportation industry supply chain including semiconductors as well as several other key components. These supply chain challenges have been especially prominent in the trucking industry, and one of the impacts has been significantly extended lead times for ordering new trucks. Fleets are experiencing lead times on new truck purchases that extend out for delivery into 2023. We placed orders with Peterbilt for all chassis needed in 2022 earlier this year and are securing build slots for the 2023 calendar year in an effort to mitigate future potential supply chain impacts to our Hypertruck ERX development schedule. We continue to work closely with our current supply base to improve delivery of components for the quarters ahead and are diligently seeking alternative sources of supply for components that meet our technical specifications with shorter lead times.
In late 2023, we plan to first release the Hypertruck ERX powertrain, leveraging a natural gas engine as the onboard generator. In the years following, we plan to release the Hypertruck KARNO, our fuel agnostic variant, as phase two in the Hyliion journey to a hydrogen-based future. We will also explore other adjacent markets to leverage the KARNO technology for cost savings and emissions reductions.
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
In 2021, we announced our Hypertruck Innovation Council, which consists of some of the largest fleets who will be assisting us along the development journey and will have been among the first to experience the Hypertruck ERX through our “Ride and Drive” events. The successful launch program and deployment of the Hypertruck ERX met with positive feedback from customer operations teams and drivers and generated further interest in the Hypertruck ERX solution and longer-term commercial relationships with us.
The Inflation Reduction Act of 2022 was signed into law in August 2022, under which the Hypertruck ERX will qualify fleets to receive a 30% tax credit up to $40,000 per vehicle adopted. We expect this to drive further interest in and demand for the Hypertruck ERX.
Key Components of Statements of Operations
Revenue
We currently generate revenues from sales of Hybrid systems for Class 8 semi-trucks and limited quantities of Class 8 semi-trucks outfitted with the Hybrid system.
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
•acquired in-process research and development from asset acquisition; and
•allocation of general overhead costs.
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
Other Income
Other income currently consists primarily of interest income earned on our investments. As a result of our acquisition of the KARNO generator technology, we plan to assume a government contract with the United States Office of Naval Research that is not expected to have a material impact on our business.
Results of Operations
Comparison of Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021
Our results of operations for the three months ended September 30, 2022 (the “current quarter”) and 2021 on a consolidated basis are summarized as follows (in thousands, except share and per share data):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Revenues
Product sales and other	$499	$—	$499	N/A
Total revenues	499	—	499	N/A
Cost of revenues
Product sales and other	2,916	—	2,916	N/A
Total cost of revenues	2,916	—	2,916	N/A
Gross loss	(2,417)	—	(2,417)	N/A
Operating expenses
Research and development	(52,678)	(18,150)	(34,528)	190.2%
Selling, general and administrative expenses	(10,264)	(8,660)	(1,604)	18.5%
Total operating expenses	(62,942)	(26,810)	(36,132)	134.8%
Loss from operations	(65,359)	(26,810)	(38,549)	143.8%
Interest income	1,926	195	1,731	887.7%
Gain on disposal of assets	46	—	46	N/A
Net loss	$(63,387)	$(26,615)	$(36,772)	138.2%

Net loss per share, basic and diluted	$(0.36)	$(0.15)	$(0.21)	140.0%

Weighted-average shares outstanding, basic and diluted	174,345,022	172,987,672	1,357	0.8%
Revenue
Sales increased $0.5 million in the current quarter, driven by sales associated with our Hybrid products. We continue to pursue the sale of both Hybrid systems as well as complete vehicles installed with our Hybrid system.
Cost of Revenues
Cost of revenues increased $2.9 million in the current quarter, driven by costs associated with sales of Hybrid systems. We expect a difference in timing between recognition of revenues and cost of revenues due to write-down of inventory to net realizable value in periods prior to sales. The increase in cost of revenues includes:
•Inventory write-downs of $2.3 million attributable to inventory on hand that had a cost higher than its net realizable value;
•Class 8 semi-truck cost of $0.2 million; and
•Warranty costs of $0.2 million for estimated costs to administer and maintain the warranty program for labor, transportation and parts, excluding any contribution from vendors.

Research and Development
Research and development expenses increased $34.5 million in the current quarter primarily due to:
•$28.8 million related to hydrogen and fuel agnostic capable generator technology (“KARNO”) acquired in September 2022 from General Electric Company's GE Additive business to develop and commercialize the fuel agnostic Hypertruck KARNO; and
•An increase of $5.5 million for the design and testing of our Hypertruck system including an increase in expenses related to components, services and personnel as we build out our engineering, operations and supply chain teams and associated capabilities.
Selling, General and Administrative
Selling, general and administrative expenses increased $1.6 million in the current quarter primarily due to:
•An increase in personnel and benefits of $2.4 million and software costs of $0.3 million as we continue to grow our sales and other functions, including impacts from the departure of our prior Chief Financial Officer; partially offset by
•A decrease of $0.6 million for legal and professional services and other; and
•A decrease of $0.2 million for marketing and advertising.
Other Income
Total other income increased $1.8 million in the current quarter primarily due to interest income on investments.
Comparison of Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021
The following table summarizes our results of operations on a consolidated basis for the nine months ended September 30, 2022 (the “current nine months”) and 2021 (in thousands, except share and per share data):

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenues
Product sales and other	$1,011	$—	$1,011	N/A
Total revenues	1,011	—	1,011	N/A
Cost of revenues
Product sales and other	7,160	—	7,160	N/A
Total cost of revenues	7,160	—	7,160	N/A
Gross loss	(6,149)	—	(6,149)	N/A
Operating expenses
Research and development	(88,543)	(40,871)	(47,672)	116.6%
Selling, general and administrative expenses	(32,255)	(26,111)	(6,144)	23.5%
Total operating expenses	(120,798)	(66,982)	(53,816)	80.3%
Loss from operations	(126,947)	(66,982)	(59,965)	89.5%
Interest income	3,066	561	2,505	446.5%
Loss on disposal of assets	(89)	—	(89)	N/A
Net loss	$(123,970)	$(66,421)	$(57,549)	86.6%

Net loss per share, basic and diluted	$(0.71)	$(0.39)	$(0.32)	82.1%

Weighted-average shares outstanding, basic and diluted	173,945,156	171,842,664	2,102	1.2%
Revenue
Sales increased $1.0 million in the current nine months, driven by sales associated with our Hybrid products. We continue to pursue the sale of both Hybrid systems as well as complete vehicles installed with our Hybrid system.

Cost of Revenues
Cost of revenues increased $7.2 million in the current nine months, driven by costs associated with sales of Hybrid systems. We expect a difference in timing between recognition of revenues and cost of revenues due to write-down of inventory to net realizable value in periods prior to sales. The increase in cost of revenues includes:
•Inventory write-downs of $5.5 million attributable to inventory on hand that had a cost higher than its net realizable value;
•Class 8 semi-truck cost of $0.2 million; and
•Warranty costs of $0.5 million for estimated costs to administer and maintain the warranty program for labor, transportation and parts, excluding any contribution from vendors.
Research and Development
Research and development expenses increased $47.7 million in the current nine months primarily due to:
•$28.8 million related to hydrogen and fuel agnostic capable generator technology (“KARNO”) acquired in September 2022 from General Electric Company's GE Additive business to develop and commercialize the fuel agnostic Hypertruck KARNO; and
•An increase of $17.9 million for the design and testing of our Hypertruck system including an increase in expenses related to components, services and personnel as we build out our engineering, operations and supply chain teams and associated capabilities.
Selling, General and Administrative
Selling, general, and administrative expenses increased $6.1 million in the current nine months primarily due to:
•An increase in personnel and benefits of $4.4 million and software costs of $1.6 million as we continue to grow our sales and other functions, including impacts from the departure of our prior Chief Financial Officer; and
•An increase of $1.0 million for legal and professional services and other; partially offset by
•A decrease of $0.2 million for marketing and advertising.
Other Income
Total other income increased $2.4 million in the current nine months primarily due to interest income on investments.
Liquidity and Capital Resources
At September 30, 2022, our current assets were $394.0 million, consisting primarily of cash and cash equivalents of $154.2 million, short-term investments of $232.9 million and prepaid expenses of $5.9 million. Our current liabilities were $16.8 million primarily comprised of accounts payable, accrued expenses and operating lease liabilities.
We believe the credit quality and liquidity of our investment portfolio at September 30, 2022 is strong and will provide sufficient liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest environment and supply and demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity whereby no investment security may have a final maturity of more than 36 months from the date of acquisition or a weighted average maturity exceeding 18 months. Eligible investments under the Company’s investment policy bearing a minimum credit rating of A1, A-1, F1 or higher for short-term investments and A2, A, or higher for longer-term investments include money market funds, commercial paper, certificates of deposit and municipal securities. Additionally, all of our debt securities are classified as held-to-maturity as we have the intent and ability to hold these investment securities to maturity, which minimizes any realized losses that we would recognize prior to maturity. However, even with this approach we may incur investment losses as a result of unusual or unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.
Based on our past performance, we believe our current assets will be sufficient to continue and execute on our business strategy and meet our capital requirements for the next twelve months. Our primary short-term cash needs are Hypertruck ERX product development costs and components purchased to support the stated of production, operating expenses and production and related costs of Hybrid systems. We plan to stay asset-light and utilize third parties to perform assembly and manufacturing at scale.

We expect to continue to incur net losses in the short term, as we continue to execute on our strategic initiatives by (i) completing the development and commercialization of the electrified drive systems for Class 8 semi-trucks, (ii) scaling the Company’s operations to meet anticipated demand and (iii) hiring personnel. Further, we plan to develop and commercialize the fuel agnostic Hypertruck KARNO with an anticipated commercial launch a few years after the Hypertruck ERX. However, actual results could vary materially and negatively as a result of a number of factors including, but not limited to, those discussed in Part II, Item 1A. "Risk Factors."
During the periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.
Cash Flows
Net cash, cash equivalents and restricted cash provided by or used in operating activities, investing activities and financing activities for the nine months ended September 30, 2022 and 2021 is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash from operating activities	$(83,442)	$(49,822)
Cash from investing activities	(20,750)	(65,601)
Cash from financing activities	(92)	15,902
	$(104,284)	$(99,521)
Cash from Operating Activities
For the nine months ended September 30, 2022, cash flows used in operating activities were $83.4 million. Cash used primarily related to a net loss of $124.0 million, adjusted for changes in working capital accounts and certain non-cash expenses of $40.5 million (including $28.8 million related to acquired in-process research and development $5.3 million related to share-based compensation, $3.1 million related to prepaid expenses and other assets, $3.0 million related to depreciation, amortization and accretion charges and $2.0 million related to accounts payable, accrued expenses and other liabilities).
For the nine months ended September 30, 2021, cash flows used in operating activities were $49.8 million. Cash used primarily related to net loss of $66.4 million, adjusted for changes in working capital accounts and certain non-cash expenses of $16.6 million (including $6.9 million related to accounts payable, accrued expenses and other liabilities, $4.0 million related to share-based compensation, $3.6 million related to prepaid expenses and other assets and $2.7 million related to depreciation, amortization and accretion charges).
Cash from Investing Activities
For the nine months ended September 30, 2022, cash flows used in investing activities were $20.8 million. Cash used related to the purchase of investments of $160.1 million, acquired in-process research and development of $14.4 million and property and equipment of $2.6 million, offset by the sale or maturity of investments of $156.4 million.
For the nine months ended September 30, 2021, cash flows used in investing activities were $65.6 million. Cash used primarily related to the purchase of investments of $268.7 million and property and equipment of $2.2 million, partially offset by the sale or maturity of investments of $205.4 million.
Cash from Financing Activities
For the nine months ended September 30, 2022, cash flows used in financing activities were $0.1 million. Cash flows were primarily due to payment of taxes related to net share settlement of equity awards of $0.2 million.
For the nine months ended September 30, 2021, cash flows provided by financing activities were $15.9 million. Cash flows were primarily due to net proceeds from the exercise of warrants of $16.3 million and proceeds from exercise of common stock options of $0.6 million, partially offset by repayments of $0.9 million for a Paycheck Protection Program loan.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our 2021 Annual Report, supplemented with those below, that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues and expenses.

Acquisitions
To determine whether acquisitions should be accounted for as a business combination or as an asset acquisition, we make certain judgments which include assessing whether the acquired set of activities and assets meet the definition of a business. If the acquired set of activities and assets meets the definition of a business, assets acquired and liabilities assumed are required to be recorded at their respective fair values as of the acquisition date with the excess of the purchase price over the fair value of the acquired net assets recorded as goodwill. If the acquired set of activities and assets does not meet the definition of a business, the transaction is recorded as an acquisition of assets and, therefore, any acquired in-process research and development (“IPR&D”) that does not have an alternative future use is charged to expense at the acquisition date, and no goodwill is recorded.
The judgments made in determining estimated fair values of assets acquired and liabilities assumed in a business combination or asset acquisition, as well as estimated asset lives, can materially affect our consolidated results of operations. All assets acquired in 2022 were valued using level 3 inputs with property and equipment valued using a cost approach and IPR&D valued using an income approach based on management’s projections. The fair values of assets, including acquired IPR&D, are determined using information available near the acquisition date based on estimates and assumptions that are deemed reasonable by management. Significant estimates and assumptions include, but are not limited to, probability of technical success, revenue growth, future revenues and expenses and discount rate.
Revenue Recognition
When a Class 8 semi-truck outfitted with a Hybrid system is resold to a customer, judgment is required to determine if we are the principal or agent in the arrangement. We consider factors such as, but not limited to, which entity has the primary responsibility for fulfilling the promise to provide the specified good or service, which entity has inventory risk before the specified good or service has been transferred to a customer and which entity has discretion in establishing the price for the specified good or service. We have determined that we are the principal in transactions involving the resale of Class 8 semi-trucks outfitted with the Hybrid system. We are in early stages of development, continue to refine our business plans and consider the resale of Class 8 semi-trucks outfitted with Hybrid systems to constitute ordinary activities from our ongoing major or central operations.
Should our business plans, estimates or assumptions change, we may record receipts from sales of Class 8 semi-trucks as non-operating income in future periods.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A description of the market risks associated with our business is contained in the “Quantitative and Qualitative Disclosures About Market Risk” section of our 2021 Annual Report. There have been no material changes to our market risks as therein previously reported.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our Principal Executive Officer and Principal Financial Officer) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Principal Executive Officer and Principal Financial Officer have concluded that, at September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In September 2022, we acquired certain assets (the "Acquired Assets") of General Electric Company's GE Additive business (the "Acquisition"). As a result, the Company has expanded certain controls such as review and integration of a material acquisition.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with the acquisition of assets from General Electric Company, acting solely by and through its GE Additive business unit on September 26, 2022, we issued an aggregate of 5,500,000 shares of our common stock to General Electric Company. Such shares were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Description
2.1***
Asset Purchase Agreement, dated August 24, 2022, by and between Hyliion Holdings Corp. and General Electric Company, acting solely by and through its GE Aviation business unit (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on August 24, 2022.

10.1*†	Separation Agreement and General Release, dated September 15, 2022, by and between Hyliion Holdings Corp. and Sherri Baker.
10.2*†	Employment Agreement, dated September 12, 2022, by and between Hyliion Holdings Corp. and Jon Panzer.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)
*    Filed herewith.
**    Furnished herewith.
***    Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish to the U.S. Securities and Exchange Commission a copy of any omitted schedule or exhibit upon request.

†    Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2022	HYLIION HOLDINGS CORP.

/s/ Thomas Healy
	Name:	Thomas Healy
	Title:	President and Chief Executive Officer (Principal Executive Officer)

/s/ Jon Panzer
	Name:	Jon Panzer
	Title:	Chief Financial Officer (Principal Financial Officer)