Form 10-K
period 2022-12-31
Hyliion Holdings Corp.
filed 2023-02-28
CIK 1759631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, based upon the closing price of such stock on The New York Stock Exchange on such date of $3.22, was $432 million. This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.
As of February 17, 2023, 179,986,901 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.
Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
ii

Part I
ITEM 1. BUSINESS
Overview
Hyliion is a Delaware corporation headquartered in Cedar Park, Texas, and became a NYSE listed company as a result of the merger consummated pursuant to the terms of the Business Combination Agreement, dated June 18, 2020, between Tortoise Acquisition Corp. and each of the shareholders of Hyliion Inc., a Delaware corporation (the “Business Combination”).
Our mission is to be the leading provider of electrified solutions for the commercial vehicle industry as well as other industries. Our goal is to reduce the carbon intensity and greenhouse gas (“GHG”) emissions in the transportation sector by providing electrified solutions for Class 8 vehicles that both aim to reduce the cost of operation and promote the usage of existing fueling infrastructure. Our current products and products under development utilize control software, data analytics, battery systems, fully integrated electric motors, and power electronics to produce our electrified powertrain systems.
We currently offer the Hyliion Hybrid (“Hybrid”) system, which is an electrified powertrain system that augments existing Class 8 semi-trucks and aims to improve vehicle performance or reduce fuel usage, depending on application. The Hybrid system can either be installed on a new vehicle prior to entering service or retrofit onto an existing in-service vehicle. This feature gives our customers the flexibility to continue using their preferred vehicle brands and maintain their existing fleet maintenance and operations strategies.
We began selling the Hybrid system in late 2021 and it has been installed on a variety of our customers’ commercial vehicles, utilizing multiple original equipment manufacturer (“OEM”) platforms. Our Hybrid system deployments are with innovative fleets in the transportation and logistics sector and include a variety of duty cycles, use cases and geographical regions. A common application is to install the Hybrid system on a compressed natural gas (“CNG”)-powered truck with a conventional drivetrain. The Hybrid system aims to improve performance by giving a power boost to the CNG drivetrain when needed, along with regenerative braking and an optional fully electric auxiliary power system. Across these customer installations, and over the entire Hyliion fleet, we have accumulated millions of real-world road miles on Class 8 semi-trucks.
We also plan to offer the Hypertruck ERX powertrain platform (“Hypertruck ERX system”), which is a complete electrified powertrain system leveraging an onboard CNG-fueled generator to supplement battery range to transform an OEM platform into a range-extended electric vehicle (“REEV”). Both solutions aim to support our customers’ pursuit of sustainability and financial goals by reducing GHG emissions and operating costs while utilizing existing fueling infrastructure. We plan to begin commercialization of the Hypertruck ERX system in late 2023 and our first application will be deployed on a Class 8 Peterbilt 579 sleeper semi-truck.
The Hypertruck ERX system leverages the experience and operating data from our Hybrid system to offer a solution to replace the traditional diesel or CNG powertrain installed in new vehicles. Its onboard CNG generator functions as an electric range-extender, addressing the market need of having a fully electric drive truck that can travel long distance between refuels without relying on a broadly-distributed and reliable electric recharging network, as battery electric vehicles (“BEVs”) do. The systems batteries are recharged by the onboard CNG generator, which when fueled by renewable natural gas (“RNG”), can offer commercial vehicle owners a net-carbon-negative-capable electrified powertrain option.
We believe CNG/RNG is the appropriate fuel source today, as it is cleaner and less expensive than diesel and broadly available. Over time, other fuels are expected to become available in the future to reduce emissions, including hydrogen. Therefore, we have showcased a multistage roadmap that starts with utilizing a CNG/RNG generator and evolves into offering hydrogen-based solutions as well. The control software driving the Hypertruck system is designed to be easily adaptable to different fuel and generator types in accordance with customer and regulatory requirements, thereby reducing future capital investment and time to market.
For long-haul trucking, an electric powertrain with a CNG-fueled range extender generator is preferable today to a pure BEV due to both the comparable cost of fuels and existing availability of CNG fueling infrastructure compared to electric battery charging infrastructure. Class 8 semi-trucks can currently be refueled with CNG through an existing, geographically diverse, public and truck-accessible network of natural gas refueling stations established across North America. Globally, RNG, CNG and liquified natural gas (“LNG”) are also used widely used for land-based transport and trucking. We therefore believe there is a greater opportunity for more rapid adoption of our electrified powertrain solutions across the U.S., Europe, and other countries compared to pure electric solutions, because of the extended range available between refueling events and due to the greater availability of refueling infrastructure compared to other electrified solutions.
In September 2022 we acquired assets including new hydrogen and fuel-agnostic-capable generator technology from General Electric Company's GE Additive business. The KARNO generator emerged out of GE’s long-running R&D investments in metal additive manufacturing across multiple industries and in areas such as generator thermal and performance design. Initial testing indicates the KARNO generator is expected to comply with emissions standards of the California Air Resources Board

(“CARB”) and the U.S. Environment Protection Agency (“EPA”), even when utilizing conventional fuels. The technology is also expected to achieve a meaningful efficiency improvement over today’s conventional internal combustion engine (“ICE”) generators and could be more efficient than most available fuel cells. We expect these efficiency improvements to in turn enable fuel cost reductions and improved vehicle range while reducing operating costs. The technology should also provide for significant reductions in noise, vibration, moving parts and maintenance compared to conventional ICE generators. The KARNO generator is expected to be capable of operating with over 20 different fuel types including hydrogen, natural gas, propane, ammonia and conventional fossil fuels. The technology uses heat to drive a sealed linear generator to produce electricity. The heat is produced by reacting fuels through flameless oxidation or by other heat sources including renewables.
We plan to initially release the Hypertruck ERX system, followed by a variant utilizing the fuel-agnostic Hyliion KARNO (“KARNO”) generator technology (“Hypertruck KARNO”), and a variant equipped with a hydrogen fuel cell generator (“Hypertruck Fuel Cell”).
Market Opportunity
Our solutions currently address Class 8 vehicles, with an intent to begin deployments in North America, and then potentially expanding to global markets outside of North America. Based on ACT Research’s estimates, the North American Class 8 truck market is expected to average almost 300,000 new units per year between 2023 and 2027. During that time, we expect the regulatory environment to further disincentivize the production and purchase of diesel-powered Class 8 vehicles. Increased costs for diesel-powered Class 8 vehicles along with the fuel to operate them is expected to make electrified alternatives like the Hypertruck ERX system more favorable on a relative total cost of ownership (“TCO”) basis. Similarly, we expect fleets to continue to be influenced by customer and other stakeholder demands to reduce emissions from their transportation operations, thus providing an additional catalyst to transition to low-emission vehicles in the Class 8 space. We view existing plug-in commercial BEVs and commercial fuel cell electric vehicles (“FCEVs”) as unlikely to fulfill the fleet demand created by these factors in the near term, due to their range limitations and dependence on costly and scarce fueling infrastructure.
Current and anticipated regulations at the state and federal level are also expected to create greater demand for cleaner commercial vehicles, including zero emission vehicles (“ZEVs”) like BEVs and FCEVs and near-zero emission vehicles (“NZEVs”) like the Hypertruck ERX system. For example, CARB has adopted an Advanced Clean Trucks (“ACT”) rule that requires heavy-duty vehicle manufacturers to produce and sell in California a certain number of zero-emission vehicles. In addition to California, a growing number of other states follow CARB's regulatory framework and are also adopting ACT. If heavy-duty vehicle manufacturers do not meet the applicable requirements, they will be deemed unable to sell the rest of their portfolio in that state, creating a significant incentive to deploy ZEV and NZEV vehicles that meet the needs of fleet customers. CARB is also considering a fleet-facing zero-emission vehicle mandate called Advanced Clean Fleet (“ACF”), which acts in a similar manner to ACT by requiring truck operators to add an increasing percentage of ZEV and NZEV vehicles to their fleets over time. The Hypertruck ERX system provides OEMs 75% credit towards satisfaction of the ACT rule compared to a pure BEV or FCEV. It is also expected under a draft of the CARB ACF regulation that the Hypertruck ERX system will receive 100% credit to fleets towards meeting the fleet purchase obligation.
While the Hypertruck ERX system will initially be deployed on the Class 8 Peterbilt 579 sleeper cab, there is an opportunity to develop and deploy additional applications of the Hypertruck ERX system, including on additional Peterbilt variants, with other OEMs that sell comparable models, and in different Class 8 vehicle types, like refuse vehicles. Additional opportunities for the Hypertruck ERX system also exist in applications that require a high-voltage electric power take-off capability, such as electric reefer trailers and special vocational vehicles that are transitioning from hydraulic to high-voltage accessories.
We expect to launch the Hypertruck KARNO powertrain system approximately a few years after the Hypertruck ERX system due to the extensive testing and certification work expected to be required to commercialize a new vehicle generator. The KARNO generator technology is expected to improve the efficiency of the generator system, while further reducing emissions, noise and vibration as well as improve engine maintenance by virtue of having significantly fewer moving parts versus a traditional CNG or diesel ICE as a power source. As hydrogen fuel becomes more widely available and adopted for Class 8 vehicles, the Hypertruck KARNO powertrain, by virtue of its fuel-agnostic KARNO generator design, will be capable of utilizing hydrogen as its fuel source, as well as over twenty other fuel types.
The KARNO generator technology is also expected to be adaptable for stationary power generation applications, such as for electricity generation for onsite electric vehicle (“EV”) charging, select commercial and industrial generation applications, and other market opportunities currently served by the electric grid or other standalone power sources.
Our Technology and Solutions
Our electrified powertrain systems utilize Hyliion-designed control software and data analytics technology to control physically integrated battery systems, electric motors and power electronics. These electrified powertrain platforms can be used to either augment, as in the case of our Hybrid system, or fully replace, as in the case of our Hypertruck platform, conventional powertrains in Class 8 semi-trucks and improve their operational performance. Our solutions are designed to be compatible with most major Class 8 semi-truck manufacturers and are highly flexible in their digital and physical design, allowing them to be installed on, or adapted to, a variety of vehicles and fuel sources as market and regulatory opportunities allow. This platform-focused strategy reduces capital investment over time and aims to allow for faster time to market for Hyliion powertrain products.
Hybrid Powertrain System
Our Hybrid system can be installed on most major Class 8 semi-trucks to reduce fuel usage in the case of diesel applications and improve performance in the case of CNG applications. Our Hybrid system is comprised of a Hyliion battery system and an associated software management solution, a control module running our software and data analytics, high and low voltage power distribution and a thermal management system. The battery system and controllers can be attached to the frame rail of most major Class 8 semi-trucks, providing potential cost savings in the case of diesel and simplifying installation, and incorporating a custom e-axle solution with associated cooling box to reduce weight and improve system efficiencies. The system is charged by regenerative braking and downhill deceleration and discharged to provide additional horsepower and torque when called upon by our control software, thereby reducing engine load to reduce fuel usage and related GHG emissions or applying additional power to improve vehicle performance. Our Hybrid system’s battery power can also be utilized as an auxiliary power unit (“APU”) to supply electricity for in-cab devices and air conditioning to reduce or eliminate idling when the driver is “hoteling” in the truck. Based on internal and third-party testing and customer-reported experiences, we believe the benefits of utilizing our Hybrid system compared to conventional diesel or CNG commercial vehicles will reduce fuel usage, emissions, idling and improve performance.
We believe that reduced operating costs, improved driver satisfaction and increased marketability are key decision factors for many fleets in adopting our Hybrid system. Our Hybrid system can also help fleets transition from diesel to natural gas engines as a result of the increased performance the system provides, and because of the cost savings opportunity natural gas provides over diesel. The Hybrid system draws upon the real-world feedback we have received from customers and millions of miles logged by trucks equipped with the Hybrid system.
Hypertruck ERX System
Our Hypertruck ERX system is an electric CNG range extender powertrain that is being designed for integration on most major Class 8 semi-trucks to create a net-carbon-negative-capable REEV, when fueled by RNG. Our Hypertruck ERX system builds upon technical knowledge gained from our Hybrid system. It consists of a battery system, an associated software management and data analytics solution, a range extending electric generator powered by natural gas, an electric-traction drive system, and our Hyliion CoPilot in-cab driver display. The system works by pairing the fully electric powertrain with a battery system that is recharged by the onboard generator and regenerative braking that produces electricity. This system fully replaces the traditional powertrain in Class 8 semi-trucks. The first iteration of Hypertruck ERX system utilizes a battery system capable of operating up to 75 miles on battery-only power depending on factors including driver behavior, which qualifies it for ¾ of a ZEV credit under CARB’s ACT regulation.
Our Hypertruck ERX system combines the performance of fully electric powertrains with the refueling efficiency of conventionally-fueled vehicles. We estimate that it may be less expensive to run our onboard generator to produce electricity than recharging a BEV from the grid, depending on the cost of natural gas and electricity in different markets. Today’s market price for CNG and RNG is more stable than diesel, and natural gas often costs much less than diesel on an equivalent-gallon basis. By using onboard electricity generation rather than a large battery pack, our Hypertruck ERX system provides an extended range of operation compared to commercial BEVs.
We believe the benefits of our Hypertruck ERX system compared to competing technologies may include:
•a powertrain system as opposed to a complete vehicle redesign;
•a lower TCO due to favorable CNG/RNG pricing;
•government credits and incentives;
•the potential for net carbon negative operation when fueled with RNG;
•the ability to utilize existing natural gas fueling infrastructure;
•zero tailpipe emissions drive-capability;
•improved operating experience for the driver;
•vehicle range exceeding current competing electrified technologies;
•refueling times similar to diesel trucks; and/or
•data generation and connectivity for next-generation fleet management.

By providing up to 75 miles of all-electric range, the Hypertruck ERX system provides the capability of reducing GHG, pollutants, and noise emissions in communities surrounding trucking infrastructure, like warehouses, ports, rail yards, maintenance facilities and fueling infrastructure.
Depending on the source of natural gas used in its CNG generator, the Hypertruck ERX system can deliver significantly lower emissions than a conventional diesel-powered Class 8 semi-truck. Its electric traction drive provides up to 670 horsepower, in a smooth and seamless delivery, while simultaneously reducing overall noise and vibration levels. The electric motors in the Hypertruck ERX system provide instantaneous torque, with fewer gears and smoother operation than a conventional transmission. These factors combine to dramatically improve the driving experience for the operator, which should help with driver satisfaction and retention.
Hypertruck ERX System Rollout Timeline
In November 2021, we began our Hypertruck ERX system pre-production roadshow, which offered fleet owners and shippers firsthand demonstration of the features and benefits of our electric powertrain system. The roadshow continued throughout 2022 and included “Ride and Drive” events, which provide in-depth product education sessions on how our system operates and enables fleets to decarbonize while reducing total cost of ownership.
Throughout 2022 we made significant progress furthering development and testing of the Hypertruck ERX system and hit several important development milestones on a roadmap that we first laid out in late 2021. We completed assembly of the first verification vehicles early in the year. These vehicles are considerably more advanced than earlier prototypes and were used to begin on-road testing of the latest design along with Ride and Drive events and controlled fleet trials with customers. By the end of 2022, we had completed assembly of verification vehicles and released the design for the 3rd generation Hypertruck ERX system. Another milestone achieved was the successful completion of summer testing. We took four vehicles to Davis Dam in Arizona where they were subjected to rigorous operation, hauling heavy loads up steep grades in temperatures of up to 110 degrees Fahrenheit.
We also deployed verification vehicles into controlled fleet trial operations with customers where the trucks were used in standard freight hauling operations. Fleet trials provide the opportunity for Hyliion engineers and technicians to closely monitor vehicle operations and to obtain feedback from drivers on how well the powertrain functions. Late in 2022, we began subjecting verification vehicles to winter testing where we observe system operation in extremely cold conditions to validate component operability, including battery function. Additional winter testing sessions will continue through the early part of 2023. Fleet trials will also continue with additional customers and eventually be advanced to a level where the customer takes over daily operation of the trucks without Hyliion engineering technician support, reflecting real-world fleet usage expectations. Through all our testing and trial activities we expect to accumulate up to one million miles of operation prior to reaching the production stage.
Commercialization of the Hypertruck ERX system in 2023 is dependent upon receiving certain vehicle certifications by federal and state regulators. Specifically, CARB requires demonstration that our powertrain and vehicle comply with emissions standards for pollutants and particulate matter and that our on-board diagnostics technology operates reliably and in a manner to detect and diagnose malfunctions with the engine and emissions control systems and to alert the driver to the underlying condition so it can be remedied. Similarly, EPA certification is also required as is approval from the National Highway Traffic Safety Administration for the overall safe operation of the truck and powertrain. See Government Regulations section for additional details.
There have been ongoing parts shortages in the transportation industry supply chain including semiconductors and other key components. These supply chain challenges have been especially prominent in the trucking industry, and one of the impacts has been significantly extended lead times for ordering new trucks. Fleets are experiencing lead times on new truck purchases that extend delivery out into 2023. We are securing build slots with Peterbilt for all chassis needed for the 2023 calendar year to mitigate future potential supply chain impacts to our Hypertruck ERX system development schedule. We continue to work closely with our current supply base to improve delivery of components for the quarters ahead and are diligently seeking alternative sources of supply for components that meet our technical specifications with shorter lead times.
CNG and RNG as a Fuel
Our Hypertruck ERX system will leverage an existing cross-country CNG fueling network. In the continental United States, there are approximately 700 public and 400 private CNG fueling stations in operation for Class 8 semi-trucks. These stations are geographically dispersed enabling nation-wide fleet operations without a significant infrastructure buildout. Furthermore, our Hypertruck ERX system can be refueled using a “fast-fill” method which is comparable to diesel truck refueling time. Internationally, CNG infrastructure is even more prevalent due to government mandates requiring reduced carbon emissions from transportation. Additionally, we believe that the necessary heavy-duty infrastructure exists that would support near-term adoption of our Hypertruck ERX system. The ability to utilize existing CNG fueling infrastructure eliminates an important barrier to Hypertruck ERX system adoption, in contrast to Class 8 BEVs and FCEVs, which currently lack the electric charging and hydrogen fueling infrastructure needed for widespread adoption of those technologies.
Use of RNG is much cleaner for the environment than most other fuel sources. It is generated by capturing methane from landfills, livestock operations such as dairies, wastewater treatment and other sources or through anaerobic digestion and processing of food and animal waste streams. Depending on the source, RNG can have a significantly negative carbon intensity score as these methane sources would otherwise be emitted as pollution into the atmosphere. RNG is injected into existing natural gas pipelines and the delivery to fleets is enabled through credits. Use of RNG to fuel the Hypertruck ERX system can enable our customers to achieve a net carbon negative emissions profile for their transportation operations, depending on the region of operation.
RNG is widely available today through all 700 existing natural gas stations and new sources are in development. Approximately 64% of natural gas sold at fueling stations in 2021 was credited towards RNG projects with usage growing 134% over the five years ending 2021, according to the Coalition for Renewable Natural Gas. Also in 2021, 250 RNG production facilities were in operation, 112 were under construction and another 125 were in project development.
Generator and Fuel Agnostic
Although our initial Hypertruck platform application, the Hypertruck ERX system, will be powered by a CNG fueled generator, it is designed to flexibly accommodate different generator and fuel system types in future applications. In addition to a natural gas ICE, other potential generator options include the Hyliion KARNO generator and hydrogen fuel cells. Any available electricity source can be used to recharge the battery of the electric powertrain system, although control systems and software may need to be modified to adapt to different generators, fuels, and electrical power sources. Our objective is to enable Hypertruck customers to choose their preferred charging system and fuel source based on different priorities, including fuel cost and availability and emissions objectives. By designing our system in this manner, we expect to be able to quickly adapt to changing technologies, emissions goals, fuel sources, regulatory requirements, and customer preferences without needing to redesign the underlying Hypertruck powertrain platform.
Software, Data Analytics and Computing
Hyliion's proprietary software and control systems are the foundation of the Hypertruck platform, linking the generator source, battery and battery systems, electric drive motors and driver interface into a seamless electric powertrain that is customizable, adaptable, and configurable. Beginning with the Hybrid system, Hyliion gained critical knowledge and experience in developing control software, powertrain algorithms, systems management capabilities, and cloud integration, which fed into the design of the Hypertruck platform.
Our software and algorithms seek to optimize the fuel economy and performance of our powertrain system by controlling efficient generator operation points and the charging and discharging of the battery system to power the electric motor and electronics. Our software and control algorithms can be remotely updated over the air to enable our customers to benefit from the latest features and functionalities, minimizing unnecessary downtime. This cloud-connected capability also provides the data sources for future features, without fundamentally changing the hardware of the system, which could otherwise require large amounts of capital and resources. As demonstrated with the Hybrid system, Hyliion has developed different applications that solve different customer problems. Beyond adjusting for different applications on the same vehicle platform type, we expect this software design philosophy to also ease the Hypertruck platform’s transition to entirely different vehicle platform types.
We have the potential to develop value-added software services based on the insights gathered on our vehicles. This includes cloud-accessed insights into powertrain performance, maintenance, and other logistics and fleet management services. It also allows for fleet-level customization of powertrain features and performance, without physically touching the vehicle or changing its hardware.
A critical component of our system is the Hyliion CoPilot, which runs on our in-cab display and provides real-time vehicle performance, status metrics, and driving feedback to the vehicle operator. We have also developed proprietary in-vehicle computing capabilities, in the form of the Hyliion Control Unit (“HCU”) and Hyliion Drive Processor (“HDP”). These two units form the core of the Hypertruck computing platform, and are easily adapted to future product iterations and platforms.
Challenges with Other Solutions
With a global focus on reducing the environmental impact of commercial transportation, several companies have begun developing solutions to lower GHG emissions from commercial vehicles, including plug-in commercial BEVs and commercial FCEVs. However, neither of these solutions have been delivered in volume for the high mileage regional and long-haul Class 8 semi-truck markets. While we do see market opportunities for these solutions, we believe they will face unique challenges achieving widespread adoption in the near term, which may include:
•limited availability of such commercial vehicles or solutions;

•a higher TCO relative to currently-available diesel or CNG commercial vehicles;
•limited availability and capacity of electric charging and hydrogen fueling infrastructure;
•higher lifecycle GHG emissions from the fuel sources used to generate electricity needed to recharge batteries or produce hydrogen and the emissions associated with the production of the battery cells;
•the need or choice to completely redesign the commercial vehicle to implement the solution;
•limited range on a single charge or fueling;
•longer recharging or refueling times compared to diesel and natural gas-fueled vehicles;
•the need to change customers’ existing fleet operations to accommodate new truck technologies, including procurement, dispatch, maintenance, repair, and driver training; and
•performance challenges in cold weather.
Strategy
Our mission is to be the leading provider of electrified solutions for the commercial vehicle industry. Our value proposition to our customers includes reducing GHG emissions, operating cost savings, improved truck performance, and the ability to utilize existing infrastructure for fueling. We anticipate that our capital resources and efforts in the near future will continue to focus on the development and commercialization of our drivetrain solutions.
Maintaining Technology Leadership and First-Mover Advantage
Our Hybrid system is currently being sold, and we are one of the first to the market with an electric powertrain solution for long-haul Class 8 semi-trucks. The software and the algorithms driving our Hybrid system have been utilized in millions of real-world road miles and experience with the Hybrid product is being used to drive continuous improvements in the system management software and our overall knowledge of electric drivetrain operations. We expect to capture market share for low and zero-emission commercial vehicles by being one of the first to market with a carbon-negative-capability powertrain and by offering a range-extending power generator to help bridge the industry from fossil-fuel-powered trucks to full electric vehicles over time.
We believe that decarbonizing long-distance Class 8 trucking through electrification will be a process that occurs over time as reliable sources of clean, renewable electricity are developed along with the transmission and distribution networks that support a widely available and fast electric vehicle charging network. In the same manner, the use of hydrogen as a transportation fuel will depend upon the development of new sources of supply that don’t themselves contribute to GHG emissions and a fueling and distribution network that does not exist today. Therefore, we believe that an electric range-extender powertrain system, such as the Hypertruck ERX system, will be needed as a transition technology to reduce GHG, nitrogen oxides and particulate matter emissions, while offering all-electric range, improved operating performance and TCO savings. By launching the Hypertruck ERX system, followed by the Hypertruck KARNO system, and a Hypertruck fuel cell truck, we will help drive an industry transition to clean transportation in a manner that is most likely to be successful.
Focusing on Powertrains
Our electrified powertrain solutions are designed to be installed on most Class 8 semi-trucks. By focusing on the powertrain and its associated components, rather than the full vehicle, we obtain advantages as a new entrant in the Class 8 truck market. First, our innovative efforts focus on the vehicle components that drive the greatest improvement in economic and environmental benefits towards decarbonizing transportation. Second, our approach allows us to remain capital-light and use our resources more efficiently to develop software and engineered solutions to powertrain development, while leaving most component production and major vehicle design and assembly work with existing suppliers and truck OEMs.
Leveraging Existing Infrastructure
Our customers will be able to utilize an existing network of approximately 700 CNG fueling stations across the United States, which will help accelerate adoption of our Hypertruck ERX system. Utilizing CNG allows for electrified Class 8 semi-truck solutions like the Hypertruck ERX system to grow without substantial new infrastructure. This is in contrast with BEV trucks, where broader availability of electric charging stations will require significant investment and long lead times, driven in part by the uncertain availability and cost of electric power as charging demand for passenger vehicles and electric trucks grows. By utilizing existing commercial natural gas fueling infrastructure, we believe our customers can achieve low GHG emissions, when utilizing CNG, or carbon-negative status, when utilizing RNG. While hydrogen sources and refueling stations are also in development, there are few options available today for local, regional or long-haul truck transportation. Therefore, it is likely that significant additional investment and time will be required before hydrogen is a feasible fuel source for Class 8 trucks.

Continuing to Build and Leverage Strategic Relationships
We have and intend to continue developing partnerships with suppliers, truck OEMs, fuel and maintenance service providers, truck upfitting operators, engineering firms, consultants and others to accelerate the development and production of our solutions. These partners augment our internal resources and we intend to leverage their capabilities and infrastructure to bring our solutions to market more quickly and to meet industry standards without requiring us to invest additional capital to internalize functions or services that are more easily outsourced. We are planning to develop agreements with one or more maintenance service providers and fueling partners to ensure that our powertrain systems are fully supported in the field once commercial production begins and so our customers have access to CNG/RNG and attractive prices in the marketplace.
Customer Demand
We began selling the Hybrid system in the fourth quarter of 2021. Throughout 2022, we delivered Hybrid systems to fleets across the country, utilizing vehicle platforms from multiple OEMs. Despite these successes, we were unable to fulfill all Hybrid system orders that we obtained from customers due to ongoing supply chain disruptions and the limited ability of our customers to incur the downtime with their existing truck fleets to complete the Hybrid system installation. Delivery of Hybrid systems in 2023 is expected to continue on a pace consistent with the rate of deliveries in 2022. Commercialization of the Hypertruck ERX system late in 2023 is expected to divert customer interest from our Hybrid product to the Hypertruck ERX system. In addition, we continually assess the potential demand impact for the Hybrid system offering in light of recent changes within the competitive landscape.
In 2021, we announced our Hypertruck Innovation Council, which consists of some of the largest fleets in the industry, who have assisted us with the development of the Hypertruck ERX system and will have been among the first to experience the performance of the system through our “Ride and Drive” events. These events and fleet trials delivered positive feedback from customers’ drivers, and generated further interest in the Hypertruck ERX system.
In 2022 we secured deposit-backed orders from eleven fleet customers for our first 210 production slots for the Hypertruck ERX system. These trucks are all expected to be delivered to customers by the end of the first quarter of 2024 and will be deployed in what we are calling our Founders Program. The Founders Program will feature white-glove service and support from a launch facility in the Dallas area. Recognizing that the Hypertruck ERX system is a new product, we plan to ensure that it is well supported through drivetrain warranty protection and the ability to quickly resolve hardware and software problems or address operator questions and issues as they arise.
We will use the launch facility as a location to centralize our maintenance and service operations and to train electric drive train technicians, both our own and those of our service partners. We also expect to offer fueling support to make it convenient for fleets to fill up on renewable natural gas. The fleet support capabilities being offered by the Founders Program will be beneficial as we look to grow our order book with new customers and support a larger number of our systems on the road.
We expect that the steps we are taking to complete development, testing and certification of the Hypertruck ERX system, along with additional customer fleet trials and a successful commercialization and launch of the Founders Program, will be an inflection point for additional orders. As these milestones are achieved, we will continue to grow our order backlog for delivery of trucks with Hypertruck ERX system in 2024 and beyond.
Production, Assembly and Installation
Our long-term strategy is to be a powertrain company, and we expect to sell our solutions directly to truck OEMs for them to integrate into their production lines. However, as we launch production we plan to source incomplete chassis from the OEM and then utilize our facility in Austin, Texas and/or modification and upfitting centers that are close to OEM factories to install our Hypertruck ERX system. Initial incomplete chassis will include the natural gas engine but not certain components like the transmission, driveshaft and diesel fuel tanks. We intend to primarily outsource the production, assembly and installation of our electrified powertrain systems to assembly partners as we reach a greater level of production volume, while maintaining in-house research, development and prototyping capabilities, including low-volume assembly and installation.
The initial production version of the Hypertruck ERX system will utilize a Peterbilt 579 truck in sleeper configuration. Over time, we expect to utilize additional OEM platforms in different configurations.
Sales and Marketing
We currently market and sell our electrified powertrain solutions domestically through a direct sales organization and with certain partners to Class 8 semi-truck fleet owners and operators. We also expect to market and sell our electrified powertrain solutions internationally at some point in the future. We use digital marketing strategies to build awareness for the Hyliion brand, the in-market Hybrid offering and the development journey of the Hypertruck ERX system. Events and in-person activations, particularly those that allow prospective customers to physically interact with our products, often lead to positive results in an industry that is relationship-based and focused on “trying before they buy.”

The Inflation Reduction Act of 2022 was signed into law in August 2022, under which the Hypertruck ERX system will qualify fleets to receive a 30% tax credit up to $40,000 per vehicle adopted. We expect this to drive further interest in and demand for the Hypertruck ERX system and other products.
Research and Development
Our research and development activities primarily take place at our headquarters in Cedar Park, Texas, our facility in West Chester, Ohio, on our testing and demonstration vehicles on roads and highways, and at our partners’ facilities. Our research and development is primarily focused on:
•electrified powertrain development and system integration;
•control software and algorithms for our powertrain systems;
•next generation packaging and cooling for our battery systems;
•interoperability with third-party powertrain components, such as e-motors, inverters and axles;
•component integration;
•development of the KARNO generator including testing and validation;
•integration of the KARNO generator technology into the Hypertruck system;
•accelerated lifetime testing processes to improve reliability, maintainability and system-level robustness;
•data analytics; and
•alternative products for existing and in-development components and technology.
The majority of our current activities are focused on the research and development of our electrified powertrain systems, third-party component integration and the underlying proprietary battery and software technology platforms. We undertake significant testing and validation of our products and components to ensure that they will meet the demands of our customers.
Intellectual Property
Intellectual property is important to our business, and we seek protection for our strategic intellectual property. We rely upon a combination of patents, copyrights, trade secrets, know-how and trademarks, along with employee and third-party non-disclosure agreements and other contractual restrictions to establish and protect our intellectual property rights.
As of December 31, 2022, we had 47 issued U.S. patents and 51 pending U.S. patent applications. We pursue the registration of our domain names, trademarks and service marks in the United States and in some locations abroad. In an effort to protect our brand, as of December 31, 2022, we had three registered and seven pending trademarks in the United States and 39 registered and 11 pending trademarks internationally.
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
Human Capital
As of December 31, 2022, we had approximately 250 full-time employees all located within the United States. We have not experienced any work stoppages and we consider our relationship with our employees to be good. None of our employees are subject to a collective bargaining agreement or are represented by a labor union. Our people are integral to our business, and we are highly dependent on our ability to attract, engage, develop and retain key employees while hiring qualified management, technical, and vehicle engineering personnel. We seek to provide our employees with competitive compensation and benefits, including grants of equity under our equity incentive plans, access to 401(k) plans and medical, life and disability insurance. In addition, we provide several supplemental health plans of our employees’ choosing. We welcome the diversity of all team members and encourage the integration of their unique skills, thoughts, experiences and identities. By fostering an inclusive culture, we enable every member of the workforce to leverage their unique talents and deliver high-performance standards to drive innovation and success. Our production, research and development employees mainly work in our Austin headquarters and other facilities, which have implemented practices including company-wide policies to ensure the safety of each employee and compliance with Occupational Safety and Health Administration standards. We have developed a flexible work policy that allows certain employees to work from home. While we are currently still a small company in terms of headcount, we have plans to grow, and expect that our practices and programs with respect to human capital management will grow as we do.
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
Environmental standards applicable to us are established by the laws and regulations of the countries in which we operate, and our product are sold, and standards adopted by regulatory agencies and the permits and licenses that we hold. Each of these sources is subject to periodic modifications and increasingly stringent requirements. Violations of these laws, regulations, or permits and licenses may result in substantial civil and criminal fines, penalties, orders to cease the violating operations, or to conduct or pay for corrective works. In some instances, violations may also result in the suspension or revocation of permits and licenses.
EPA and CARB Emissions Compliance and Certification
Under the U.S. Clean Air Act, some of our electrified powertrain solutions may be required to obtain a Certificate of Conformity issued by the EPA and a series of California Executive Orders issued by CARB, demonstrating that our powertrains and vehicles comply with requirements including as applicable, emission standards for both criteria pollutants, such as nitrogen oxides (“NOx”) and particulate matter (“PM”), and GHGs, such as carbon dioxide (“CO2”) and nitrous oxide (“N2O”). A Certificate of Conformity is required for vehicles sold in all states and Executive Orders are required for vehicles sold in California and states that have adopted the California standards. There are currently six states that have adopted the California standard for heavy-duty vehicles, five states are pursuing adoption of some or all of the CARB standards through a formal rulemaking process and an additional six states are considering adoption of some or all of the CARB standards.
CARB has adopted an ACT rule that requires heavy-duty vehicle manufacturers to produce and sell in California a certain number of zero-emission vehicles. In addition to California, a growing number of other states follow the CARB regulatory framework and are also adopting ACT. If the heavy-duty vehicle manufacturers do not meet the applicable requirements, they will be deemed unable to sell the rest of their portfolio in that state, creating a significant incentive to deploy ZEV and NZEV vehicles that meet the need of fleet customers. CARB is also considering a fleet-facing zero-emission vehicle mandate (ACF), which acts in a similar manner to ACT by requiring truck operators to add an increasing percentage of ZEV and NZEV vehicles to their fleets over time. All vehicles and engines manufactured for sale in the United States must be covered by an EPA Certificate of Conformity (and respective CARB Executive Orders if sold in California), including engines and vehicles using zero-emission or low-carbon technology. As is necessary, an EPA Certificate of Conformity and/or CARB Executive Order, covering both criteria pollutants and GHG, must be obtained each model year for each engine family and heavy-duty vehicle.
Manufacturers of heavy-duty engines and vehicles also must ensure that their products comply with On Board Diagnostics (“OBD”) requirements. The OBD system is intended to identify and diagnose malfunctions within the engine, aftertreatment and emission control systems and alert the driver to the underlying issue so the vehicle can be brought in for service. CARB issues approval of the OBD system as part of its issuance of an Executive Order; the EPA typically deems CARB OBD approval to be compliant with the EPA’s requirements. As with emissions compliance, manufacturers are required to ensure that the OBD system functions as designed and is able to identify component malfunctions throughout the full useful life of the vehicle or engine.
We are currently in the process of obtaining the certifications required from both CARB and the EPA to confirm conformity with applicable regulations. This effort includes demonstrating that our system complies with emissions standards for criteria pollutants and that our OBD systems are capable of detecting deviations from these standards throughout their operating life. We expect to obtain needed certifications prior to the start of Hypertruck ERX commercialization in the second half of 2023.
Inflation Reduction Act
The Inflation Reduction Act in the U.S. became law in August 2022. Trucks with the Hypertruck ERX system are eligible under the Inflation Reduction Act for a 30% tax credit of up to $40,000 per vehicle. On December 29, 2022 the United States Treasury Department and the Internal Revenue Service (“IRS”) released guidance relating to the electric vehicle tax credit provisions of the Inflation Reduction Act of 2022 including guidance on the commercial clean vehicle tax credit (section “45W”) for businesses. Businesses and tax-exempt organizations that buy a qualified commercial clean vehicle may qualify for a clean vehicle tax credit of up to $40,000 under Internal Revenue Code 45W. The credit equals the lesser of:
•15% of the basis in the vehicle (30% if the vehicle is not powered by gas or diesel);
•The incremental cost of the vehicle; or
•The maximum credit is $7,500 for qualified vehicles with gross vehicle weight ratings (“GVWR”s) of under 14,000 pounds and $40,000 for all other vehicles.
There is no limit on the number of credits businesses can claim.
ZEV Credits and Other
In California, the Advanced Clean Truck Rule was passed in June of 2020 and placed a requirement on heavy duty truck manufactures to produce and sell zero emission vehicles as a percentage of their total sales, beginning in 2024. The sales requirements gradually increase every year until 2035. The basic structure is that manufacturers will accumulate deficits when they sell conventionally fuel vehicles. These deficits can be offset by the accumulation of credits which are earned as ZEVs and NZEVs are sold. NZEVs generate credits based on their minimum all-electric range (“AER”). The credits are calculated by multiplying the AER by 0.01. As an example, if a customer is to purchase an electric vehicle with an AER of 35 miles, the sale would produce 35% of a credit. NZEV credits cannot exceed 75%.
The California Air Resource Board is currently reviewing a draft rulemaking called the Advanced Clean Fleet Rule that is expected to be released in 2023. The Advanced Clean Fleet Rule is a medium and heavy-duty zero-emission fleet regulation with the goal of achieving a zero-emission truck and bus California fleet by 2045. The primary goal of the ACF regulation is to accelerate the market for zero-emission trucks, vans, and buses by requiring fleets that are well suited for electrification, to transition to ZEVs where feasible.
GHG Credits — U.S. EPA
The EPA’s GHG Regulation requires all manufacturers of heavy-duty engines and vehicles to comply with fleet average GHG standards. Manufacturers may comply with the standards by producing engines or vehicles, all of which comply with the standards, or by averaging, banking and trading GHG credits within vehicle or engine categories. Manufacturers may also comply with GHG standards by purchasing credits from manufacturers with a surplus of credits. The failure to comply with GHG standards can lead to civil penalties or the voiding of a manufacturer’s EPA Certificate of Conformity. In connection with the delivery and placement into service of zero-emission and low-emission vehicles, we may earn tradable GHG credits that under current laws and regulations can be sold to other manufacturers. Under the EPA’s GHG Regulation, plug-in hybrid, all-electric and fuel cell vehicles can earn a credit multiplier of 3.5, 4.5, and 5.5, respectively, for use in the calculation of GHG emission credits.
Commercial engine and vehicle manufacturers are required to meet the NOx emission standard for each type of engine or vehicle produced. Typical diesel engine emission control technology limits the fuel economy and GHG improvements that can be made while maintaining compliance with the NOx standard. As the fleet-average GHG standards continue to decrease over time, compliance with the NOx standard will increase the difficulty for conventional diesel vehicles to meet the applicable GHG standard. Until technology catches up for commercial vehicles, manufacturers of diesel trucks will likely need to purchase GHG credits to cover their emission deficit. The EPA’s GHG Regulation provides the opportunity for the sale of excess credits to other manufacturers who apply such credits to comply with these regulatory requirements. Furthermore, the regulation does not limit the number of GHG credits that can be sold within the same commercial vehicle categories.
GHG Credits — California Air Resources Board
California also has a separate GHG emissions regulatory program, which is very similar to the EPA requirements. Like the EPA’s GHG Rule, the CARB rule allows for averaging, banking and trading of credits to comply with the fleet-average GHG standard and the failure to comply with the California GHG standard may lead to the imposition of civil penalties. The delivery and placement into service of our zero-emission and low-emission vehicles in California may earn us tradable credits that can be sold. Under CARB GHG regulations, advanced technology vehicles can also earn a credit multiplier of for use in the calculation of emission credits in the same amounts as under the EPA’s GHG Rule.

Heavy-Duty Vehicle Safety Requirements
Manufacturers of vehicles that operate on US highways are subject to, and must comply with, various regulations established by the National Highway Traffic Safety Administration (“NHTSA”). These federal motor vehicle safety standards (“FMVSS”) cover a wide variety of vehicle equipment and components. Manufacturers of vehicles, including heavy-duty vehicles, must confirm that their vehicles and vehicle equipment comply with applicable standards or, as appropriate, are exempt from those standards. Currently, there are several FMVSS that apply to vehicle manufacturers and may be applicable to Hyliion’s Hybrid and Hypertruck platforms. As may be required, Hyliion is evaluating FMVSS requirements for applicability to Hyliion products.
Manufacturers of vehicles that operate on US highways must also comply with NHTSA safety reporting requirements concerning safety involving Hyliion systems concerning various issues including, but not limited to, accidents, warranty claims, field actions and reports and recalls. As situations may arise, Hyliion will take appropriate actions to comply with these reporting requirements.
Competition
We have experienced, and expect to continue to experience, intense competition from a number of companies, particularly as the commercial transportation sector increasingly shifts towards low-emission, zero-emission, or carbon-neutral solutions. We face competition from many different sources, including major commercial vehicle OEMs and companies that are developing alternative fuel and electric commercial vehicles. Existing commercial vehicle OEMs such as PACCAR, Navistar, Volvo, Mack Trucks and Daimler maintain the largest market shares in the sector. Given we primarily develop and sell powertrains that are designed to be installed into an OEM’s commercial vehicle to augment or replace conventionally fueled powertrains, as opposed to a complete commercial vehicle, we believe we will primarily compete with other powertrain providers offering new low-emissions solutions as opposed to commercial vehicle manufacturers. While there are many competitors addressing electrification of commercial vehicles, many of them are focused on shorter range and lighter-duty vehicles. We are providing electrified solutions that are addressing both the long-haul and regional transportation sectors. We believe the primary competitive factors in the long-haul Class 8 semi-truck market include, but are not limited to:
•total cost of ownership;
•emissions profile;
•availability of charging or fueling network;
•ease of integration into existing operations;
•product performance and uptime;
•vehicle quality, reliability and safety;
•vehicle support, parts and on-road service network;
•technological innovation specifically around battery, software and data analytics; and
•fleet management.
We believe that we compete favorably with our competitors on the basis of these factors; however, most of our current and potential competitors have greater financial, technical, manufacturing, marketing and other resources than us. Our competitors may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing and support of their alternative fuel and electric truck programs. Additionally, our competitors also have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and other tangible and intangible resources than us. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors. We cannot provide assurances that our electrified systems will be the first to market. Even if our electrified systems are first to market, or among the first to market, we cannot be sure that customers will choose vehicles with our electrified systems over those of our competitors, or over conventional natural gas or diesel-powered vehicles.
Numerous companies, including Cummins, Daimler, Dana, Navistar, PACCAR, Volvo, Tesla, Nikola, Lion Electric, Hyzon and other commercial vehicle manufacturers have announced their plans to bring Class 8 semi-truck BEVs or FCEVs to the market. However, we do not believe any of them have showcased a roadmap similar to Hyliion’s, which is based on offering a range-extender electric vehicle that utilizes various generators with different fuel sources as a product that helps trucking transition from fossil fuel-powered vehicles to fully electric vehicles over time as technology advances and fueling and recharging infrastructure becomes more readily available and reliable. Furthermore, we will also face competition from manufacturers of more powerful internal combustion engines powered by natural gas and diesel fuel. We expect additional competitors may enter the market as well, particularly if we are successful with the Hypertruck platform.
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
Risks Related to our Business
We are an early-stage company with a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future.
We incurred a net loss of $153.4 million for the year ended December 31, 2022 and have incurred cumulative net operating losses of $277.3 million during the previous three years ended December 31, 2022. We believe that we will continue to incur significant operating and net losses each quarter until we are generating positive gross margins from selling our powertrain systems that exceeds our operating expenses. We do not expect to reach this level of financial performance in 2023, and may not ever. Even if we are able to successfully develop and sell our electrified powertrain solutions, there can be no assurance that they will be commercially successful. Our potential profitability is dependent upon the successful development and successful commercial introduction and acceptance of our electrified powertrain solutions, which may not occur.
We will require significant capital to develop and grow our business, including developing, producing and servicing our electrified powertrain solutions, our KARNO generator product, and our brand. We expect to incur significant expenses, which will impact our profitability and available capital, including costs for research and development efforts, component and service procurement, sales, general and administrative costs, and production, distribution and support of our electrified powertrain solutions. We also expect to utilize more of our cash to grow working capital as we procure component parts for commercialization of our Hypertruck ERX powertrain system.
Our ability to become profitable in the future will require us to complete the design and development of electrified powertrain solutions that meet projected performance criteria. We must also successfully market our electrified powertrain solutions and services to customers, sell our systems at prices needed to achieve positive gross margins and control operating and production costs. We may need to sell our products at a loss or discounted prices in the near term in order to win initial customer orders and gain the confidence of fleet customers. If we are unable to efficiently design, produce, market, sell, distribute and service our electrified powertrain solutions or generator, our margins, profitability, and long-term prospects will be materially and adversely affected.
We are in the early stages of developing key commercial relationships with suppliers and customers, and our ability to predict the outcome of those relationships is limited.

We are in the process of developing relationships to accelerate the development, production and sale of our solutions. We have deployed Hybrid and Hypertruck ERX system units to certain companies we expect to be customers in the future; however, all of our commercial relationships are in the early stages of development and we do not have the ability to predict with certainty the outcome of those relationships. Our suppliers may face delays or be unable to meet our business requirements and standards at the quantity, quality, timeliness and price levels needed for our business. The entities that we expect to be customers in the future may decide not to do business with us. Because we are still getting to know our suppliers and customers, these relationships could result in controversies or even litigation, which could have a material adverse effect on our ability to continue our plans for strategic growth and ultimately our business results.
We are highly dependent on the services of Thomas Healy, our Chief Executive Officer, and if we are unable to retain Mr. Healy, attract and retain key employees and hire qualified management, technical and vehicle engineering personnel, our ability to compete could be harmed.
Our success depends, in part, on our ability to retain our key personnel. We are highly dependent on the services of Thomas Healy, our Chief Executive Officer and largest stockholder. Mr. Healy is the source of many of the ideas and execution driving us. If Mr. Healy were to discontinue his service with us due to death, disability or any other reason, we would be significantly disadvantaged. The unexpected loss of or failure to retain one or more of our key employees could adversely affect our business.
If we fail to manage our growth effectively, including failing to attract qualified personnel, we may not be able to develop, produce, market and sell our electrified powertrain solutions successfully.
Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We intend to expand our operations significantly. We intend to continue to hire additional personnel, including software engineers, design and production personnel and service technicians for our electrified powertrain solutions. Because our electrified powertrain solutions are based on a different technology platform than traditional internal combustion engines, individuals with sufficient training in alternative fuel and electric vehicles may not be available to hire, and as a result, we may need to expend significant time and expense training any newly hired employees. Competition for individuals with experience designing, producing and servicing electrified vehicles and their software is intense, and we may not be able to attract, integrate, train, motivate, or retain additional highly qualified personnel, particularly with respect to software engineers in the Austin, Texas area where we are headquartered. Due to the specific skills required, the strong job market nationally and the high cost of living and competition in the Austin, Texas area, we may experience increased compensation, recruiting and relocation expenses to achieve our hiring goals. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business, prospects, financial condition and operating results.
Risks Related to our Products
If our electrified powertrain solutions fail to perform as expected, our ability to develop, market and sell our electrified powertrain solutions could be harmed.
Our electrified powertrain solutions may contain defects in design and production that may cause them not to perform as expected or they may require repair. There can be no assurance that we will be able to detect and fix any defects in our electrified powertrain solutions. Our electrified powertrain solutions may not meet customers’ expectations or perform competitively with other vehicles that may become available. Any product defects or any other failure of our electrified powertrain solutions and software to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, negative publicity, product liability claims and significant warranty and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results.
The performance characteristics of our electrified powertrain solutions, including fuel economy, range between refueling, and emissions levels, may vary, including due to factors outside of our control.
Our electrified powertrain solutions are still being designed and developed, and there are no assurances that they will be able to meet their projected performance characteristics, including fuel economy, range between refueling, and emissions levels. External factors (such as driver behavior, weather conditions, hardware efficiency, payload and terrain) may also impact the performance characteristics of our electrified powertrain solutions related to estimated fuel savings, GHG emissions and fuel economy of vehicles installed with our electrified powertrain solutions. These external factors as well as any operation of our electrified powertrain solutions other than as intended, may result in emissions levels that are greater than we expect. The ability of our electrified powertrain solutions to have a net-carbon-negative profile, will depend on the availability of renewable natural gas as well as the infrastructure necessary to purchase RNG through fuel providers. Any limitation on the ability to purchase RNG, such as a decrease or a limitation on the number of natural gas fueling stations or limitation on the production of natural gas and RNG in particular, will negatively impact the anticipated carbon intensity profile of our electrified powertrain solutions. In addition, the carbon intensity profiles could vary based on the source of RNG, which could reduce a fleet’s ability to have favorable carbon intensity scores. Due to these factors, there can be no guarantee that the operators of vehicles using our electrified powertrain solutions will realize the expected fuel savings, range and fuel economy and GHG emission reductions.
Our beliefs regarding the ability of our electrified powertrain solutions to limit carbon intensity and reduce GHG emissions and contribute to global decarbonization may be based on materially inaccurate assumptions.
Our beliefs regarding our ability to reduce carbon intensity and GHG emissions are based on certain assumptions, including, but not limited to, our projections of the use of natural gas and renewable natural gas in the future, fuel types used, the ability to obtain carbon credits, driver behavior and our electrified powertrain solutions’ efficiencies and performance. To the extent our assumptions are materially incorrect or incomplete, it could adversely impact our business, prospects, financial condition and operating results. In addition, if our assumptions regarding the ability of our solutions to limit carbon intensity and reduce GHG emissions from trucking operations are materially incorrect or incomplete, or if our beliefs regarding the availability of our products are materially incorrect or incomplete, it is possible that our competitors’ technology may be better at limiting carbon intensity and reducing GHG emissions in certain circumstances and in certain markets.
We have limited experience servicing our electrified powertrain solutions and our integrated software. If we are unable to address the service requirements of our customers, our business, prospects, financial condition and operating results may be materially and adversely affected.
We have limited experience in servicing our electrified powertrain solutions and expect to increase our servicing capabilities as we begin commercial production of our electrified powertrain solutions. Servicing hybrid and electric vehicles is different than servicing vehicles with internal combustion engines and traditional mechanical powertrains and requires specialized skills, including high voltage training and servicing techniques. We plan to partner with one or more third party service providers to perform some or all of the servicing on our electrified powertrain solutions, and there can be no assurance that we will be able to enter into an acceptable arrangement with any such third-party provider. Our ability to provide effective customer support is largely dependent on our ability to attract, train and retain qualified personnel with experience in supporting customers on platforms such as ours. As we continue to grow, additional pressure may be placed on our customer support team, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for maintenance services and technical support. If we are unable to successfully address the service requirements of our customers or establish a market perception that we do not maintain high-quality support, we may be subject to claims from our customers, including loss of revenue or damages, and our business, prospects, financial condition, and operating results may be materially and adversely affected.
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
Our risks in this area are particularly pronounced given the relatively limited number of electrified powertrain solutions delivered to date and limited field experience of our products. A successful product liability claim against us could require us to pay a substantial monetary award. In some jurisdictions, we may self-insure against the risk of product liability claims for vehicle exposure, meaning that any product liability claims will likely have to be paid from company funds, not by insurance. Product liability claims could have a material adverse effect on our brand, business and financial condition.
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
•relationships, partnerships, contracts and other agreements with suppliers and development partners;
•our ability to achieve favorable pricing from suppliers for component purchases;
•our ability to obtain required certifications for our powertrain systems;
•developments involving our competitors; and
•changes in governmental regulations or applicable law.
As a result of these factors, we believe that period-to-period comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts, ratings agencies or investors, who may be overly focused on quarterly financial results or financial valuation models that do not match our expected growth plan. If any of this occurs, the trading price of our common stock could fall substantially, either suddenly or over time.
Risks Related to our Customers
We may not be able to successfully engage target customers or convert early trial deployments with truck fleets into meaningful orders or additional deployments in the future.
Our success, and our ability to increase revenue and operate profitably, depends in part on our ability to identify target customers and to convert early trial deployments with truck fleets into meaningful orders or additional deployments in the future. If we are unable to meet our customers’ performance requirements or industry specifications, identify target customers or convert early trial deployments into meaningful orders or obtain additional deployments in the future, our business, prospects, financial condition and operating results would be materially adversely affected. Moreover, if we or our customers find that our Hybrid system does not perform as expected or if our orders for Hybrid systems do not materialize in large numbers, we may cease to distribute our Hybrid system, or recall some or all of our product, and future distributions may be delayed or cease for some period of time or indefinitely.
We plan to accept reservation orders for the sale of our electrified powertrain solutions that are cancellable, and our initial pre-launch sales order and reservations for Hypertruck ERX-equipped trucks are cancellable.
Our Hypertruck ERX electrified powertrain solution is still in the development and testing phase and commercial deliveries are not expected to begin until late 2023 or later, and may not occur at all. As a result, we plan to accept reservation orders for trucks equipped with our Hypertruck ERX system that are cancellable by customers without penalty. As a result, no assurance can be made that reservations will not be cancelled or that reservations will result in the purchase of our electrified powertrain solutions, and any such cancellations could harm our business, prospects, financial condition and operating results.
We may also enter into contracts for the sale of our electrified powertrain solutions that include various cancellation rights in favor of the customer. For example, in May 2020, we entered into a pre-launch sales agreement (the “Agility Pre-Launch Agreement”) with Agility Logistics Cargo Transport Co. WLL (“Agility Transport”), a company organized under the laws of and based in Kuwait and a subsidiary of Agility Public Warehousing Company K.S.C.P. for up to 1,000 trucks equipped with our Hypertruck ERX system in one or more future purchase orders, subject to certain testing and performance requirements and termination rights, including a right to terminate the Agility Pre-Launch Agreement prior to purchasing all or any portion of Agility Transport’s pre-order. The Agility Pre-Launch Agreement does not specify the terms or period upon which these purchase orders may be entered into, such that our sale of Hypertruck ERX system to Agility Transport is subject to the parties reaching further agreement on the terms of the purchase agreements. Any termination, reduction or dispute related to this agreement or others similar to it could harm our business, prospects, financial condition and operating results.
We intend to sell our electrified powertrain solutions to large commercial vehicle OEM customers and large-volume private-fleet and for-hire trucking customers. The failure to obtain such customers, loss of sales to such customers, ability to sell full trucks or failure to negotiate acceptable terms in contract negotiations could have an adverse impact on our business.
We intend to sell our electrified powertrain solutions to commercial vehicle OEMs and other large volume customers including private and for-hire trucking fleets. We may not be able to establish relationships with such OEMs or large volume customers if customer demand is not as high as we expect or if commercial vehicle OEMs face pressure from their existing suppliers not to purchase our electrified powertrain solutions. We may enter into long-term contracts with certain of these commercial vehicle OEMs and other large volume customers, who have substantial bargaining power with respect to price and other commercial terms, and any long-term contracts would be subject to renegotiation and renewal from time to time. Failure to obtain new customers, loss of all or a substantial portion of sales to any customers for whatever reason (including, but not limited to, loss of contracts or failure to negotiate acceptable terms in contract renewal negotiations, loss of market share by these customers, insolvency of such customers, reduced or delayed customer requirements, plant shutdowns, strikes or other work stoppages affecting production by such customers), or continued reduction of prices to these customers could have a significant adverse effect on our financial results. There can be no assurance that we will be able to obtain or retain large volume customers or that we will be able to offset any reduction of prices to these customers with reductions in our costs or by obtaining new customers.
Demand for our products will ultimately depend on end user customers, some of whom operate in highly cyclical industries, which may subject us to the performance of their industries and can result in uncertainty and significantly impact the demand for our products, which could have a material adverse effect on our business, prospects, financial condition and operating results.
Demand for our products will ultimately depend on our end-user customers, some of whom operate in highly cyclical industries. Demand in these industries is impacted by numerous factors, including commodity prices, infrastructure spending, housing starts, real estate equity values, interest rates, consumer spending, fuel costs, energy demands, municipal spending and commercial construction, among others. Increases or decreases in these variables may significantly impact the demand for our products. If we are unable to accurately predict demand, we may be unable to meet our customers’ needs, resulting in the loss of potential sales, or we may produce excess products, resulting in increased inventories and overcapacity in our production facilities, increasing our unit production cost and decreasing our operating margins.
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
Our business depends in large part on our ability to execute our plans to develop, produce, install, assemble, market, sell, and service our electrified powertrain solutions. We currently produce our Hybrid system at our facility in Cedar Park, Texas and expect to begin production of our Hypertruck ERX system in late 2023, at the earliest. Over time, we anticipate we will shift production to our outsourcing partners’ facilities. We anticipate that a significant concentration of this production, assembly and installation will be performed by a small number of outsourcing partners. While these arrangements can lower operating costs, they also reduce our direct control over production and distribution. Such diminished control may have an adverse effect on the quality or quantity of products or services, or our flexibility to respond to changing conditions.
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
•the ability or willingness of our suppliers to deliver key components to our desired specifications, in a timely manner, on acceptable terms, and in the quantities we require;
•delays in delivery of final component designs to our suppliers;
•our ability to attract, recruit, hire and train skilled employees;
•quality controls, particularly as we plan to expand our production capabilities;
•delays or disruptions in our supply chain;
•other delays and cost overruns; and
•our ability to secure additional funding if necessary.
We and our future production partners have no experience to date in high-volume production of our electrified powertrain solutions. We do not know whether we or our future production partners will be able to develop efficient, automated, low-cost production capabilities and processes and reliable sources of component supply, that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes required to successfully mass market our electrified powertrain solutions or whether we or our production partners will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or in time to meet our vehicle commercialization schedules or to satisfy the requirements of customers. Any failure to develop such production processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, prospects, financial condition and operating results.
We may experience significant delays in the design, production and launch of our electrified powertrain solutions, which could harm our business, prospects, financial condition and operating results.
Our electrified powertrain solutions are still in the development and testing phase, and commercial deliveries of the Hypertruck ERX system are not expected to begin until late 2023 or later, and may not occur at all. Any delay in the financing, design, production and launch of our electrified powertrain solutions, including future production of our Hybrid system and Hypertruck ERX system at our outsourcing partners, could materially damage our brand, business, prospects, financial condition and operating results.
We are dependent on large commercial vehicle OEMs and producers of de-contented chassis to provide vehicles for our electrified powertrain solutions.
Because we do not manufacture complete commercial vehicles, we are dependent on commercial vehicle OEMs to provide de-contended chassis (chassis with conventional powertrain components removed) platforms for installing our electrified powertrain solutions. The most favorable financial model for deployment of our products is for OEMs to directly install our products in their commercial vehicles when they are being assembled. If OEMs are unable or unwilling to integrate the installation of our electrified powertrain solutions into their commercial vehicle production lines, we may have to establish other OEM relationships or rely on commercial truck upfitting and modification companies to do this work. To the extent that there are limitations on the availability of de-contented chassis, either due to the unwillingness or inability of OEMs and producers to produce and provide them to us or our installation partners, or a change in governmental regulations or policies, we would either need to develop our own commercial vehicle on which to install our electrified powertrain solutions or install our products into commercial vehicles that would have to be de-contented. Either case could have a negative impact on our ability to sell our electrified powertrain solutions at the prices, margins, or in the timeframes that we anticipate. Additionally, if commercial vehicle OEMs limit or fail to provide a warranty on vehicles with our electrified powertrain solutions, we will incur additional costs by contracting with a third party to provide warranty services. Any of the foregoing would have a material adverse effect on our business, prospects, financial condition and operating results.
We will rely on third parties, including commercial truck upfitting and modification companies and commercial vehicle OEMs, to install our electrified powertrain solutions in vehicles, which is subject to risks.
We intend to enter into agreements with commercial truck upfitting and modification companies and commercial vehicle OEMs to install our electrified powertrain solutions. Using third-party contract manufacturers and installers for the production and installation of our electrified powertrain solutions is subject to risks with respect to operations that are outside our control. We could experience delays if our outsourcing partners do not meet agreed upon timelines or experience capacity constraints that make it impossible for us to fulfill purchase orders on time or at all. The installation of our solutions may also void the warranty of a vehicle or a vehicle’s components, such as the engine or transmission, which may reduce customer demand for our solutions. Our ability to successfully build a premium brand could also be adversely affected by perceptions about the quality of our outsourcing partners’ products. In addition, although we are involved in each step of the supply chain, production and installation processes, because we also rely on our outsourcing partners and third parties to meet our quality standards, there can be no assurance that the final product will meet expected quality standards.
We are dependent on our suppliers, some of which are single or limited-source suppliers, and the inability of these suppliers to deliver necessary components of our vehicles at prices, volumes, and performance specifications acceptable to us could have a material adverse effect on our business, prospects, financial condition and operating results.
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
Increases in costs, disruption of supply or shortage of our components, particularly battery cells, could harm our business.
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
Our growth is highly dependent upon the adoption of alternative fuel, hybrid and electric vehicles by the commercial trucking industry. If the market for alternative fuel, hybrid and electric vehicles and our electrified powertrain solutions does not develop at the rate or in the manner or to the extent that we expect, or if critical assumptions we have made regarding the efficiency, range or performance of our electrified powertrain solutions are incorrect or incomplete, our business, prospects, financial condition and operating results will be harmed. The market for alternative fuels, hybrid and electric vehicles is new and untested and is characterized by rapidly changing technologies, price competition, numerous competitors, evolving government regulation and industry standards and uncertain customer demands and behaviors.
Although we hope to be among the first to bring electrified powertrain solutions to market, competitors have already begun to sell electrified vehicles and may gain a competitive advantage over us.
We face intense competition in trying to be among the first to bring electrified powertrain solutions to market, and we expect competition to intensify in light of increased demand and regulatory push for alternative fuel and electric vehicles. Most of our current and potential competitors have greater financial, technical, manufacturing, marketing and other resources than we do. They may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing and support of their alternative fuel and electric truck programs. Additionally, our competitors also have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and other resources than we do. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors. We cannot provide assurances that our electrified systems will be the first to market and there are no assurances that customers will choose vehicles with our electrified systems over those of our competitors, or over diesel powered trucks.
Numerous companies including Cummins, Daimler, Dana, Navistar, PACCAR, Volvo, Tesla, Nikola, Lion Electric, Hyzon and other commercial vehicle manufacturers have announced their plans to bring Class 8 semi-truck BEVs or FCEVs to the market. Furthermore, we will also face competition from manufacturers of internal combustion engines powered by diesel fuel and natural gas. We expect additional competitors to enter the industry as well.
Developments in alternative technology or improvements in the internal combustion engine may adversely affect the demand for our electrified powertrain solutions.
Significant developments in alternative technologies, such as battery cells, advanced diesel, improved natural gas engines, new power generation technology or alternate fuel sources or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business, prospects, financial condition and operating results in ways we do not currently anticipate. Existing and other battery cell technologies, fuels or sources of energy may emerge as customers’ preferred alternative to our electrified powertrain solutions. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced alternative fuel and electric vehicles, which could result in the loss of competitiveness of our electrified powertrain solutions, decreased revenue and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to changes in alternative fuel and electric vehicle technology.
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
We collect, store, transmit and otherwise process customer, driver, employee and others’ data as part of our business operations, which may include personal data or confidential or proprietary information. We also work with partners and third-party service providers or vendors that collect, store and process such data on our behalf in connection with our business. There can be no assurance that any security measures that we or our third-party service providers or vendors have implemented will be effective against current or future security threats.
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
Federal or state laws or regulations may be adopted that would impose new or additional limits on the emissions of GHG. The potential effects of GHG emission limits on our business are subject to significant uncertainties based on, among other things, the timing of the implementation of any new requirements, the required levels of emission reductions, the nature of any market-based or tax-based mechanisms adopted to facilitate reductions, the relative availability of GHG emission reduction offsets, the development of cost-effective, commercial-scale carbon capture and storage technology and supporting regulations and liability mitigation measures, the range of available compliance alternatives, and our ability to demonstrate that our products qualify as a compliance alternative under any new statutory or regulatory programs to limit GHG emissions. If our solutions are not able to meet future GHG emission limits or perform as well as BEV, FCEV or other alternative fuel vehicles, for instance due to unavailability of RNG in a particular area, a decline in RNG production, an increase in RNG cost, a decrease in credits for RNG or an increase in our cost, our solutions could be less competitive. Additionally, federal, state or road taxes could be added to natural gas fuel, which would increase the operating cost of our products. Furthermore, additional federal or state taxes could be implemented on “tailpipe” emissions, which would have a negative impact on the cost of our products and a positive impact on the cost of BEVs and FCEVs relative to our solutions. Such new federal or state laws or regulations could have a material adverse impact on our business, prospects, financial condition and operating results.
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
The design, production, sale and servicing of our electrified powertrain solutions is capital-intensive. On October 1, 2020, the Company raised net proceeds of $516.5 million. At December 31, 2020, all outstanding warrants were either exercised or redeemed, with gross proceeds of $140.8 million raised, of which $16.3 million was collected during the first quarter of 2021. At December 31, 2022, the Company had total equity of $423.6 million, inclusive of cash and cash equivalents of $119.5 million and total investments of $302.3 million. We may determine that additional funds are necessary earlier than anticipated. This capital may be necessary to fund our ongoing operations, continue research, development and design efforts, create new products and improve infrastructure. We may raise additional funds through the issuance of equity, equity related or debt securities or through obtaining credit from government or financial institutions. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our business, prospects, financial condition and operating results could be materially adversely affected.
Our ability to use net operating loss carryforwards and other tax attributes may be limited as a result of ownership changes.
We have incurred losses during our history and do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2022, we had U.S. federal net operating loss carryforwards of approximately $229.5 million.
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
Under Section 382 of the Code, substantial changes in our ownership may result in an annual limitation on the amount of net operating loss carryforwards that could be utilized in the future to offset our taxable income. Generally, this limitation may arise in the event of a cumulative change in ownership of more than 50% within a three-year period. We have completed such analysis and determined that such an ownership change occurred in 2017. This will limit the usage of our 2017 and prior year net operating losses, and will cause $2.0 million of such losses to expire unused, regardless of future taxable income. No other such ownership changes have occurred through December 31, 2022. Due to this, as well as our overall profitability estimate as noted above, we have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
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
As of December 31, 2022, our executive officers, directors and their respective affiliates, as a group, beneficially owned approximately 22.2% of our outstanding common stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of us or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
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
Any product recall in the future, whether it involves us or a competitor’s product, may result in negative publicity, damage our brand and materially adversely affect our business, prospects, financial condition and operating results. In the future, we may voluntarily or involuntarily, initiate a recall if any of our products (including the batteries we design, develop and manufacture) prove to be defective or noncompliant with applicable federal motor vehicle safety standards or other laws or regulations. Such recalls may involve significant expense and diversion of management attention and other resources, which could adversely affect our brand image, as well as our business, prospects, financial condition and operating results.
We have been, and may in the future be, adversely affected by the global COVID-19 pandemic, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, prospects, financial condition and operating results.
Since early 2020, there have been periods of widespread worldwide impact from the COVID-19 pandemic, and we have been, and may in the future be, adversely affected as a result. Numerous government regulations and public advisories, as well as shifting social behaviors, temporarily limited or closed non-essential transportation, government functions, business activities and person-to-person interactions. Reduced operations and production line shutdowns at commercial vehicle OEMs due to COVID-19, limitations on travel by our personnel and personnel of our customers and increased demand for commercial trucks within our customers’ fleets caused a delay to the planned installation of our Hybrid system on their trucks. A resurgence of COVID-19 and related variants could result in similar restrictions to normal business activity in the future and cause delays or shutdowns of commercial vehicle OEMs or our suppliers that could impact our ability to meet customer orders.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located in an approximately 152,000 square foot facility comprised of two buildings that we lease in Cedar Park, Texas, just north of Austin, Texas, where we design, develop, prototype and perform low volume assembly and installation of our electrified powertrain systems and components. Our lease of this facility expires in April 2027 and we have the option to extend the lease for two additional five-year terms. We also lease an approximately 12,000 square foot facility in West Chester, Ohio, where we design and develop the KARNO technology. Our lease of the Ohio facility expires in September 2023.
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
Refer to Note 17 of the notes to the consolidated financial statements for further information on our legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is currently listed on the NYSE under the symbol “HLYN.” Prior to the consummation of the Business Combination, our common stock was listed on the NYSE under the symbol “SHLL.”
Holders
As of February 17, 2023, there were 84 holders of record of our Common Stock. A greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
Dividend Policy
We have not paid any cash dividends on our common stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of the common stock in the foreseeable future.
Stock Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of Hyliion under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph shows a comparison, from January 1, 2020 through December 31, 2022, of the cumulative total return on our common stock, the NASDAQ Composite Index and the S&P American SmallCap Capital Goods Index. Data for the NASDAQ Composite Index and the S&P American SmallCap Capital Goods Index assumes an investment of $100 on January 1, 2020 and reinvestment of dividends.

Comparison of Cumulative Total Return
$250.00
$200.00
$150.00
$100.00
$50.00
$—
2019
2020
2021
2022
Hyliion Holdings Corp.
NASDAQ Composite Index
S&P American SmallCap Capital Goods Index

Recent Sales of Unregistered Equity Securities
In connection with the acquisition of assets from General Electric Company, acting solely by and through its GE Additive business unit, on September 26, 2022, we issued an aggregate of 5,500,000 shares of our common stock (the “Share

Consideration”) to General Electric Company as a portion of the consideration for the assets. Such shares were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.
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
For discussion related to changes in financial condition and the results of operations for fiscal year 2020-related items, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2021, which was filed with the Securities and Exchange Commission on February 24, 2022.
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
Successful Commercialization of Our Drivetrain Solutions
We began selling our Hybrid system in the fourth quarter of 2021 and sales continued throughout 2022. Our first early development Hypertruck ERX showcase unit was unveiled on August 31, 2021 at the ACT Expo in Long Beach, California and throughout 2021 and 2022 we’ve offered potential customers the opportunity to experience its operation in demonstration events and in real-world applications hauling freight for shippers.
The Hybrid system offers fleets a solution that is easy to install, service and operate. It draws upon the real-world feedback we have received from customers and the millions of miles logged with the system. Due to shortages of various components caused by global supply chain disruptions, we experienced longer delivery times for a portion of the orders we received on new Hybrid systems in 2022. In addition, we continually assess the potential demand impact for the Hybrid system offering in light of recent changes within the competitive landscape.
In November 2021, we began our Hypertruck ERX roadshow, which consists of numerous technology fleet experiences focused on demonstrating the features and benefits of the electric powertrain firsthand. The roadshow consists of “Ride and Drive” events and in-depth product education of the Hypertruck ERX system's features and benefits, including how it enables fleet decarbonization goals while also reducing total cost of ownership. Our development timeline is expected to extend into late 2023 to allow for design verification and testing inclusive of critical summer and winter seasons, fleet trials with customers, as well as the accumulation of up to one million miles of operation prior to production.
During 2022 we made significant progress achieving a series of milestones on a development roadmap that we first laid out in late 2021. We completed assembly of the first verification vehicles early in the year that we subsequently used for design validation, on-road testing, customer Ride and Drive events and controlled fleet trials with customers. We successfully completed summer testing of the Hypertruck ERX system by taking four vehicles to Davis Dam in Arizona where they were subjected to rigorous operation, hauling heavy loads up steep grades and over long distances in temperatures of up to 110 degrees Fahrenheit.
We also deployed verification vehicles into controlled fleet trials with customers, where the trucks are used in standard freight hauling operations with the fleets’ customers. Fleet trials provide the opportunity for Hyliion engineers and technicians to closely monitor vehicles operations and obtain feedback from drivers on how well the powertrain functions. Late in 2022, we began subjecting verification vehicles to winter testing where we observe system operation in extremely cold conditions.
Prior to beginning commercialization of the Hypertruck ERX system, which is expected in late 2023, we will complete winter testing, expanded fleet trials with more trucks and more customers and complete required certifications with the California Air Resources Board, the U.S. Environmental Protection Agency, and the National Highway Traffic Safety Administration.
Supply chain constraints in 2022 were widespread in the trucking industry, causing shortages of semiconductors and other key components needed for truck production and extending delivery times for new trucks into 2023. We placed orders with Peterbilt for all chassis needed in 2022 early in the year and secured build slots for the 2023 calendar year to mitigate future potential supply chain impacts to our Hypertruck ERX development and production schedule. We continue to work closely with our current supply base to improve delivery of components for the quarters ahead and are diligently seeking alternative sources of supply for components that meet our technical specifications with shorter lead times.
In late 2023, we plan to first release the Hypertruck ERX system into commercial production leveraging a natural gas engine as the onboard generator. In the years following, we plan to release the Hypertruck KARNO, our fuel agnostic variant, as the second phase in the Hyliion journey to a hydrogen-based future. We will also explore other adjacent markets to leverage the KARNO technology for cost savings and emissions reductions.
We anticipate that a substantial portion of our capital resources and efforts in the near future will be focused on the continued development and commercialization of our drivetrain solutions and for working capital purposes as we ramp up production volumes of the Hypertruck ERX system. The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our research and development efforts, the breadth of product offerings we plan to commercialize, the pace of sales and production growth, as well as factors that are outside of our control.
Customer Demand
In 2022, we announced our Founders Program, which enables customers who have committed to our first 210 Hypertruck ERX units to receive an expanded level of service, fueling, maintenance, and operating support as the trucks become available late in 2023. We believe the Founders Program will give customers a greater level of confidence as they shift from diesel-powered trucks to trucks with an electrified powertrain. We also believe that the successful completion of testing, validation, and certification work we are doing ahead of the Hypertruck launch will be an inflection point for orders as some customers are waiting for final development and certification before placing orders. As these milestones are achieved, we expect to continue to grow our order backlog for additional truck deliveries in 2024 and beyond. We continue to assess leaders in industry and sustainability initiatives for inclusion in other early adopter programs.
The Inflation Reduction Act of 2022 was signed into law in August 2022, under which the Hypertruck ERX system will qualify fleets to receive a 30% tax credit up to $40,000 per vehicle adopted. We expect this incentive to drive further interest in and demand for the Hypertruck ERX system.
We began selling the Hybrid system in the fourth quarter of 2021 and generated $2.1 million in revenue in 2022 from selling Hybrid systems, where our powertrain technology is retrofitted onto existing trucks, and full trucks with the Hybrid system pre-installed. We expect a similar level of demand for our Hybrid system inclusive of Class 8 semi-trucks outfitted with the Hybrid system in 2023 that we saw in 2022 as customer assess various competing options for electrified powertrains and as the date of commercialization for the Hypertruck ERX system approaches.

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
•fees paid to third parties such as contractors for outsourced engineering services and to consultants;
•expenses related to truck components for development and test vehicles, materials, supplies and other third-party services;
•depreciation for equipment used in research and development activities;
•acquired in-process research and development from asset acquisition; and
•allocation of general overhead costs.
We expect to continue to invest in research and development activities to achieve operational and commercial goals and as we develop new platforms that incorporate our Hypertruck ERX system.
Selling, General and Administrative Expense
Selling, general and administrative expenses consist of personnel-related expenses for our corporate, executive, finance, sales, marketing and other administrative functions, expenses for outside professional services, including legal, audit and accounting services, as well as expenses for facilities, depreciation, amortization, travel, sales and marketing costs. Personnel-related expenses consist of salaries, benefits and share-based compensation. Factors that also affect SG&A expense include the total number of employees, costs incurred as a result of operating as a public company, including compliance with the rules and regulations of the U.S. Securities and Exchange Commission, legal, audit, insurance, investor relations activities and other administrative and professional services.
We expect our selling, general and administrative expenses to remain relatively flat in the near term or increase slowly compared to 2022 spending levels.
Other Income (Expense)
Other income currently consists primarily of interest income earned on our investments. As a result of our acquisition of the KARNO generator technology, we plan to assume a government contract with the United States Office of Naval Research that is not expected to have a material impact on our business.

Results of Operations
Comparison of Years Ended December 31, 2022 and 2021
The following table summarizes our results of operations on a consolidated basis for the years ended December 31, 2022 and 2021 (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Revenues
Product sales and other	$2,106	$200	$1,906	953.0%
Total revenues	2,106	200	1,906	953.0%
Cost of revenues
Product sales and other	8,778	2,737	6,041	220.7%
Total cost of revenues	8,778	2,737	6,041	220.7%
Gross loss	(6,672)	(2,537)	(4,135)	163.0%
Operating expenses
Research and development	110,370	58,261	52,109	89.4%
Selling, general and administrative expenses	41,988	35,299	6,689	18.9%
Total operating expenses	152,358	93,560	58,798	62.8%
Loss from operations	(159,030)	(96,097)	(62,933)	65.5%
Interest income	5,724	779	4,945	634.8%
Loss on impairment and disposal of assets	(19)	(730)	711	(97.4)%
Other expense, net	(32)	—	(32)	N/A
Net loss	$(153,357)	$(96,048)	$(57,309)	59.7%

Net loss per share, basic and diluted	$(0.87)	$(0.56)	$(0.31)	55.4%

Weighted-average shares outstanding, basic and diluted	175,400,486	172,216,477	3,184,009	1.8%
Revenue
Sales increased $1.9 million, driven by sales associated with our Hybrid products. We continue to pursue the sale of both Hybrid systems as well as complete vehicles installed with our Hybrid system.
Cost of Revenues
Cost of revenues increased $6.0 million, driven by costs associated with sales of Hybrid systems. We expect a difference in timing between recognition of revenues and cost of revenues due to write-down of inventory to net realizable value in periods prior to sales. The increase in cost of revenues includes:
•Inventory write-downs of $3.2 million attributable to inventory on hand that had a cost higher than its expected net realizable value;
•Costs associated with sales of Hybrid systems and class 8 semi-trucks of $2.2 million; and
•Warranty costs of $0.6 million for estimated costs to administer and maintain the warranty program for labor, transportation and parts, excluding any contribution from vendors.
Research and Development
Research and development expenses increased $52.1 million primarily due to:
•$28.8 million related to acquisition of hydrogen and fuel agnostic capable generator technology (“KARNO”) in September 2022 from General Electric Company's GE Additive business to develop and commercialize the fuel-agnostic Hypertruck KARNO;
•An increase of $19.0 million for the design and testing of our Hypertruck ERX system including an increase in expenses related to components, services and personnel as we build out our engineering, operations and supply chain teams and associated capabilities; and

•An increase of $3.4 million for the design and testing of our Hypertruck KARNO system.
Selling, General and Administrative
Selling, general, and administrative expenses increased $6.7 million primarily due to:
•An increase in personnel and benefits of $5.7 million and software costs of $1.8 million as we continue to grow our sales and other functions, including expenses associated with CFO transition; partially offset by
•A decrease of $0.5 million for marketing and advertising.
Other Income (Expense)
Total other income increased $5.6 million primarily due to:
•An increase of $4.9 million in interest income on investments; and
•A loss on impairment and disposal of assets of $0.7 million for the year ended December 31, 2021.
Cash Flows
Net cash, cash equivalents and restricted cash provided by or used in operating activities, investing activities and financing activities for is summarized as follows for the periods indicated and should be read in conjunction with our consolidated financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K (in thousands):

	Year Ended December 31,
	2022	2021
Cash from operating activities	$(116,877)	$(80,502)
Cash from investing activities	(22,022)	(65,991)
Cash from financing activities	(78)	15,898
	$(138,977)	$(130,595)
Cash from Operating Activities
For the year ended December 31, 2022, cash flows used in operating activities were $116.9 million. Cash used primarily related to a net loss of $153.4 million, adjusted for $8.7 million change in working capital accounts and $45.2 million in certain non-cash expenses (including $28.8 million related to acquired in-process research and development comprised of the noncash component and the cash component attributable to investing activities, $7.0 million related to share-based compensation, $5.6 million related to inventory write-downs and $2.5 million related to depreciation, amortization and accretion charges).
For the year ended December 31, 2021, cash flows used in operating activities were $80.5 million. Cash used primarily related to a net loss of $96.0 million, adjusted for $4.2 million changes in working capital accounts and $11.4 million in certain non-cash expense (including $4.9 million related to share-based compensation, $2.3 million related to inventory write-downs, $1.8 million related to amortization of investment premiums and discounts, $0.9 million related to depreciation and amortization, $0.7 million related to non-cash lease expense and $0.7 million related to loss on impairment or disposal of assets).
Cash from Investing Activities
For the year ended December 31, 2022, cash flows used in investing activities were $22.0 million. Cash used primarily related to the purchase of investments totaling $268.6 million, the cash component of acquired in-process research and development of $14.4 million and property and equipment of $2.9 million, partially offset by the sale or maturity of investments of $263.7 million.
For the year ended December 31, 2021, cash flows used in investing activities were $66.0 million. Cash used primarily related to the purchase of investments totaling $317.8 million, partially offset by the sale or maturity of investments of $254.2 million.
Cash from Financing Activities
For the year ended December 31, 2022, cash flows used in financing activities were $0.1 million. Cash flows were primarily due to payment of taxes related to net share settlement of equity awards of $0.2 million.
For the year ended December 31, 2021, cash flows provided by financing activities were $15.9 million. Cash flows were primarily due to proceeds from the exercise of warrants of $16.3 million and proceeds from the exercise of common stock options of $0.6 million, partially offset by repayment of $0.9 million from a Paycheck Protection Program loan.

Liquidity and Capital Resources
At December 31, 2022, our current assets were $324.2 million, consisting primarily of cash and cash equivalents of $119.5 million, short-term investments of $193.7 million, and prepaid expenses of $9.8 million. Our current liabilities were $14.7 million primarily comprised of accounts payable, accrued expenses and operating lease liabilities.
We believe the credit quality and liquidity of our investment portfolio as of December 31, 2022 is strong and will provide sufficient liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest environment and supply and demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity whereby no investment security may have a final maturity of more than 36 months from the date of acquisition or a weighted average maturity exceeding 18 months. Eligible investments under the Company’s investment policy bearing a minimum credit rating of A1, A-1, F1 or higher for short-term investments and A2, A, or higher for longer-term investments include money market funds, commercial paper, certificates of deposit and municipal securities. Additionally, all of our debt securities are classified as held-to-maturity as we have the intent and ability to hold these investment securities to maturity, which minimizes any realized losses that we would recognize prior to maturity. However, even with this approach we may incur investment losses as a result of unusual or unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk decline due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.
Based on our past performance, we believe our current assets will be sufficient to continue and execute on our business strategy and meet our capital requirements for the next twelve months. Our primary short-term cash needs are Hypertruck ERX product development costs and components purchased to support the stated start of production, as well as operating expenses and production and related costs of Hybrid systems and KARNO development. We plan to stay asset-light and utilize third parties to perform assembly and manufacturing as we scale.
We expect to continue to incur net losses in the short term, as we continue to execute on our strategic initiatives by (i) completing the development and commercialization of the electrified drive systems for Class 8 semi-trucks, (ii) scaling the Company’s operations to meet anticipated demand and (iii) hiring personnel. Further, we plan to develop and commercialize the fuel agnostic Hypertruck KARNO with an anticipated commercial launch a few years after the Hypertruck ERX. However, actual results could vary materially and negatively as a result of a number of factors including, but not limited to, those discussed in Part I, Item 1A. “Risk Factors.”
During the periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.
Contractual Obligations and Capital Resources
We manage our use of cash in the operation of our business to support the execution of our primary strategic goals including the design, development and sale of electrified powertrain systems for long haul Class 8 semi-trucks. We primarily use cash for research and development activities, capital investments and general and administrative costs.
Our cash requirements beyond twelve months include:
•Operating and Finance Leases — Refer to Note 11 of the notes to the consolidated financial statements for further information of our obligations and the timing of expected payments.
•Warranties — Refer to Note 15 of the notes to the consolidated financial statements for further information of our obligations. We expect to recognize these costs over a period up to two years from the sale of each Hybrid powertrain system.
•Purchase Commitments — Purchase obligations include non-cancelable purchase commitments related to materials purchase agreements and volume commitments which are entered into from time to time. As of December 31, 2022, there were no such non-cancelable purchase commitments.
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
We recognize revenue on Hybrid system sales and Class 8 semi-trucks outfitted with Hybrid systems upon delivery to, and acceptance of the vehicle by, the customer, which is when control transfers. Contracts are reviewed for significant financing components and payments are typically received within 30 days of delivery. The sale of a Hybrid system to an end-use fleet customer consists of a completed modification to the customer vehicle and the installation services involve significant integration of the Hybrid system with the customer’s vehicle. Installation services are not distinct within the context of the contract and together with the sale of the Hybrid system represent a single performance obligation. We do not offer any sales returns. Amounts billed to customers related to shipping and handling are classified as revenue, and we have elected to recognize the cost for freight and shipping when control has transferred to the customer as a cost of revenue. Our policy is to exclude taxes collected from customers from the transaction price of contracts. In the fourth quarter of fiscal 2021, we began taking deposits to secure future Hypertruck ERX production slots.
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
We have limited sales history of our Hybrid systems and therefore are required to make certain estimates and assumptions with regard to the recognition of revenue including, among other things, the value of any future performance obligations. We expect to refine our sales processes, contracts and services as our business matures. Should our business plans, estimates or assumptions change, a revision to the recognition of revenue may be required including recording receipts from sales of Class 8 semi-trucks as non-operating income in future periods.
Inventories
Inventory is comprised of raw materials, work in process and finished goods. Semi-truck inventory is valued using the specific identification cost method and all other inventory is valued using the moving-average cost method. Inventory is stated at the lower of cost or net realizable value. We review our inventory to determine whether its carrying value exceeds the net amount realizable we expect to receive upon the ultimate sale of the inventory. This requires us to determine the estimated selling price of inventory less the estimated cost to convert the inventory on-hand into a finished product and other costs, which we determined includes the cost of installation and validation, to align with the transfer of control to customers in our revenue policy. Inventory write-downs are first allocated to all other inventory with any residual allocated to semi-truck inventory.
Once inventory is written-down based on a lower of cost or net realizable value analysis, that amount establishes the new carrying value of inventory if written-down at year end, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Interim impairments are reversed and reassessed at each reporting period.
During the fourth quarter of 2021, we changed from a research and development phase to a production phase for our Hybrid system product. Certain costs incurred for components acquired prior to our determination of reaching a commercial stage were previously expensed as research and development costs, resulting in zero cost basis for those components, which affected the moving-average price. However, after inventory impairments recognized on December 31, 2021, inventory values and future inventory moving average prices will not be significantly affected by those zero cost items. Our current projected costs of production for inventory items exceeds our sales prices.
Warranties
We provide limited assurance-type warranties under our contracts and do not offer extended warranties. The warranty period typically extends for the lesser of two years or 200,000 miles following transfer of control and solely relates to correction of product defects during the warranty period. We recognize the cost of the warranty upon transfer of control based on estimated and historical claims rates and fulfillment costs, which are variable. Should product failure rates and fulfillment costs differ from these estimates, material revisions to the estimated warranty liability would be required. Warranty expense is recorded as a component of cost of revenue.
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
If factors change, and we utilize different assumptions including the probability of achieving performance conditions, share-based compensation cost on future award grants may differ significantly from share-based compensation cost recognized on past award grants. Future share-based compensation cost will increase to the extent that we grant additional share-based awards to employees and nonemployees. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate any remaining unearned share-based compensation cost or incur incremental cost. Share-based compensation cost affects our research and development and selling, general and administrative expenses.
Income Taxes
We recognize deferred taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. At December 31, 2022, we had federal net operating loss carryforwards of $229.5 million and state net operating loss carryforwards of $12.5 million that expire in various years starting in 2036. The Company also has R&D credits of $4.1 million that begin to expire in 2037.
Under Section 382 of the Code, substantial changes in our ownership may result in an annual limit on the amount of net operating loss carryforwards that could be utilized in the future to offset our taxable income. Generally, this limitation may arise in the event of a cumulative change in ownership of more than 50% within a three-year period. We have completed such analysis and determined that such ownership changes occurred in 2017 and 2021. This will limit the usage of our 2017 and prior year net operating losses, and will cause $2.0 million of such losses to expire unused, regardless of future taxable income. The ownership changes in 2021 will not limit usage of net operating losses. No other such ownership changes have occurred through December 31, 2022. Due to this, as well as our overall profitability estimate as noted above, we have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

New and Recently Adopted Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations under adoption.
See Recent Accounting Pronouncements issued, not yet adopted under Note 2 – Summary of Significant Accounting Policies in the notes to the 2022 consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of market and other risks, including the effects of changes in interest rates and inflation, as well as risks to the availability of funding sources, hazard events and specific asset risks.
Interest Rate Risk
We hold cash and cash equivalents for working capital purposes. As of December 31, 2022, we had a cash balance of $119.5 million, consisting of operating and money market accounts, which are not affected by changes in the general level of U.S. interest rates. We do not have material exposure to interest rate risk with respect to cash and cash equivalents as these are all highly liquid investments with a maturity date of 90 days or less at the time of purchase.
A hypothetical change in prevailing interest rates of 10 basis points would have increased or decreased our unrealized gain or loss on our short-term and long-term investments for the years ended December 31, 2022 and 2021 by $0.2 million and $0.1 million, respectively.
Inflation Risk
We do not believe that inflation currently has a material effect on our business. Inflation may become a greater risk in the event of changes in current economic and governmental fiscal policy.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Hyliion Holdings Corp.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Hyliion Holdings Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2023 expressed an unqualified opinion.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of IPR&D
As described further in Note 3 to the financial statements, in September 2022 the Company acquired certain assets of General Electric Company’s GE Additive business. As a result of the Acquisition, the Company acquired in-process research and development (“IPR&D”) with an estimated fair value of $28.8 million. We identified the valuation of IPR&D as a critical audit matter.
The principal considerations for our determination that performing procedures relating to the valuation of acquired IPR&D is a critical audit matter are the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions used in developing the revenue growth rate and discount rate related to the acquired IPR&D. In addition, there is limited historical information available to evaluate the reasonableness of the revenue growth rate and discount rate.
Our audit procedures related to the valuation of acquired IPR&D included the following:
•We tested the operating effectiveness of controls relating to accounting for the transaction, including management's valuation of acquired IPR&D and the development of the revenue growth rate and discount rate.

•We evaluated the reasonableness of the revenue growth rate by comparing to external market and industry data, as well as to evidence obtained in other areas of the audit.
•We utilized an internal valuation specialist to assist in evaluating the appropriateness of management’s valuation methodology and the reasonableness of the discount rate.
•We evaluated the qualifications of the third-party valuation firm engaged by the Company based on their knowledge, skill, and ability.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Dallas, Texas
February 28, 2023

HYLIION HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$119,468	$258,445
Accounts receivable, net	1,136	70
Inventory	74	114
Prepaid expenses and other current assets	9,795	9,068
Short-term investments	193,740	118,787
Total current assets	324,213	386,484

Property and equipment, net	5,606	2,235
Operating lease right-of-use assets	6,470	7,734
Intangible assets, net	200	235
Other assets	1,686	1,535
Long-term investments	108,568	180,217
Total assets	$446,743	$578,440

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,800	$7,455
Current portion of operating lease liabilities	347	21
Accrued expenses and other current liabilities	11,535	7,759
Total current liabilities	14,682	15,235

Operating lease liabilities, net of current portion	6,972	8,623
Other liabilities	1,515	667
Total liabilities	23,169	24,525

Commitments and contingencies (Note 17)

Stockholders’ equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 179,826,309 and 173,468,979 shares issued and outstanding at December 31, 2022 and 2021, respectively	18	17
Additional paid-in capital	397,810	374,795
Retained earnings	25,746	179,103
Total stockholders’ equity	423,574	553,915
Total liabilities and stockholders’ equity	$446,743	$578,440
The accompanying notes are an integral part of these consolidated financial statements.

HYLIION HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues
Product sales and other	$2,106	$200	$—
Total revenues	2,106	200	—
Cost of revenues
Product sales and other	8,778	2,737	—
Total cost of revenues	8,778	2,737	—
Gross loss	(6,672)	(2,537)	—
Operating expenses
Research and development	110,370	58,261	12,598
Selling, general and administrative expenses	41,988	35,299	9,585
Total operating expenses	152,358	93,560	22,183
Loss from operations	(159,030)	(96,097)	(22,183)
Interest expense	—	—	(5,465)
Interest income	5,724	779	6
Loss on impairment and disposal of assets	(19)	(730)	—
Change in fair value of convertible notes payable derivative liabilities	—	—	(1,358)
Change in fair value of warrant liabilities	—	—	363,299
Other expense, net	(32)	—	(12)
Loss on extinguishment of debt	—	—	(10,170)
Net (loss) income	$(153,357)	$(96,048)	$324,117

Net (loss) income per share, basic	$(0.87)	$(0.56)	$3.11
Net loss per share, diluted	$(0.87)	$(0.56)	$(0.35)

Weighted-average shares outstanding, basic	175,400,486	172,216,477	104,324,059
Weighted-average shares outstanding, diluted	175,400,486	172,216,477	112,570,960
The accompanying notes are an integral part of these consolidated financial statements.

HYLIION HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Par Value
Balance at December 31, 2019	86,762,463	$9	$30,888	$(48,966)	$(18,069)
Exercise of common stock options	1,112,160	—	121	—	121
Conversion of convertible notes payable to common stock	4,404,367	—	44,039	—	44,039
Business Combination and PIPE financing	61,622,839	6	153,147	—	153,153
Common stock issued for warrants exercised, net of issuance cost	15,414,592	4	136,512	—	136,516
Redemption of unexercised warrants	—	—	(3)	—	(3)
Share-based compensation	—	—	294	—	294
Net income	—	—	—	324,117	324,117
Balance at December 31, 2020	169,316,421	19	364,998	275,151	640,168
Exercise of common stock options and vesting of restricted stock units, net	3,781,023	(2)	593	—	591
Common stock issued for warrants exercised, net of issuance costs	371,535	—	4,282	—	4,282
Share-based compensation	—	—	4,922	—	4,922
Net loss	—	—	—	(96,048)	(96,048)
Balance at December 31, 2021	173,468,979	17	374,795	179,103	553,915
Issuance of common stock for acquisition	5,500,000	1	16,114	—	16,115
Exercise of common stock options and vesting of restricted stock units, net	857,330	—	(78)	—	(78)
Share-based compensation	—	—	6,979	—	6,979
Net loss	—	—	—	(153,357)	(153,357)
Balance at December 31, 2022	179,826,309	$18	$397,810	$25,746	$423,574
The accompanying notes are an integral part of these consolidated financial statements.

HYLIION HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net (loss) income	$(153,357)	$(96,048)	$324,117
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,227	884	850
Amortization of investment premiums and discounts	1,250	1,816	—
Loss on extinguishment of debt	—	—	10,170
Noncash lease expense	1,244	731	928
Inventory write-down	5,641	2,298	—
Loss on impairment and disposal of assets	19	730	—
Paid-in-kind interest on convertible notes payable	—	—	1,085
Amortization of debt discount	—	—	4,237
Share-based compensation	6,979	4,922	294
Provision for doubtful accounts	114	—	—
Change in fair value of convertible notes payable derivative liabilities	—	—	1,358
Change in fair value of warrant liability	—	—	(363,299)
Acquired in-process research and development (Note 3)	28,752	—	—
Change in operating assets and liabilities, net of effects of business acquisition:
Accounts receivable	(1,180)	22	53
Inventory	(5,601)	(2,280)	(132)
Prepaid expenses and other assets	(571)	(475)	(8,150)
Accounts payable	(4,660)	5,319	734
Accrued expenses and other liabilities	4,571	2,155	5,764
Operating lease liabilities	(1,305)	(576)	(953)
Net cash used in operating activities	(116,877)	(80,502)	(22,944)

Cash Flows from Investing Activities
Purchase of property and equipment and other	(2,885)	(2,380)	(311)
Proceeds from sale of property and equipment	152	45	22
Purchase of in-process research and development	(14,428)	—	—
Payments for security deposit, net	—	(29)	—
Purchase of investments	(268,584)	(317,807)	(237,851)
Proceeds from sale and maturity of investments	263,723	254,180	—
Net cash used in investing activities	(22,022)	(65,991)	(238,140)

Cash Flows from Financing Activities
Business Combination and PIPE financing, net of issuance costs paid	—	—	516,454
Proceeds from exercise of stock warrants, net of issuance costs	—	16,257	124,536
Proceeds from convertible notes payable issuance and derivative liabilities	—	—	3,200
(Payments for)/proceeds from Paycheck Protection Program loan	—	(908)	908
Payments for deferred financing costs	—	—	(468)
Repayments on finance lease obligations	—	(42)	(247)
Proceeds from exercise of common stock options	79	591	121
Taxes paid related to net share settlement of equity awards	(157)	—	—
Net cash (used in) provided by financing activities	(78)	15,898	644,504

Net (decrease) increase in cash and cash equivalents and restricted cash	(138,977)	(130,595)	383,420
Cash and cash equivalents and restricted cash, beginning of period	259,110	389,705	6,285
Cash and cash equivalents and restricted cash, end of period	$120,133	$259,110	$389,705
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
The Company designs and develops hybrid and fully electric powertrain systems for Class 8 semi-trucks, which modify semi-tractors into hybrid and range-extending electric vehicles, respectively. The Company’s hybrid system utilizes intelligent electric drive axles with advanced algorithms and battery technology to optimize vehicle performance, enabling fleets to access an easy, efficient way to decrease fuel expenses, lower emissions and/or improve vehicle performance (“Hybrid”). The Hypertruck ERXTM system utilizes an intelligent electric powertrain with advanced algorithms to optimize emissions performance and efficiency with no new infrastructure required. The Hypertruck ERX system enables fleets to reduce the cost of ownership while providing the ability to deliver net-negative carbon emissions when fueled by renewable natural gas, and operate fully electric when needed. The Company recently launched its commercial Hybrid system, and the Hypertruck ERX system is in the design verification phase. The Company recently acquired new fuel agnostic capable generator technology with which it plans to develop and commercialize as the Hypertruck KARNO.
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
On October 1, 2020, the Company consummated the Business Combination and raised net proceeds of $516.5 million net of transaction costs and expenses. At December 31, 2020, all outstanding warrants were either exercised or redeemed, with gross proceeds of $140.8 million raised, of which $16.3 million was collected during the first quarter of 2021 (see Note 9). At December 31, 2022, the Company had total equity of $423.6 million, inclusive of cash and cash equivalents of $119.5 million and total investments of $302.3 million. Based on this, the Company has sufficient funds to continue to execute its business strategy for the next twelve months from the issuance date of the financial statements included in this Annual Report on Form 10-K.
Note 2. Summary of Significant Accounting Policies
Use of Estimates and Uncertainty of the Coronavirus Pandemic
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of expenses during the reporting period. The Company’s most significant estimates and judgments involve revenue recognition, inventory, warranties, acquisitions, income taxes and valuation of share-based compensation, including the fair value of common stock prior to the Business Combination. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial statements.
On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 11, 2020, declared the coronavirus outbreak a pandemic. In mid-March 2020, United States (“U.S.”) State Governors, local officials and leaders outside of the U.S. began ordering various “shelter-in-place” orders, which have had various impacts on the U.S. and global economies. The lingering impacts of the coronavirus pandemic primarily include ongoing shortages in the transportation industry supply chain.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity date of 90 days or less at the time of purchase to be cash and cash equivalents only if in checking, savings or money market accounts. Cash and cash equivalents include cash held in banks and money market accounts and are carried at cost, which approximates fair value. The Company maintains cash in excess of federally insured limits at financial institutions, which it believes are of high credit quality and has not incurred any losses related to these balances to date. The Company believes its credit risk, with respect to these financial institutions to be minimal.

Restricted Cash
The Company has provided its corporate headquarters lessor with a letter of credit for $0.7 million to secure the performance of the Company's lease obligations, backed by a restricted cash deposit to pay any draws on the letter of credit by the lessor. Total cash and cash equivalents and restricted cash as presented in the consolidated statements of cash flows is summarized as follows:

	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$119,468	$258,445	$389,705	$6,285
Restricted cash included in other assets	665	665	—	—
	$120,133	$259,110	$389,705	$6,285
Accounts Receivable
Accounts receivable are stated at a gross invoice amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained at a level considered adequate to provide for potential account losses on the balance based on the Company’s evaluation of the anticipated impact of current economic conditions, changes in the character and size of the balance, past and expected future loss experience and other pertinent factors. At December 31, 2022 and 2021, accounts receivable included amounts receivable from customers of $1.1 million and $45.0 thousand, respectively. At December 31, 2022 and 2021, allowance for doubtful accounts on customer receivables were $0.1 million and nil, respectively.
The portion of our net accounts receivable from significant customers is summarized as follows:

	December 31,
	2022	2021	2020
Customer A	82%	100%	—%
Customer B	—	—	—
Customer C	12	—	—
	94%	100%	—%
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
Inventories
Inventory is comprised of raw materials, work in process and finished goods and includes the cost of raw materials, freight, direct and indirect labor and allocations of other conversion costs and overhead. Semi-truck inventory is valued using the specific identification cost method and all other inventory is valued using the moving-average cost method. Inventory is stated at the lower of cost or net realizable value. We review our inventory to determine whether its carrying value exceeds the net amount realizable we expect to receive upon the ultimate sale of the inventory. This requires us to determine the estimated selling price of inventory less the estimated cost to convert the inventory on-hand into a finished product and other costs, which we determined includes the cost of installation and validation, to align with the transfer of control to customers in our revenue policy. Inventory write-downs are first allocated to all other inventory with any residual allocated to semi-truck inventory.
Once inventory is written-down based on a lower of cost or net realizable value analysis, that amount establishes the new carrying value of inventory if written-down at year end, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Interim impairments are reversed and reassessed at each reporting period.
During the fourth quarter of 2021, we changed from a research and development phase to a production phase for our Hybrid system product. Certain costs incurred for components acquired prior to our determination of reaching a commercial stage were previously expensed as research and development costs, resulting in zero cost basis for those components, which affected the moving-average price. However, after inventory impairments recognized on December 31, 2021, inventory values and future inventory moving average prices will not be significantly affected by those zero cost items. Our current projected costs of production for inventory items exceeds our sales prices, and as a result of impairments, costs recognized on sales in subsequent periods will be lower until the impaired inventory has been sold or otherwise disposed.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include prepaid insurance, rent and supplies, which are expected to be recognized, received or realized within the next 12 months.

Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation, or if acquired in a business combination, at allocated fair value at the date of acquisition. Depreciation is calculated using the straight-line method, based upon the following estimated useful lives:

Production machinery and equipment	2 to 7 years
Vehicles	3 to 7 years
Leasehold improvements	shorter of lease term or 7 years
Demo fleet systems	2 to 3 years
Furniture and fixtures	3 years
Computers and related equipment	3 to 7 years
Major renewals and improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed as incurred. When property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is recorded in the consolidated statement of operations as a component of other income (expense). All long-lived assets are located in the United States.
Intangible Assets, Net
Intangible assets consist of developed technology and a non-compete agreement and are amortized over their estimated useful lives which range from three to six years.
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
Revenue
The Company follows five steps to recognize revenue from contracts with customers under ASC 606, Revenue from Contracts with Customers, which are:
•Step 1: Identify the contract(s) with a customer;
•Step 2: Identify the performance obligations in the contract;
•Step 3: Determine the transaction price;
•Step 4: Allocate the transaction price to the performance obligations in the contract; and
•Step 5: Recognize revenue when (or as) a performance obligation is satisfied.
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
We recognize revenue on Hybrid system sales and Class 8 semi-trucks outfitted with Hybrid systems upon delivery to, and acceptance of the vehicle by, the customer, which is when control transfers. Contracts are reviewed for significant financing components and payments are typically received within 30 days of delivery. The sale of a Hybrid system to an end-use fleet customer consists of a completed modification to the customer vehicle and the installation services involve significant integration of the Hybrid system with the customer’s vehicle. Installation services are not distinct within the context of the contract and together with the sale of the Hybrid system represent a single performance obligation. We do not offer any sales returns. Amounts billed to customers related to shipping and handling are classified as revenue, and we have elected to recognize the cost for freight and shipping when control has transferred to the customer as a cost of revenue. Our policy is to exclude taxes collected from customers from the transaction price of contracts. In the fourth quarter of fiscal 2021, we began taking deposits to secure future Hypertruck ERX production slots. Such deposits were immaterial at December 31, 2022 and 2021.
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
The disaggregation of our revenue sources is summarized as follows and is attributable to the U.S.:

	Year Ended December 31,
	2022	2021	2020
Hybrid systems and other	$1,082	$60	$—
Class 8 semi-truck prepared for Hybrid system upfit	1,024	140	—
Total product sales and other	$2,106	$200	$—
The portion of our revenues from significant customers is summarized as follows:

	Year Ended December 31,
	2022	2021	2020
Customer A	60%	100%	—%
Customer B	10	—	—
	70%	100%	—%
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
The trial and evaluation agreements contain only variable payments not based on an index or rate as a result of refund provisions within those contracts. The Company records accounts receivable when the Company meets the criteria within the trial and evaluation agreements to invoice the lessee. In accordance with ASC 842, the Company recognizes variable lease payments as profit or loss in the period in which the changes in facts and circumstances on which the variable lease payments are based occur, which will generally be the end of the trial period when the customer refund rights lapse. During the years ended December 31, 2022, 2021 and 2020, the Company did not recognize any lease income related to these trial and evaluation agreements either because the Company has not received any consideration from the lease contracts, or the uncertainty related to the consideration received has not been resolved.
Warranties
We provide limited assurance-type warranties under our contracts and do not offer extended warranties or maintenance contracts. The warranty period typically extends for the lesser of two years or 200,000 miles following transfer of control and solely relates to correction of product defects during the warranty period. We recognize the cost of the warranty upon transfer of control based on estimated and historical claims rates and fulfillment costs, which are variable. Should product failure rates and fulfillment costs differ from these estimates, material revisions to the estimated warranty liability would be required. Warranty expense is recorded as a component of cost of revenue.
Marketing, Promotional and Advertising Costs
Marketing, promotional and advertising costs are expensed as incurred and are included as an element of selling, general and administrative expense in the consolidated statement of operations. Marketing, promotional and advertising costs were $1.1 million, $1.6 million and $0.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
If factors change, and we utilize different assumptions including the probability of achieving performance conditions, share-based compensation cost on future award grants may differ significantly from share-based compensation cost recognized on past award grants. Future share-based compensation cost will increase to the extent that we grant additional share-based awards to employees and nonemployees. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate any remaining unearned share-based compensation cost or incur incremental cost. Share-based compensation cost affects our research and development and selling, general and administrative expenses.
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

The assumptions used in the Black-Scholes model are management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment (see Note 10). As a result, if other assumptions had been used, the recorded share-based compensation expense could have been materially different from that depicted in the financial statements.
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
Due to the Company’s history of losses since inception, the net deferred tax assets have been fully offset by a valuation allowance at December 31, 2022 and 2021. Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. For the years ended December 31, 2022 and 2021, there were no uncertain tax positions taken or expected to be taken in the Company’s tax returns.
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
Net (Loss) Income Per Share
Basic (loss) income per share (“EPS”) is computed by dividing net loss (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted EPS attributable to common shareholders is computed by adjusting net loss by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include shares issuable upon exercise of stock options and vesting of restricted stock awards (see Note 10). The number of potential common shares outstanding are calculated using the treasury stock or if-converted method.
Recent Accounting Pronouncements Issued
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, to increase transparency of government assistance which requires annual disclosures about transactions with a government entity that are accounted for by applying a grant or contribution accounting model by analogy. The pronouncement is effective for fiscal years beginning after December 15, 2021. The Company adopted ASU 2021-10 for the year ended December 31, 2022 with no material impact and updated its related disclosures.
Note 3. Acquisition
In September 2022, we acquired certain assets (the “Acquired Asset”) of General Electric Company's GE Additive business (the “Acquisition”). The Acquired Assets include new hydrogen and fuel agnostic capable generator technology (“KARNO”). The Acquisition did not meet the definition of a business combination and was accounted for as an asset acquisition. No goodwill was recognized and payments allocated to in-process research and development (“IPR&D”) were recorded in research and development expense as there was no alternative future use. Total consideration for the Acquisition was $32.3 million comprised of $15.0 million in cash, 5,500,000 shares of common stock valued at $16.1 million on the closing date and $1.2 million in direct transaction costs. $3.6 million was recorded as property and equipment with expected useful lives of primarily five years and $28.8 million was recorded as research and development expense. All assets were valued using level 3 inputs, with property and equipment valued using a market approach and IPR&D valued using an income approach based on Company management’s projections. The cash component of the consideration was recorded in the statement of cash flows and allocated between purchase of property and equipment and purchase of IPR&D under investing activities.
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
Immediately prior to the closing of the Business Combination, each
•issued and outstanding share of Legacy Hyliion’s redeemable, convertible preferred stock, was converted into shares of Legacy Hyliion common stock based on a one-to-one ratio (see Note 9). The Business Combination was accounted for with a retrospective application of the Business Combination that results in 34,799,813 shares of redeemable, convertible preferred stock converting into the same number of shares of Legacy Hyliion common stock.
•convertible note payable, plus accrued paid-in-kind interest, was converted into an aggregate 2,336,235 shares of Legacy Hyliion common stock at the predetermined discount (see Note 5).
Upon the consummation of the Business Combination, each share of Legacy Hyliion common stock issued and outstanding was cancelled and converted into the right to receive 1.45720232 shares (the “Exchange Ratio”) of the Company’s common stock (the “Per Share Merger Consideration”).
Additionally, Legacy Hyliion issued 1,000,000 shares of Legacy Hyliion common stock with an estimated grant date fair value of $10.00 per share to one of the convertible noteholders in connection with the commercial matters agreement (“Commercial Matters Agreement”) that was entered into in June 2020, that was not subject to the Exchange Ratio (see Note 5).
Outstanding stock options, whether vested or unvested, to purchase shares of Legacy Hyliion common stock granted under the 2016 Plan (“Legacy Options”) (see Note 10) converted into stock options for shares of the Company’s common stock upon the same terms and conditions that were in effect with respect to such stock options immediately prior to the Business Combination, after giving effect to the Exchange Ratio.
Outstanding warrants to purchase shares of TortoiseCorp Class A common stock remained outstanding at the Closing Date. The warrants became exercisable 30 days after the completion of the Business Combination and expired five years after the completion of the Business Combination or earlier upon redemption or liquidation. On November 30, 2020, the Company issued a notice of redemption to the warrant holders and on December 31, 2020, it redeemed all outstanding public warrants. See Note 9 for more information.
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
Transaction costs
Transaction costs incurred in connection with the Business Combination totaled approximately $45.0 million, which were charged to additional paid-in capital for the year ended December 31, 2020.
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
(e)Optional redemption upon the Company obtaining at least $10.0 million in commercial debt, which would result in the January 2020 Note having the same priority or being treated as subordinate to the commercial debt. In such scenario, the holder could elect to request payment of all outstanding principal (with no penalty) and unpaid accrued interest.
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

Note 6. Investments
The amortized cost, unrealized gains and losses, and fair value, and maturities of our held-to-maturity investments at December 31, 2022 and 2021 are summarized as follows:

		Fair Value Measurements as of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$36,675	$2	$(161)	$36,516
U.S. government agency bonds	12,441	6	(328)	12,119
State and municipal bonds	40,104	28	(628)	39,504
Corporate bonds and notes	213,088	76	(3,344)	209,820
	$302,308	$112	$(4,461)	$297,959

		Fair Value Measurements as of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$73,908	$2	$(31)	$73,879
U.S. government agency bonds	4,450	—	(7)	4,443
State and municipal bonds	17,797	—	(115)	17,682
Corporate bonds and notes	202,849	3	(953)	201,899
	$299,004	$5	$(1,106)	$297,903

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$193,740	$191,094	$118,787	$118,714
Due after one year through five years	108,568	106,865	180,217	179,189
	$302,308	$297,959	$299,004	$297,903
Note 7. Fair Value Measurements
The fair value measurements of our financial assets at December 31, 2022 and 2021 are summarized as follows:

	Fair Value Measurements as of December 31, 2022
	Level I	Level II	Level III	Total
Cash and cash equivalents	$119,468	$—	$—	$119,468
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	36,516	—	36,516
U.S. government agency bonds	—	12,119	—	12,119
State and municipal bonds	—	39,504	—	39,504
Corporate bonds and notes	—	209,820	—	209,820
	$120,133	$297,959	$—	$418,092
21

	Fair Value Measurements as of December 31, 2021
	Level I	Level II	Level III	Total
Cash and cash equivalents	$258,445	$—	$—	$258,445
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	73,879	—	73,879
U.S. government agency bonds	—	4,443	—	4,443
State and municipal bonds	—	17,682	—	17,682
Corporate bonds and notes	—	201,899	—	201,899
	$259,110	$297,903	$—	$557,013
The rollforward of the Company’s Level 3 instruments at December 31, 2020 is summarized as follows*:

Balance at December 31, 2019	$8,351
Issuance of convertible note payable derivative liability	2,656
Fair value adjustments	1,358
Settlement of convertible notes payable derivative liabilities	(12,365)
Balance at December 31, 2020	$—
* There were no Level 3 instruments outstanding during the years ended December 31, 2022 or 2021.
Note 8. Inventory
The carrying value of our inventory at December 31, 2022 and 2021 is summarized as follows:

	December 31,
	2022	2021
Raw materials	$—	$—
Work in process	—	4
Finished goods	74	110
	$74	$114
We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. During the years ended December 31, 2022 and 2021, we recorded write-downs of $5.6 million and $2.3 million, respectively, included in cost of revenues. During the year ended December 31, 2020, we were in a research and development phase for all of our products, and did not capitalize substantial inventory amounts or record cost of sales and related adjustments.
Note 9. Capital Structure
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
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, option or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At December 31, 2022 and 2021, there were no shares of preferred stock issued and outstanding.

Common Stock
At December 31, 2022, the following shares of common stock were reserved for future issuance:

Stock options issued and outstanding	2,541,439
Authorized for future grant under 2020 Equity Incentive Plan	7,503,921
10,045,360
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
On November 30, 2020, the Company issued a notice of redemption of all its outstanding Public Warrants and Forward Purchase Warrants, which was completed in December 2020. However, the Private Warrants held by the initial holders thereof or permitted transferees of the initial holders were not subject to this redemption. As of December 31, 2020, all outstanding Public Warrants and Forward Purchase Warrants were either exercised or redeemed by the holder. As of December 31, 2020, the Company’s transfer agent received gross proceeds of $140.8 million corresponding to the exercise of 15,786,127 warrants. However, due to the timing of the receipt of the warrant exercise and the cash, the Company’s transfer agent issued 15,414,592 shares of common stock as of December 31, 2020. The remaining 371,535 shares of common stock were issued in January 2021. Additionally, as of December 31, 2020, the Company’s transfer agent had not yet remitted $12.0 million of the gross proceeds associated with the shares of issued common stock to the Company and is included within prepaid expenses and other current assets on the accompanying consolidated balance sheets as of December 31, 2020. There were 281,065 warrants not exercised by the end of the redemption period that were redeemed for a price of $0.01 per warrant, and subsequently cancelled by the Company. The Company made the redemption payment on these cancelled warrants in January 2021. Certain holders of the warrants elected a cashless exercise, resulting in the forfeiture of 3,118,445 shares.
Note 10. Share-Based Compensation
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
The fair value of each option is estimated on the date of the grant using the Black-Scholes option-pricing model in order to measure the compensation cost associated with the award. This model incorporates certain assumptions for inputs including an expected volatility in the market value of the underlying common stock, expected term, a risk-free interest rate, and the expected dividend yield of the underlying common stock. The following assumptions were used for options issued during the year ended December 31, 2020*:

Expected volatility	70.0%
Expected term	6.1 years
Risk-free interest rate	1.7%
Expected dividend yield	0.0%
* There were no options issued during the years ended December 31, 2022 and 2021.
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

Activity in the 2016 Plan for the years ended December 31, 2022, 2021 and 2020 is summarized as follows:

	Number of Options	Weighted Average Exercise Price (in Dollars)	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2019	6,587,282	$0.13	8.2 years
Granted	2,797,828	0.23
Exercised	(1,112,960)	0.11
Forfeited	(1,289,653)	0.19
Outstanding at December 31, 2020	6,982,497	0.16	7.8 years
Exercised	(3,558,201)	0.17
Forfeited	(266,407)	0.18
Outstanding at December 31, 2021	3,157,889	0.16	6.6 years
Exercised	(563,617)	0.17
Forfeited	(52,833)	0.20
Outstanding at December 31, 2022	2,541,439	$0.15	3.7 years

Exercisable at December 31, 2022	1,997,577	$0.13	2.8 years
At December 31, 2022, the options outstanding and exercisable had an intrinsic value of $5.6 million and $4.4 million, respectively. There were no options with an exercise price greater than the market price on December 31, 2022 to exclude from the intrinsic value computation. The intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $2.4 million, $42.8 million and $18.4 million, respectively.
Share-based compensation expense under the 2016 Plan for the years ended December 31, 2022, 2021 and 2020 was $0.1 million, $0.1 million and $0.3 million, respectively. There was $0.1 million of unrecognized compensation expense related the 2016 Plan at December 31, 2022, which is expected to be recognized over the remaining vesting periods, with a weighted-average period of 0.9 years.
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
Employee and director RSUs for which a grant date has been established generally vest over three to four years from the date of grant. These awards become available to the recipient upon the satisfaction of a vesting condition based on a period of service, and performance conditions (for certain awards to employees).

Activity in the 2020 Plan for the years ended December 31, 2022, 2021 and 2020 is summarized as follows:

	Number of Units	Weighted Average Grant Date Fair Value (in Dollars)
Unvested at December 31, 2020	—	$—
Granted[1]	1,858,236	11.24
Vested	(176,449)	12.64
Forfeited[2]	(124,993)	12.09
Unvested at December 31, 2021[3]	1,556,794	11.01
Granted[4]	2,504,939	4.10
Vested	(470,426)	11.07
Forfeited[5]	(822,207)	8.44
Unvested at December 31, 2022[6]	2,769,100	$5.51
1 Excludes 1,985,914 shares underlying RSU awards with performance conditions, which have not been accounted for because no accounting grant date has been established.
2 Excludes 75,000 shares underlying RSU awards with performance conditions, which have not been accounted for because no accounting grant date has been established.
3 Excludes 1,910,914 shares underlying RSU awards with performance conditions, which have not been accounted for because no accounting grant date has been established.
4 Excludes 204,167 shares underlying RSU awards with performance conditions, which have not been accounted for because no accounting grant date has been established.
5 Excludes 130,000 shares underlying RSU awards with performance conditions, which have not been accounted for because no accounting grant date has been established.
6 Excludes 1,336,667 shares underlying RSU awards with performance conditions, which have not been accounted for because no accounting grant date has been established.
Share-based compensation expense under the 2020 Plan for the years ended December 31, 2022, 2021 and 2020 was $6.9 million, $4.8 million and nil, respectively. The fair value of RSUs that vested during the years ended December 31, 2022, 2021 and 2020 was $1.7 million, $1.6 million, and nil, respectively. There was $10.2 million of unrecognized compensation expense related to the 2020 Plan at December 31, 2022, which is expected to be recognized over the remaining vesting periods, subject to forfeitures, with a weighted-average period of 1.9 years.
Note 11. Leases
The Company enters into operating leases for its corporate office, temporary offices, vehicles and equipment. In addition, the Company may enter into arrangements whereby portions of the leased premises are subleased to third parties and are classified as operating leases. In December 2021, the Company amended the lease for its corporate office. This amendment increased the amount of space under the original lease, adjusted the monthly lease payments, and decreased the term of the lease through 2027. The Company accounted for this extension as a lease modification and recorded a decrease to the operating lease ROU asset and lease liability. The lease amendment includes the option to extend the term for up to two consecutive terms of five years, which was not reasonably certain to be exercised at the modification date.

The following table provides a summary of the components of lease income, costs and rent, which are included within research and development and selling, general and administrative expense:

	Year Ended December 31,
	2022	2021	2020
Operating lease costs:
Operating lease cost	$1,921	$1,386	$1,389
Short-term lease cost	199	456	42
Variable lease cost	622	469	(14)
Sublessor income	—	(38)	(326)
Total operating lease costs	$2,742	$2,273	$1,091

Finance lease costs:
Amortization of right-of-use assets	$—	$74	$112
Interest on lease liabilities	—	1	21
Total finance lease costs	$—	$75	$133
The following table provides the weighted-average lease terms and discount rates used for the Company’s operating leases:

	December 31,
	2022	2021
Weighted-average remaining lease term:
Operating leases	4.3 years	5.3 years

Weighted-average discount rate:
Operating leases	7.1%	7.1%
The following table provides a summary of operating lease liability maturities for the next five years and thereafter at December 31, 2022:

2023	$878
2024	2,263
2025	2,331
2026	2,402
2027	822
Thereafter	—
Total minimum lease payments	8,696
Less: imputed interest	(1,377)
Total lease obligations	$7,319

Note 12. Property and Equipment, Net
Property and equipment, net at December 31, 2022 and 2021 is summarized as follows:

	December 31,
	2022	2021
Production machinery and equipment	$5,897	$1,717
Vehicles	817	720
Leasehold improvements	1,002	1,077
Office furniture and fixtures	162	155
Computers and related equipment	1,367	1,219
	9,245	4,888
Less: accumulated depreciation	(3,639)	(2,653)
Total property and equipment, net	$5,606	$2,235
Depreciation expense for the years ended December 31, 2022, 2021 and 2020 totaled approximately $1.1 million, $0.8 million and $0.8 million respectively. For the year ended December 31, 2022, $0.3 million and $0.8 million was included in selling, general and administrative expenses and research and development expenses, respectively, in the consolidated statements of operations. For the year ended December 31, 2021, $0.1 million and $0.7 million was included in selling, general and administrative expenses and research and development expenses, respectively, in the consolidated statements of operations. For the year ended December 31, 2020, $0.1 million and $0.7 million was included in selling, general and administrative expenses and research and development expenses, respectively, in the consolidated statements of operations. For the years ended December 31, 2022, 2021 and 2020, there was nil depreciation expense included in cost of revenues.
Note 13. Intangible Assets, Net
The gross carrying amount and accumulated amortization of separately identifiable intangible assets at December 31, 2022 and 2021 is summarized as follows:

		December 31, 2022
Intangible Asset	Useful Life	Weighted Average Remaining Life	Gross Carrying Value	Accumulated Amortization	Net
Developed technology	6 years	1.4 years	$583	$(445)	$138
Internal-use software	3 years	3.0 years	66	(4)	62
			$649	$(449)	$200

		December 31, 2021
Intangible Asset	Useful Life	Weighted Average Remaining Life	Gross Carrying Value	Accumulated Amortization	Net
Developed technology	6 years	2.4 years	$578	$(343)	$235
			$578	$(343)	$235
Total amortization expense for the years ended December 31, 2022, 2021 and 2020 was $0.1 million, $0.1 million and $0.1 million, respectively, and is included within selling, general and administrative expenses in the consolidated statements of operations.
Total future amortization expense for finite-lived intangible assets at December 31, 2022 is summarized as follows:

2023	$120
2024	62
2025	18
$200
28

Note 14. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities at December 31, 2022 and 2021 are summarized as follows:

	December 31,
	2022	2021
Accrued professional services and other	$5,834	$3,681
Accrued compensation and related benefits	4,773	3,460
Other accrued liabilities	928	618
	$11,535	$7,759
Note 15. Warranties
The change in warranty liability for the years ended December 31, 2022 and 2021 is summarized as follows and included within accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets:

	Year ended December 31,
	2022	2021
Balance at beginning of period	$44	$—
Accrual for warranties issued	644	44
Net changes in accrual related to pre-existing warranties	(7)	—
Warranty charges	(154)	—
Balance at end of period	$527	$44
Note 16. Income Taxes
The income tax provision for the years ended December 31, 2022, 2021 and 2020 is summarized as follows:

	Year Ended December 31,
	2022	2021	2020
Current tax expense:
Federal	$—	$—	$—
State	—	—	—
Total current tax expense	$—	$—	$—

Deferred tax (benefit) expense:
Federal	$(34,296)	$(24,138)	$(8,952)
State	(40)	67	(291)
Valuation allowance	34,336	24,071	9,243
Total deferred tax expense	$—	$—	$—
29

The components of deferred taxes at December 31, 2022 and 2021 are summarized as follows:

	December 31,
	2022	2021
Deferred tax assets:
Federal net operating loss carryforwards	$48,186	$39,399
State net operating loss carryforwards	491	984
Operating lease obligation	1,537	1,815
Section 174 expenditures	14,840	—
R&D tax credit	4,714	693
Other	3,148	1,908
Intangible assets, net	6,001	—
Property and equipment, net	—	13
Total deferred tax assets	78,917	44,812
Less: valuation allowance	(77,475)	(43,139)
Deferred tax assets, net of valuation allowance	1,442	1,673

Deferred tax liabilities:
Operating lease right of use asset, net	1,359	1,624
Intangible assets, net	—	49
Property and equipment, net	83	—
Total deferred tax liabilities	1,442	1,673

Net deferred tax assets	$—	$—
The reconciliation of taxes at the federal statutory rate to the Company’s provision for income taxes for the years ended December 31, 2022, 2021 and 2020 is summarized as follows:

	Year Ended December 31,
	2022	2021	2020
Provision at statutory rate of 21%	$(32,205)	$(20,170)	$68,069
Non-deductible convertible debt interest expense	—	—	227
Non-deductible gain related to warrant conversions	—	—	(76,293)
State tax expense	492	—	(158)
Stock options	533	(3,458)	54
Transaction costs	—	—	(2,947)
Shares issued in connection with a Commercial Matters Agreement	—	—	2,100
Other	865	(231)	(102)
R&D tax credit	(4,021)	(212)	(193)
Change in valuation allowance	34,336	24,071	9,243
	$—	$—	$—
In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2022.
The Company had federal net operating loss carryforwards of $229.5 million and $187.6 million at December 31, 2022 and 2021, respectively. At December 31, 2022, $10.5 million of this amount will begin to expire in 2036 and the remaining $219.0 million has an indefinite carryforward period. The Company had state net operating loss carryforwards of $12.5 million and $12.5 million at December 31, 2022 and 2021, respectively, that will begin to expire beginning in 2036 and research and development credits of $4.1 million that will begin to expire in 2037. The Company's ability to utilize a portion of net operating loss carryforwards and credits to offset future taxable income, and tax, respectively, is subject to certain limitations under section 382 of the Internal Revenue Code upon changes in equity ownership of the Company. Due to such limitation, $2.0 million of the Company’s net operating loss and less than $0.1 million of the Company’s R&D credits will expire unused, regardless of taxable income in future years.
The Company files a United States federal income tax return, as well as income tax returns in various states. The tax returns for years 2018 and thereafter remain open for examination. However, the taxing authorities have the ability to review the propriety of tax losses created in closed tax years to the extent such losses are utilized in an open tax year.
Note 17. Commitments and Contingencies
Economic Incentive Agreement
During the year ended December 31, 2018, the Company entered into an agreement with the Cedar Park Economic Development Corporation (“EDC”), whereby the Company will receive cash grants from the EDC contingent upon the Company fulfilling and maintaining certain corporate office lease and employment requirements. The specified requirements must be met on or before specific measurement dates and maintained throughout the term of the agreement, which expires effective December 31, 2025.
As the terms of the EDC grant agreement require the Company to meet and maintain all of the performance requirements throughout the term of the agreement, the Company has not substantially met all the conditions for the grant funding received. Should the Company fail to meet and maintain any performance requirements, all amounts received from the EDC are subject to refund. Accordingly, total grant funding of $0.9 million recorded as part of other liabilities as of December 31, 2022 will continue to be reflected as an other non-current liability until all related performance requirements have been met through the end of the agreement on December 31, 2025.
Under the agreement, the EDC has the right to file a security interest to all assets of the Company.
Legal Proceedings
On September 28, 2020, the Company, then operating as TortoiseCorp, held a special meeting of the stockholders of the Company (the “Special Meeting”), to approve the proposed Business Combination with Hyliion Inc. and certain other matters relating thereto. Among them were several proposals to amend the TortoiseCorp’s certificate of incorporation (the “Old Charter”), including an amendment to increase the number of authorized shares of Class A common stock from 200,000,000 to 250,000,000 shares (the “Class A Increase Amendment”). At the Special Meeting, all proposals presented, including the Class A Increase Amendment, were approved by a majority of the then-outstanding shares of the Company’s Class A common stock and Class B common stock, voting as a single class. On October 1, 2020, the Business Combination closed and the Company’s restated certificate of incorporation (the “New Charter”), which gave effect to that amendment and certain other approved amendments and also reclassified the Company’s Class A common stock into “common stock,” became effective.
A recent ruling by the Delaware Court of Chancery (the “Court of Chancery”) has created uncertainty as to whether Section 242(b)(2) of the Delaware General Corporation Law (“DGCL”) would have required the Class A Increase Amendment proposal to be approved by separate votes of the Class A common stock and Class B common stock.
The Company continues to believe that a separate vote of Class A common stock was not required to approve the Class A Increase Amendment. In light of this recent ruling, however, the Company filed a petition (the “Petition”) in the Court of Chancery pursuant to Section 205 of the DGCL on February 13, 2023 seeking validation of the Class A Increase Amendment and the validation and declaration of effectiveness of the New Charter (including its filing and effectiveness) which gave effect to the Class A Increase Amendment, and for the avoidance of doubt the validation of the reclassification of the Company's Class A common stock into “common stock” pursuant to the New Charter, in each case as of October 1, 2020. Section 205 of the DGCL permits the Court of Chancery, in its discretion, to ratify and validate potentially defective corporate acts after considering a variety of factors. On February 14, 2023, the Court of Chancery granted the motion to expedite and set a hearing date on the Petition of March 6, 2023.
From the date of the Business Combination and through the issuance date of the financial statements included in this Annual Report on Form 10-K the total issued and potential dilutive shares of the Company have not exceeded the previously authorized 200,000,000. If the Company is not successful in the Section 205 proceeding, the uncertainty with respect to its capitalization resulting from the Delaware Court of Chancery’s ruling referenced above could have a material adverse impact on the Company, including on its ability to issue stock-based compensation to its employees, directors and officers, pursue strategic transactions or complete future equity or debt financing transactions, until the underlying issues are definitively resolved.

Note 18. Net (Loss) Income Per Share
As a result of the reverse recapitalization (see Note 4), the Company has retroactively adjusted the weighted average shares outstanding prior to October 1, 2020 to give effect to the Exchange Ratio used to determine the number of shares of common stock into which they were converted.
The computation of basic and diluted net (loss) income per share for the years ended December 31, 2022, 2021 and 2020 is summarized as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net (loss) income attributable to common stockholders	$(153,357)	$(96,048)	$324,117

Denominator:
Weighted average shares outstanding, basic	175,400,486	172,216,477	104,324,059
Weighted average shares outstanding, diluted	175,400,486	172,216,477	112,570,960

Net (loss) income per share, basic	$(0.87)	$(0.56)	$3.11
Net loss per share, diluted	$(0.87)	$(0.56)	$(0.35)
Potential common shares excluded from the computation of diluted net (loss) income per share because including them would have had an anti-dilutive effect for the years ended December 31, 2022, 2021 and 2020 are summarized as follows:

	Year Ended December 31,
	2022	2021	2020
Unexercised stock options	2,541,439	3,157,889	—
Unvested restricted stock units*	4,105,673	3,467,708	—
	6,647,112	6,625,597	—
* Potential common shares from unvested restricted stock units for the years ended December 31, 2022, 2021 and 2020 include 1,336,667, 1,910,914 and nil shares, respectively, where no accounting grant date has been established.
Note 19. Supplemental Cash Flow Information
Supplemental cash flow information for the years ended December 31, 2022, 2021 and 2020 is summarized as follows:

	Year Ended December 31,
	2022	2021	2020
Cash paid for interest	$—	$(8)	$(144)
Cash paid for taxes	$—	$—	$—

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,921)	$(1,386)	$(1,446)
Right-of-use assets obtained in exchange for lease obligations	$—	$3,410	$1,007

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of noncash investing and financing activities:
Warrants exercised where proceeds are included within prepaid expenses and other current assets	$—	$—	$11,978
Settlement of convertible notes payable and convertible note payable derivative liabilities	$—	$—	$44,039
Common stock issued for purchase of assets	$16,115	$—	$—
Acquisitions of property and equipment and intangible assets included in accounts payable and other	$59	$246	$—
Note 20. Retirement Plan
The Company has adopted a 401(k) plan to provide all eligible employees a means to accumulate retirement savings on a tax-advantaged basis. The 401(k) plan requires participants to be at least 21 years old and have 30 days of service. Plan participants may make elective contributions up to the maximum percentage of compensation and dollar amount allowed under the Internal Revenue Code and are always 100% vested in their elective contributions. The Company has also established a Profit Sharing plan in which the employer may make contributions on the employee’s behalf (“discretionary employer contributions”). The Company did not make any Profit Sharing contributions during the years ended December 31, 2022, 2021 and 2020.
33

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our Principal Executive Officer and Principal Financial Officer) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Based on our management’s evaluation (with the participation of our Principal Executive Officer and Principal Financial Officer), of the effectiveness of our internal controls over financial reporting as of December 31, 2022, which was based on the framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2022, our internal control over financial reporting was effective as of December 31, 2022. Our independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of our internal control over financial reporting and as of December 31, 2022, as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In September 2022, we acquired certain assets (the “Acquired Assets”) of General Electric Company's GE Additive business (the “Acquisition”). As a result, the Company has expanded certain controls such as review and integration of a material acquisition.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Hyliion Holdings Corp.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Hyliion Holdings Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 28, 2023 expressed an unqualified opinion on those financial statements.
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
February 28, 2023

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be contained in, and is hereby incorporated by reference to, our definitive proxy statement for the 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2022. This includes information regarding our Code of Business Conduct and Ethics.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2023 Proxy Statement, which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2022.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2023 Proxy Statement, which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2022.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2023 Proxy Statement, which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2022.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2023 Proxy Statement, which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2022.

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

2.2+
Asset Purchase Agreement, dated August 24, 2022, by and between Hyliion Holdings Corp. and General Electric Company, acting solely by and through its GE Aviation business unit (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on August 25, 2022).

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

4.3
Description of Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 (File No. 001-38823) filed with the SEC on May 17, 2021).

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

10.5(c)*†	Hyliion 2020 Equity Incentive Plan, Form of PRSU Award Agreement.
10.6†
Employment Agreement, dated December 2, 2020, by and between Hyliion Holdings Corp. and Patrick Sexton (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on December 7, 2020).

10.7†
Amendment to Employment Agreement, dated October 13, 2021, by and between Hyliion Holdings Corp. and Patrick Sexton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on October 14, 2021).

10.8+
First Amendment to Industrial Lease, dated December 1, 2020, by and between IGX Brushy Creek, LLC and Hyliion Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 001-38823) filed with the SEC on February 24, 2022).

10.9+
Second Amendment to Industrial Lease, dated June 2, 2021, by and between IGX Brushy Creek, LLC and Hyliion Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-38823) filed with the SEC on February 24, 2022).

10.10+
Third Amendment to Industrial Lease, dated December 17, 2021, by and between IGX Brushy Creek, LLC and Hyliion Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-38823) filed with the SEC on February 24, 2022).

10.11†
Amended and Restated Employment Agreement, dated February 24, 2022, by and between Hyliion Holdings Corp. and Thomas Healy (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 001-38823) filed with the SEC on February 24, 2022).

10.12†
Amended and Restated Employment Agreement, dated February 24, 2022, by and between Hyliion Holdings Corp. and Sherri Baker (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (File No. 001-38823) filed with the SEC on February 24, 2022).

10.13†
Amended and Restated Employment Agreement, dated February 24, 2022, by and between Hyliion Holdings Corp. and Dennis Gallagher (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (File No. 001-38823) filed with the SEC on February 24, 2022).

10.14†
Amended and Restated Employment Agreement, dated February 24, 2022, by and between Hyliion Holdings Corp. and Patrick Sexton (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K (File No. 001-38823) filed with the SEC on February 24, 2022).

10.15†
Amended and Restated Employment Agreement, dated February 24, 2022, by and between Hyliion Holdings Corp. and Jose Oxholm (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K (File No. 001-38823) filed with the SEC on February 24, 2022).

10.16†
Employment Agreement, dated February 24, 2022, by and between Hyliion Holdings Corp. and Cheri Lantz (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 001-38823) filed with the SEC on February 24, 2022).

10.17†
Separation Agreement and General Release, dated September 15, 2022, by and between Hyliion Holdings Corp. and Sherri Baker (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-38823) filed with the SEC on November 9, 2022).

10.18†
Employment Agreement, dated September 12, 2022, by and between Hyliion Holdings Corp. and Jon Panzer (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-38823) filed with the SEC on November 9, 2022).

14.1*	Code of Business Conduct and Ethics, dated September 27, 2022.
21.1*	List of Subsidiaries.
23.1*	Consent of Grant Thornton Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL)
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

HYLIION HOLDINGS CORP.

Date: February 28, 2023	By:	/s/ Thomas Healy
Thomas Healy
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Healy	President and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2023
Thomas Healy

/s/ Jon Panzer	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2023
Jon Panzer

/s/ Andrew H. Card, Jr.	Director	February 28, 2023
Andrew H. Card, Jr.

/s/ Elaine L. Chao	Director	February 28, 2023
Elaine L. Chao

/s/ Jeffrey A. Craig	Director	February 28, 2023
Jeffrey A. Craig

/s/ Vincent T. Cubbage	Director	February 28, 2023
Vincent T. Cubbage

/s/ Mary E. Gustanski	Director	February 28, 2023
Mary E. Gustanski

/s/ Howard Jenkins	Director	February 28, 2023
Howard Jenkins

/s/ Robert M. Knight, Jr.	Director	February 28, 2023
Robert M. Knight, Jr.

/s/ Stephen Pang	Director	February 28, 2023
Stephen Pang