Form 10-Q
period 2023-03-31
Hyliion Holdings Corp.
filed 2023-05-09
CIK 1759631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
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
As of April 28, 2023, 180,829,019 shares of common stock, par value $0.0001 per share, were issued and outstanding.

HYLIION HOLDINGS CORP.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HYLIION HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$85,206	$119,468
Accounts receivable	837	1,136
Inventory	869	74
Prepaid expenses and other current assets	15,282	9,795
Short-term investments	196,768	193,740
Total current assets	298,962	324,213

Property and equipment, net	8,303	5,606
Operating lease right-of-use assets	6,168	6,470
Intangible assets, net	222	200
Other assets	1,674	1,686
Long-term investments	103,433	108,568
Total assets	$418,762	$446,743

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,028	$2,800
Current portion of operating lease liabilities	454	347
Accrued expenses and other current liabilities	10,567	11,535
Total current liabilities	14,049	14,682

Operating lease liabilities, net of current portion	6,525	6,972
Other liabilities	1,581	1,515
Total liabilities	22,155	23,169

Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 180,695,572 and 179,826,309 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	18	18
Additional paid-in capital	399,674	397,810
(Accumulated deficit) retained earnings	(3,085)	25,746
Total stockholders’ equity	396,607	423,574
Total liabilities and stockholders’ equity	$418,762	$446,743
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenues
Product sales and other	$310	$340
Total revenues	310	340
Cost of revenues
Product sales and other	691	2,099
Total cost of revenues	691	2,099
Gross loss	(381)	(1,759)
Operating expenses
Research and development	20,918	15,808
Selling, general and administrative	10,981	9,824
Total operating expenses	31,899	25,632
Loss from operations	(32,280)	(27,391)
Interest income	3,462	285
Gain (loss) on disposal of assets	2	(2)
Other expense, net	(15)	—
Net loss	$(28,831)	$(27,108)

Net loss per share, basic and diluted	$(0.16)	$(0.16)

Weighted-average shares outstanding, basic and diluted	180,118,044	173,584,573
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share data)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	179,826,309	$18	$397,810	$25,746	$423,574
Exercise of common stock options and vesting of restricted stock units, net	869,263	—	(176)	—	(176)
Share-based compensation	—	—	2,040	—	2,040
Net loss	—	—	—	(28,831)	(28,831)
Balance at March 31, 2023	180,695,572	$18	$399,674	$(3,085)	$396,607

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	173,468,979	$17	$374,795	$179,103	$553,915
Exercise of common stock options and vesting of restricted stock units, net	336,155	—	(92)	—	(92)
Share-based compensation	—	—	1,563	—	1,563
Net loss	—	—	—	(27,108)	(27,108)
Balance at March 31, 2022	173,805,134	$17	$376,266	$151,995	$528,278
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(28,831)	$(27,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	524	270
Amortization and accretion of investments, net	(194)	578
Noncash lease expense	302	303
Inventory write-down	231	1,325
(Gain) loss on disposal of assets	(2)	2
Share-based compensation	2,040	1,563
Changes in operating assets and liabilities:
Accounts receivable	299	(695)
Inventory	(1,026)	(1,397)
Prepaid expenses and other assets	(5,313)	98
Accounts payable	215	(4,249)
Accrued expenses and other liabilities	(1,144)	219
Operating lease liabilities	(340)	(212)
Net cash used in operating activities	(33,239)	(29,303)

Cash flows from investing activities
Purchase of property and equipment and other	(2,988)	(209)
Proceeds from sale of property and equipment	2	—
Purchase of investments	(31,394)	(59,234)
Proceeds from sale and maturity of investments	33,533	57,500
Net cash used in investing activities	(847)	(1,943)

Cash flows from financing activities
Proceeds from exercise of common stock options	19	28
Taxes paid related to net share settlement of equity awards	(195)	(120)
Net cash used in financing activities	(176)	(92)

Net decrease in cash and cash equivalents and restricted cash	(34,262)	(31,338)
Cash and cash equivalents and restricted cash, beginning of period	120,133	259,110
Cash and cash equivalents and restricted cash, end of period	$85,871	$227,772

Supplemental disclosure of noncash investing and financing activities:
Acquisitions of property and equipment included in accounts payable and other	$255	$282
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
The Company is currently selling its commercial Hybrid system, and the Hypertruck ERX system is in the design verification phase. Additionally, in 2022 the Company acquired new fuel agnostic capable generator technology with which it plans to develop and commercialize as the Hypertruck KARNO. Finally, the Company recently announced an agreement with Hyzon Motors USA Inc. (“Hyzon”) to jointly develop a prototype fuel cell powered vehicle, with limited research and development in the first phase.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Hyliion Holdings Corp. and its wholly-owned subsidiary. Intercompany transactions and balances have been eliminated upon consolidation. The condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), which permit reduced disclosure for interim periods. The condensed consolidated balance sheet at December 31, 2022 was derived from audited financial statements for the fiscal year then ended, but does not include all necessary disclosures required with respect to annual financial statements. In the opinion of the Company, these condensed consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s 2022 Annual Report. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.
These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is an early-stage growth company and has generated negative cash flows from operating activities since inception. At March 31, 2023, the Company had total equity of $396.6 million, inclusive of cash and cash equivalents of $85.2 million and total investments of $300.2 million. Based on this, the Company has sufficient funds to continue to execute its business strategy for the next twelve months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q.
Use of Estimates
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
Restricted Cash
The Company has provided its corporate headquarters lessor with a letter of credit for $0.7 million to secure the performance of the Company's lease obligations, backed by a restricted cash deposit to pay any draws on the letter of credit by the lessor. Total cash and cash equivalents and restricted cash as presented in the condensed consolidated statements of cash flows is summarized as follows:

	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
Cash and cash equivalents	$85,206	$119,468	$227,107	$258,445
Restricted cash included in other assets	665	665	665	665
	$85,871	$120,133	$227,772	$259,110
Accounts Receivable
Accounts receivable are stated at a gross invoice amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained at a level considered adequate to provide for potential account losses on the balance based on the Company’s evaluation of the anticipated impact of current economic conditions, changes in the character and size of the balance, past and expected future loss experience and other pertinent factors. At March 31, 2023 and December 31, 2022, accounts receivable included amounts receivable from customers of $0.4 million and $1.1 million, respectively. At March 31, 2023 and December 31, 2022, allowance for doubtful accounts on customer receivables was $0.1 million and $0.1 million, respectively.
The portion of our net accounts receivable from significant customers is summarized as follows:

	March 31, 2023	December 31, 2022
Customer A	87%	82%
Customer C	—	12
Customer F	13	—
	100%	94%
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
We recognize revenue on Hybrid system sales and Class 8 semi-trucks outfitted with Hybrid systems upon delivery to, and acceptance of the vehicle by, the customer, which is when control transfers. Contracts are reviewed for significant financing components and payments are typically received within 30 days of delivery. The sale of a Hybrid system to an end-use fleet customer consists of a completed modification to the customer vehicle and the installation services involve significant integration of the Hybrid system with the customer’s vehicle. Installation services are not distinct within the context of the contract and together with the sale of the Hybrid system represent a single performance obligation. We do not offer any sales returns. Amounts billed to customers related to shipping and handling are classified as revenue, and we have elected to recognize the cost for freight and shipping when control has transferred to the customer as a cost of revenue. Our policy is to exclude taxes collected from customers from the transaction price of contracts. In the fourth quarter of fiscal 2021, we began taking deposits to secure future Hypertruck ERX production slots. Such deposits were immaterial at March 31, 2023 and December 31, 2022.
When a Class 8 semi-truck with a Hybrid system upfit is resold to a customer, judgment is required to determine if we are the principal or agent in the arrangement. We consider factors such as, but not limited to, which entity has the primary responsibility for fulfilling the promise to provide the specified good or service, which entity has inventory risk before the specified good or service has been transferred to a customer and which entity has discretion in establishing the price for the specified good or service. We have determined that we are the principal in transactions involving the resale of Class 8 semi-trucks outfitted with the Hybrid system.
The disaggregation of our revenue sources is summarized as follows and is attributable to the U.S.:

	Three Months Ended March 31,
	2023	2022
Hybrid systems and other	$54	$340
Class 8 semi-truck prepared for Hybrid system upfit	256	—
Total product sales and other	$310	$340
The portion of our revenues from significant customers is summarized as follows:

	Three Months Ended March 31,
	2023	2022
Customer A	87%	26%
Customer B	—	22
Customer D	—	26
Customer E	—	17
Customer F	13	—
	100%	91%
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

Note 3. Investments
The amortized cost, unrealized gains and losses, fair value and maturities of our held-to-maturity investments at March 31, 2023 and December 31, 2022 are summarized as follows:

		Fair Value Measurements at March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$38,636	$—	$(100)	$38,536
U.S. government agency bonds	12,442	17	(254)	12,205
State and municipal bonds	35,663	69	(347)	35,385
Corporate bonds and notes	213,460	96	(2,272)	211,284
	$300,201	$182	$(2,973)	$297,410

		Fair Value Measurements at December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$36,675	$2	$(161)	$36,516
U.S. government agency bonds	12,441	6	(328)	12,119
State and municipal bonds	40,104	28	(628)	39,504
Corporate bonds and notes	213,088	76	(3,344)	209,820
	$302,308	$112	$(4,461)	$297,959

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$196,768	$194,405	$193,740	$191,094
Due after one year through five years	103,433	103,005	108,568	106,865
	$300,201	$297,410	$302,308	$297,959
Note 4. Fair Value Measurements
The fair value measurements of our financial assets at March 31, 2023 and December 31, 2022 are summarized as follows:

	Fair Value Measurements at March 31, 2023
	Level I	Level II	Level III	Total
Cash and cash equivalents	$85,206	$—	$—	$85,206
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	38,536	—	38,536
U.S. government agency bonds	—	12,205	—	12,205
State and municipal bonds	—	35,385	—	35,385
Corporate bonds and notes	—	211,284	—	211,284
	$85,871	$297,410	$—	$383,281

	Fair Value Measurements at December 31, 2022
	Level I	Level II	Level III	Total
Cash and cash equivalents	$119,468	$—	$—	$119,468
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	36,516	—	36,516
U.S. government agency bonds	—	12,119	—	12,119
State and municipal bonds	—	39,504	—	39,504
Corporate bonds and notes	—	209,820	—	209,820
	$120,133	$297,959	$—	$418,092
Note 5. Inventory
The carrying value of our inventory at March 31, 2023 and December 31, 2022 is summarized as follows:

	March 31, 2023	December 31, 2022
Raw materials	$761	$—
Work in process	—	—
Finished goods	108	74
	$869	$74
During the three months ended March 31, 2023 and 2022, we recorded inventory write-downs of $0.2 million and $1.3 million, respectively, included in cost of revenues.
Note 6. Property and Equipment, Net
Property and equipment, net at March 31, 2023 and December 31, 2022 is summarized as follows:

	March 31, 2023	December 31, 2022
Production machinery and equipment	$7,632	$5,897
Vehicles	1,906	817
Leasehold improvements	1,143	1,002
Office furniture and fixtures	199	162
Computers and related equipment	1,530	1,367
	12,410	9,245
Less: accumulated depreciation	(4,107)	(3,639)
Total property and equipment, net	$8,303	$5,606
Note 7. Share-Based Compensation
During the three months ended March 31, 2023 and 2022, the Company granted 2.1 million and 2.0 million, respectively, restricted stock units which will vest over a period of one to three years, some of which include performance criteria based on the achievement of key Company milestones. During the three months ended March 31, 2023 and 2022, 0.2 million and 0.4 million, respectively, restricted stock units and options were forfeited. Share-based compensation expense for the three months ended March 31, 2023 and 2022 was $2.0 million and $1.6 million, respectively.

Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities at March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023	December 31, 2022
Accrued professional services and other	$6,490	$5,834
Accrued compensation and related benefits	3,183	4,773
Other accrued liabilities	894	928
	$10,567	$11,535
Note 9. Warranties
The change in warranty liability for the three months ended March 31, 2023 and 2022 is summarized as follows and included within accrued expenses and other current liabilities and other liabilities in the condensed consolidated balance sheets:

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$527	$44
Accrual for warranties issued	33	207
Net changes in accrual related to pre-existing warranties	—	(9)
Warranty charges	(25)	(4)
Balance at end of period	$535	$238
Note 10. Commitments and Contingencies
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
Note 11. Net Loss Per Share
The computation of basic and diluted net loss per share for the three months ended March 31, 2023 and 2022 is summarized as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(28,831)	$(27,108)

Denominator:
Weighted average shares outstanding, basic and diluted	180,118,044	173,584,573

Net loss per share, basic and diluted	$(0.16)	$(0.16)

Potential common shares excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the three months ended March 31, 2023 and 2022 are summarized as follows:

	Three Months Ended March 31,
	2023	2022
Unexercised stock options	2,444,263	2,928,756
Unvested restricted stock units*	4,563,859	4,260,994
	7,008,122	7,189,750
* Potential common shares from unvested restricted stock units for the periods ended March 31, 2023 and 2022 include 687,084 and 1,345,000 shares, respectively, where no accounting grant date has been established.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References to the “Company,” “Hyliion,” “we,” or “us” in this report refer to Hyliion Holdings Corp. and its wholly-owned subsidiary Hyliion Inc., unless expressly indicated or the context otherwise requires. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report and our audited consolidated financial statements and related notes thereto in our 2022 Annual Report.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q are forward-looking statements, including, but not limited to, statements regarding our strategy, prospects, plans, objectives, future operations, future revenue and earnings, projected margins and expenses, markets for our services, potential acquisitions or strategic alliances, financial position, and liquidity and anticipated cash needs and availability. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” variations of such words and similar expressions or the negatives thereof are intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements represent our management’s expectations as of the date of this filing and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of risks and uncertainties including, but not limited to, those described in the section entitled “Risk Factors” included in our 2022 Annual Report on Form 10-K and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”) that disclose risks and uncertainties that may affect our business. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the Commission. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we do not undertake, and expressly disclaim any duty, to publicly update or revise these statements, whether as a result of new information, new developments, or otherwise and even if experience or future changes make it clear that any projected results expressed in this Quarterly Report on Form 10-Q or future quarterly reports, press releases or company statements will not be realized. Unless specifically indicated otherwise, the forward-looking statements in this Quarterly Report on Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions or other business combinations that have not been completed as of the date of this filing. In addition, the inclusion of any statement in this Quarterly Report on Form 10-Q does not constitute an admission by us that the events or circumstances described in such statement are material. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled “Risk Factors” included in our 2022 Annual Report on Form 10-K. These and other factors could cause our results to differ materially from those expressed in this Quarterly Report on Form 10-Q.
Overview
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
We began selling the Hybrid system in late 2021 and it has been installed on a variety of our customers’ commercial vehicles, utilizing multiple original equipment manufacturer (“OEM”) platforms. Our Hybrid system deployments are with innovative fleets in the transportation and logistics sector and include a variety of duty cycles, use cases and geographical regions. A common application is to install the Hybrid system on a compressed natural gas (“CNG”) powered truck with a conventional drivetrain. The Hybrid system aims to improve performance by giving a power boost to the CNG drivetrain when needed, along with regenerative braking and an optional fully electric auxiliary power system. Across these customer installations, and over the entire Hyliion fleet, we have accumulated millions of real-world road miles on Class 8 semi-trucks.

We also plan to offer the Hypertruck ERX powertrain platform (“Hypertruck ERX system”), which is a complete electrified powertrain system leveraging an onboard CNG-fueled generator to supplement battery range to transform an OEM platform into a range-extended electric vehicle (“REEV”). Both solutions aim to support our customers’ pursuit of sustainability and financial goals by reducing GHG emissions and operating costs while utilizing existing fueling infrastructure. We plan to begin commercialization of the Hypertruck ERX system in the second half of 2023 and our first application will be deployed on a Class 8 Peterbilt 579 sleeper semi-truck.
The Hypertruck ERX system leverages the experience and operating data from our Hybrid system to offer a solution to replace the traditional diesel or CNG powertrain installed in new vehicles. Its onboard CNG generator functions as an electric range-extender, addressing the market need of having a fully electric drive truck that can travel long distance between refuels without relying on a broadly-distributed and reliable electric recharging network, as battery electric vehicles (“BEVs”) do. The system’s batteries are recharged by the onboard CNG generator, which when fueled by renewable natural gas (“RNG”), can offer commercial vehicle owners a net-carbon-negative-capable electrified powertrain option.
We believe CNG/RNG is the appropriate fuel source today, as it is cleaner and less expensive than diesel and broadly available. Over time, other fuels are expected to become available to reduce emissions, including hydrogen. Therefore, we have showcased a multistage roadmap that starts with utilizing a CNG/RNG generator and evolves into offering hydrogen-based solutions. The control software driving the Hypertruck system is designed to be easily adaptable to different fuel and generator types in accordance with customer and regulatory requirements, thereby reducing future capital investment and time to market.
For long-haul trucking, an electric powertrain with a CNG-fueled range extender generator is preferable today to a pure BEV due to both the comparable cost of fuels and existing availability of CNG fueling infrastructure compared to electric battery charging infrastructure. Class 8 semi-trucks can currently be refueled with CNG through an existing, geographically diverse, public and truck-accessible network of natural gas refueling stations established across North America. Globally, RNG, CNG and liquified natural gas (“LNG”) are also used widely used for land-based transport and trucking. We believe there is a greater opportunity for more rapid adoption of our electrified powertrain solutions across the U.S., Europe, and other countries compared to pure electric solutions, because of the extended range available between refueling events and due to the greater availability of refueling infrastructure compared to other electrified solutions.
In September 2022 we acquired assets including new hydrogen and fuel-agnostic-capable generator technology from General Electric Company's GE Additive business (“KARNO”). The KARNO generator emerged out of GE’s long-running R&D investments in metal additive manufacturing across multiple industries and in areas such as generator thermal and performance design. Initial testing indicates the KARNO generator is expected to comply with emissions standards of the California Air Resources Board (“CARB”) and the U.S. Environmental Protection Agency (“EPA”), even when utilizing conventional fuels. The technology is also expected to achieve a meaningful efficiency improvement over today’s conventional internal combustion engine (“ICE”) generators and could be more efficient than most available fuel cells. We expect these efficiency improvements to in turn enable fuel cost reductions and improved vehicle range while reducing operating costs. The technology should also provide for significant reductions in noise, vibration, moving parts and maintenance compared to conventional ICE generators. The KARNO generator is expected to be capable of operating with over 20 different fuel types including hydrogen, natural gas, propane, ammonia and conventional fossil fuels. The technology uses heat to drive a sealed linear generator to produce electricity. The heat is produced by reacting fuels through a flameless oxidation process. We are currently advancing development of the KARNO generator technology and plan for it to be the primary power source for the Hypertruck KARNO powertrain system (“Hypertruck KARNO system”) which we expect to commercialize in the coming years. We have begun building a Hypertruck KARNO system prototype that we expect to be operational in the second quarter of 2023. Finally, we are pursuing the commercialization of the KARNO generator for stationary power generation applications as well, particularly for electric vehicle charging, and for primary or backup power in buildings, data centers and other applications that could benefit from a low-cost, low-emissions, micro-grid.
In March 2023, we announced a new agreement with Hyzon Motors USA Inc. (“Hyzon”) to develop a fuel cell powered vehicle. This development is part of the third step in our multi-stage product roadmap towards a hydrogen future. The vehicle will use Hyliion’s electric powertrain system and Hyzon’s fuel cell technology as the generator. The powertrain will be integrated into a Peterbilt chassis and may be the predecessor of a future production truck (“Hypertruck Fuel Cell”).

Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including but not limited to current economic uncertainties, supply chain disruptions, inflation and rising interest rates as well as those discussed below and referenced in Item 1A. “Risk Factors.”
Successful Commercialization of Our Drivetrain Solutions
We began selling our Hybrid system in the fourth quarter of 2021. Our first early development Hypertruck ERX showcase unit was unveiled on August 31, 2021 at the ACT Expo in Long Beach, California and we’ve offered potential customers the opportunity to experience its operation in demonstration events and in real-world applications hauling freight for shippers.
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
We continue to make significant progress achieving a series of milestones on a development roadmap that we first laid out in late 2021. We completed assembly of the first verification vehicles in early 2022 that we subsequently used for design validation, on-road testing, customer Ride and Drive events and controlled fleet trials with customers. We successfully completed summer testing of the Hypertruck ERX system by taking four vehicles to Davis Dam in Arizona where they were subjected to rigorous operation, hauling heavy loads up steep grades and over long distances in temperatures of up to 110 degrees Fahrenheit. All trucks successfully completed testing, and critical design opportunities that were identified have been incorporated into current production plans.
We also deployed verification vehicles into controlled fleet trials with customers, where the trucks are used in standard freight hauling operations with the fleets’ customers. Fleet trials provide the opportunity for Hyliion engineers and technicians to closely monitor vehicles operations and obtain feedback from drivers on how well the powertrain functions. Late in 2022, we began subjecting verification vehicles to winter testing where we observed system operation in extremely cold conditions.
Prior to beginning commercialization of the Hypertruck ERX system, which is expected in the second half of 2023, we will complete extended fleet trials with more trucks and more customers and obtain required certifications with CARB, the EPA, and the National Highway Traffic Safety Administration.
Supply chain constraints in 2022 were widespread in the trucking industry, causing continued shortages or longer-lead times of semiconductors and other key components needed for truck production and extending delivery times for new trucks. We are working with Peterbilt to secure build slots for this calendar year to mitigate potential supply chain impacts to our Hypertruck ERX development and production schedule. We continue to work closely with our current supply base to improve delivery of components for the quarters ahead and are diligently seeking alternative sources of supply for components that meet our technical specifications with shorter lead times.
In the second half of 2023, we plan to first release the Hypertruck ERX system into commercial production leveraging a natural gas engine as the onboard generator. We plan to begin production in the third quarter of 2023 by installing our Hypertruck ERX powertrain system into de-contented chassis from Peterbilt. Our strategy is to begin shifting to become a powertrain company and to sell our solutions directly to the OEMs for them to integrate into their production facilities. We also plan to begin by selling the entire vehicle directly to customers but then transition over time to a business model where OEMs also assume this role.
In future years, we plan to release the Hypertruck KARNO system, our fuel agnostic variant on our journey to a hydrogen-based future. We will also explore other adjacent markets to leverage the KARNO technology for cost savings and emissions reductions including stationary power generation. Ultimately, we plan to release a fuel cell powered vehicle that also uses Hyliion’s electric powertrain system.
We anticipate that a substantial portion of our capital resources and efforts in the near future will be focused on the continued development and commercialization of our drivetrain solutions and for working capital purposes as we ramp up production volumes of the Hypertruck ERX system. The amount and timing of our future funding requirements, if any, will depend on many factors, including but not limited to, the pace at which we shift to selling powertrains versus trucks, the scope and results of our research and development efforts, the breadth of product offerings we plan to commercialize, as well as factors that are outside of our control.
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
Recently, we began revisiting existing agreements with customers, which are non-binding and subject to finalization of terms, with a goal of restructuring and simplifying the Founders program. Specifically, we are seeking to improve economic terms for Hyliion, including having fleets absorb more of the component cost inflation we’ve experienced over the past year. The likely outcome of these changes is a shift in the mix of participants, the number of trucks purchased by each company and the resulting size of the Founders Program. As we adjust terms and the mix of customers, we expect to see sales directed to a broader range of initial customers which will positively expand the experience base of our customers and drive future sales growth.
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
We began selling the Hybrid system in the fourth quarter of 2021 and generated $2.1 million in revenue in 2022 from selling Hybrid systems, where our powertrain technology is retrofitted onto existing trucks, and full trucks with the Hybrid system pre-installed. We recorded $310 thousand in Hybrid sales in the first quarter of 2023, which included a full truck with a Hybrid system installed and other Hybrid systems.

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

Results of Operations
Comparison of Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022
Our results of operations for the three months ended March 31, 2023 (the “current quarter”) and 2022 on a consolidated basis are summarized as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenues
Product sales and other	$310	$340	$(30)	(8.8)%
Total revenues	310	340	(30)	(8.8)%
Cost of revenues
Product sales and other	691	2,099	(1,408)	(67.1)%
Total cost of revenues	691	2,099	(1,408)	(67.1)%
Gross loss	(381)	(1,759)	1,378	(78.3)%
Operating expenses
Research and development	20,918	15,808	5,110	32.3%
Selling, general and administrative expenses	10,981	9,824	1,157	11.8%
Total operating expenses	31,899	25,632	6,267	24.4%
Loss from operations	(32,280)	(27,391)	(4,889)	17.8%
Interest income	3,462	285	3,177	1,114.7%
Gain (loss) on disposal of assets	2	(2)	4	N/A
Other expense, net	(15)	—	(15)	N/A
Net loss	$(28,831)	$(27,108)	$(1,723)	6.4%

Net loss per share, basic and diluted	$(0.16)	$(0.16)	$—	—%

Weighted-average shares outstanding, basic and diluted	180,118,044	173,584,573	6,533	3.8%
Revenue
Sales associated with our Hybrid products were flat. We continue to pursue the sale of both Hybrid systems as well as complete vehicles installed with our Hybrid system.
Cost of Revenues
Cost of revenues associated with our Hybrid products decreased $1.4 million. We expect a difference in timing between recognition of revenues and cost of revenues due to write-down of inventory to net realizable value in periods generally when the components are received, which may not coincide with the period in which sales of systems with those components installed are realized. The decrease in cost of revenues includes:
•A decrease in inventory write-downs of $1.1 million attributable to inventory on hand that had a cost higher than its expected net realizable value as we purchased less inventory in the current quarter;
•A decrease in costs associated with sales of Hybrid systems and class 8 semi-trucks of $0.1 million; and
•A decrease in warranty costs of $0.2 million for estimated costs to administer and maintain the warranty program for labor, transportation and parts, excluding any contribution from vendors as we sold fewer Hybrid systems in the current quarter.
Research and Development
Research and development expenses increased $5.1 million primarily due to:
•An increase of $1.7 million for the design and testing of our Hypertruck ERX system including an increase in expenses related to components, services and personnel as we build out our engineering, operations and supply chain teams and associated capabilities; and

•An increase of $3.4 million for the design and testing of our Hypertruck KARNO system which was acquired in September 2022.
Selling, General and Administrative
Selling, general, and administrative expenses increased $1.2 million primarily due to:
•An increase in personnel and benefits of $1.7 million due to workforce growth over the past year and inflation; partially offset by
•A decrease of $0.7 million for insurance costs.
Other Income (Expense)
Total other income increased $3.2 million primarily due to an increase in interest income on investments.
Liquidity and Capital Resources
At March 31, 2023, our current assets were $299.0 million, consisting primarily of cash and cash equivalents of $85.2 million, short-term investments of $196.8 million and prepaid expenses of $15.3 million. Our current liabilities were $14.0 million primarily comprised of accounts payable, accrued expenses and operating lease liabilities.
We believe the credit quality and liquidity of our investment portfolio at March 31, 2023 is strong and will provide sufficient liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply and demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity whereby no investment security may have a final maturity of more than 36 months from the date of acquisition or a weighted average maturity exceeding 18 months. Eligible investments under the Company’s investment policy bearing a minimum credit rating of A1, A-1, F1 or higher for short-term investments and A2, A, or higher for longer-term investments include money market funds, commercial paper, certificates of deposit and municipal securities. Additionally, all of our debt securities are classified as held-to-maturity as we have the intent and ability to hold these investment securities to maturity, which minimizes any realized losses that we would recognize prior to maturity. However, even with this approach we may incur investment losses as a result of unusual or unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.
Based on our past performance, we believe our current assets will be sufficient to continue and execute on our business strategy and meet our capital requirements for the next twelve months. Our primary short-term cash needs are Hypertruck ERX product development costs and components purchased to support the start of production, operating expenses and production and related costs of Hybrid systems. We plan to stay asset-light and utilize third parties to perform assembly and manufacturing at scale.
We expect to continue to incur net losses in the short term, as we continue to execute on our strategic initiatives by completing the development and commercialization of the electrified drive systems for Class 8 semi-trucks and scaling the Company’s operations to meet anticipated demand. Further, we plan to develop and commercialize (i) the fuel agnostic Hypertruck KARNO with an anticipated commercial launch a few years after the Hypertruck ERX and (ii) a fuel cell powered vehicle using Hyliion’s electric powertrain system. However, actual results could vary materially and negatively as a result of a number of factors including, but not limited to, those discussed in Part II, Item 1A. “Risk Factors.”
We have begun taking actions to reduce the rate of spending as we continue to advance our solutions. These actions include reducing capital spending, hiring and other expenses, renegotiating agreements with Founders program customers to improve financial terms for Hyliion, and scaling back the ramp up of truck production to reduce losses and the need for increased working capital. These actions are expected to extend the timeline that existing capital resources can fund company operations prior to reaching profitability or needing to raise additional capital. The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our research and development efforts, the breadth of product offerings we plan to commercialize, the pace of sales and production growth, as well as factors that are outside of our control.
During the periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

Cash Flows
Net cash, cash equivalents and restricted cash provided by or used in operating activities, investing activities and financing activities for the three months ended March 31, 2023 and 2022 is summarized as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash from operating activities	$(33,239)	$(29,303)
Cash from investing activities	(847)	(1,943)
Cash from financing activities	(176)	(92)
	$(34,262)	$(31,338)
Cash from Operating Activities
For the three months ended March 31, 2023, cash flows used in operating activities were $33.2 million. Cash used primarily related to a net loss of $28.8 million, adjusted for a $7.3 million change in working capital accounts and $2.9 million in certain non-cash expenses (including $5.3 million related to prepaid expenses and other assets and $0.9 million related to accounts payable, accrued expenses and other liabilities, partially offset by $2.0 million related to share-based compensation and $0.6 million related to depreciation, amortization and accretion charges).
For the three months ended March 31, 2022, cash flows used in operating activities were $29.3 million. Cash used primarily related to a net loss of $27.1 million, adjusted for a $6.2 million change in working capital accounts and $4.0 million in certain non-cash expenses (including $4.0 million related to accounts payable, accrued expenses and other liabilities and $0.7 million related to accounts receivable, partially offset by $1.6 million related to share-based compensation and $1.2 million related to depreciation, amortization and accretion charges).
Cash from Investing Activities
For the three months ended March 31, 2023, cash flows used in investing activities were $0.8 million. Cash used related to the purchase of investments of $31.4 million and acquired property and equipment of $3.0 million, offset by the sale or maturity of investments of $33.5 million.
For the three months ended March 31, 2022, cash flows used in investing activities were $1.9 million. Cash used primarily related to the purchase of investments totaling $59.2 million, partially offset by the sale or maturity of investments of $57.5 million.
Cash from Financing Activities
For the three months ended March 31, 2023, cash flows used in financing activities were $0.2 million. Cash flows were primarily due to payment of taxes related to net share settlement of equity awards of $0.2 million.
For the three months ended March 31, 2022, cash flows used in financing activities were $0.1 million. Cash flows were primarily due to payment of taxes related to net share settlement of equity awards of $0.1 million.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our 2022 Annual Report that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues and expenses.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A description of the market risks associated with our business is contained in the “Quantitative and Qualitative Disclosures About Market Risk” section of our 2022 Annual Report. There have been no material changes to our market risks as therein previously reported.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our Principal Executive Officer and Principal Financial Officer) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Principal Executive Officer and Principal Financial Officer have concluded that, at March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time in the ordinary course of business, the Company may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our 2022 Annual Report. There have been no material changes to our Risk Factors as therein previously reported.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Adoption of Executive Severance Plan
On May 4, 2023, at the recommendation of the Compensation Committee (the “Committee”) of the Board of Directors, the Board of Directors of the Company adopted and approved the Hyliion Holdings Corp. Executive Severance Plan (the “Severance Plan”) for eligible executives of the Company. The purpose of the Severance Plan is to attract and retain qualified executives by providing participants in the Severance Plan with an opportunity to receive severance benefits in the event of certain qualifying separations from employment with the Company. The new Severance Plan was the result of the Committee’s periodic review of the Company’s executive compensation and severance arrangements and benchmarking those practices to ensure the competitiveness of the Company in attracting and retaining executive talent.
The Severance Plan provides for severance benefits that are generally consistent with the severance benefits currently maintained in the forms of employment agreement entered into between the named executive officers and the Company. Generally, the Severance Plan provides that upon the separation from employment of a Severance Plan participant, other than for “Cause” (as defined in the Severance Plan) or due to death, disability or retirement, an executive will be eligible to receive: (i) monthly payments of salary continuation, equal to 1/12th of the Participant’s gross annual base salary in effect on the date of the qualifying termination, for twelve months (or such other period as the Committee may set for a participant); (ii) reimbursement for the cost of health benefits coverage continuation under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) for up to twelve months (or such other period as the Committee may set for a participant); (iii) immediate vesting for unvested equity awards (other than performance-based awards) granted to the participant more than one year prior to the date of separation; (iv) the continued ability to exercise unvested stock options for up to three years (or the earlier expiration of the option); and (v) vesting of performance-based equity awards based on actual performance with payment prorated for the number of full and partial months the participant was employed by the company during the performance periods applicable to any such awards. The Severance Plan also preserves the existing vesting treatment provided for in the form of employment agreement for named executive officers upon death. To receive benefits under the Severance Plan, participants who experience a qualifying termination must deliver and not subsequently revoke an executed release agreement for the benefit of the Company and its related parties, and must comply with certain restrictive covenants and obligations to the Company.
The Company anticipates that each of Messrs. Panzer, Gallagher, and Oxholm and Ms. Lantz will participate in the Severance Plan, and in connection with their participation will agree to terminate their existing employment agreements with the Company. Each of these executives, if they participate, would be eligible for twelve months of salary continuation and up to twelve months of COBRA continuation coverage as described above.
The above description is a summary of the terms of the Severance Plan and is qualified in its entirety by the full text of the Severance Plan, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.
Adoption of Form of Change in Control Agreement

Also on May 4, 2023, at the recommendation of the Committee, the Board of Directors of the Company adopted and approved a Form of Change in Control Agreement (the “CIC Agreement”) to be entered into with each of the Company’s named executive officers (including Mr. Healy). The new CIC Agreement was also the result of the Committee’s review of executive severance practices, as described above.
The CIC Agreement provides a standardized approach and benefits in the event that a CIC Agreement participant is separated from the Company under certain circumstances following a “Change in Control” (as that term is defined in the CIC Agreement). To receive the enhanced severance benefits provided under the CIC Agreement, the Company must experience a Change in Control and the executive must subsequently be separated by the Company other than for “Cause”, death or “Disability”, or must resign for “Good Reason” (each as defined in the CIC Agreement), within twelve months of the Change in Control. This is commonly known as a “double trigger” change in control arrangement.
If a CIC Agreement participant is separated from the Company and qualifies for enhanced severance benefits under the CIC Agreement, the individual will be eligible to receive: (i) in the case of a CIC Agreement participant that is a named executive officer, a lump sum payment equal to two times (or in the case of other individuals identified by the Committee to participate in the CIC Agreement, two, one or one-half times) the sum of (a) the CIC Agreement participant’s base salary and (b) the CIC Agreement participant’s target annual bonus (using the greater of the annual bonus for the year in which the Change in Control occurs or the year in which the separation occurs); (ii) coverage for the cost of health benefits coverage continuation under COBRA for up to 12 months (or in the case of the CEO, up to 18 months); (iii) immediate vesting of unvested equity awards (other than performance-based awards); and (iv) vesting of performance-based equity awards based on actual performance with payment prorated for the number of full and partial months the participant was employed by the company during the performance periods applicable to any such awards. To receive benefits under the CIC Agreement, a CIC Agreement participant who experiences a qualifying separation must deliver and not subsequently revoke an executed release agreement for the benefit of the Company and its related parties, and must comply with certain restrictive covenants and obligations to the Company.
Named executive officers, other than Mr. Healy, who choose to enter into the CIC Agreement with the Company will be required, as a condition to entering the agreement, to terminate their existing employment agreements with the Company. The Company anticipates that each of its named executive officers, including Mr. Healy, will enter into the CIC Agreement. Mr. Healy will retain his existing form of employment agreement, which was filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as it contains additional terms and conditions to other matters including intellectual property ownership.
The above description is a summary of the terms of the CIC Agreement and is qualified in its entirety by the full text of the CIC Agreement, a copy of which is attached hereto as Exhibit 10.2 and incorporated herein by reference.
ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*	Hyliion Holdings Corp. Executive Severance Plan
10.2*	Form of Change in Control Agreement
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2023	HYLIION HOLDINGS CORP.

/s/ Thomas Healy
	Name:	Thomas Healy
	Title:	President and Chief Executive Officer (Principal Executive Officer)

/s/ Jon Panzer
	Name:	Jon Panzer
	Title:	Chief Financial Officer (Principal Financial Officer)