Form 10-Q
period 2023-06-30
Hyliion Holdings Corp.
filed 2023-08-09
CIK 1759631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
As of July 28, 2023, 181,220,377 shares of common stock, par value $0.0001 per share, were issued and outstanding.

HYLIION HOLDINGS CORP.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HYLIION HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$48,205	$119,468
Accounts receivable	804	1,136
Inventory	892	74
Prepaid expenses and other current assets	15,853	9,795
Short-term investments	183,440	193,740
Total current assets	249,194	324,213

Property and equipment, net	8,942	5,606
Operating lease right-of-use assets	7,908	6,470
Intangible assets, net	237	200
Other assets	1,946	1,686
Long-term investments	122,694	108,568
Total assets	$390,921	$446,743

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,087	$2,800
Current portion of operating lease liabilities	768	347
Accrued expenses and other current liabilities	15,581	11,535
Total current liabilities	18,436	14,682

Operating lease liabilities, net of current portion	7,899	6,972
Other liabilities	1,441	1,515
Total liabilities	27,776	23,169

Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 181,152,151 and 179,826,309 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	18	18
Additional paid-in capital	401,439	397,810
(Accumulated deficit) retained earnings	(38,312)	25,746
Total stockholders’ equity	363,145	423,574
Total liabilities and stockholders’ equity	$390,921	$446,743
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Product sales and other	$266	$172	$576	$512
Total revenues	266	172	576	512
Cost of revenues
Product sales and other	307	2,145	998	4,244
Total cost of revenues	307	2,145	998	4,244
Gross loss	(41)	(1,973)	(422)	(3,732)
Operating expenses
Research and development	27,439	20,057	48,357	35,865
Selling, general and administrative	11,098	12,167	22,079	21,991
Total operating expenses	38,537	32,224	70,436	57,856
Loss from operations	(38,578)	(34,197)	(70,858)	(61,588)
Interest income	3,349	855	6,811	1,140
(Loss) gain on disposal of assets	(1)	(133)	1	(135)
Other income (expense), net	3	—	(12)	—
Net loss	$(35,227)	$(33,475)	$(64,058)	$(60,583)

Net loss per share, basic and diluted	$(0.19)	$(0.19)	$(0.35)	$(0.35)

Weighted-average shares outstanding, basic and diluted	180,966,908	173,897,517	180,544,821	173,741,910
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share data)

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	179,826,309	$18	$397,810	$25,746	$423,574
Exercise of common stock options and vesting of restricted stock units, net	869,263	—	(176)	—	(176)
Share-based compensation	—	—	2,040	—	2,040
Net loss	—	—	—	(28,831)	(28,831)
Balance at March 31, 2023	180,695,572	18	399,674	(3,085)	396,607
Exercise of common stock options and vesting of restricted stock units, net	456,579	—	44	—	44
Share-based compensation	—	—	1,721	—	1,721
Net loss	—	—	—	(35,227)	(35,227)
Balance at June 30, 2023	181,152,151	$18	$401,439	$(38,312)	$363,145

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	173,468,979	$17	$374,795	$179,103	$553,915
Exercise of common stock options and vesting of restricted stock units, net	336,155	—	(92)	—	(92)
Share-based compensation	—	—	1,563	—	1,563
Net loss	—	—	—	(27,108)	(27,108)
Balance at March 31, 2022	173,805,134	17	376,266	151,995	528,278
Exercise of common stock options and vesting of restricted stock units, net	193,834	—	15	—	15
Share-based compensation	—	—	1,922	—	1,922
Net loss	—	—	—	(33,475)	(33,475)
Balance at June 30, 2022	173,998,968	$17	$378,203	$118,520	$496,740
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(64,058)	$(60,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,132	554
Amortization and accretion of investments, net	(789)	1,043
Noncash lease expense	658	613
Inventory write-down	231	3,313
(Gain) loss on disposal of assets	(1)	135
Share-based compensation	3,761	3,485
Changes in operating assets and liabilities:
Accounts receivable	332	(44)
Inventory	(1,049)	(3,375)
Prepaid expenses and other assets	(5,763)	595
Accounts payable	(713)	(4,794)
Accrued expenses and other liabilities	3,418	4,024
Operating lease liabilities	(748)	(537)
Net cash used in operating activities	(63,589)	(55,571)

Cash flows from investing activities
Purchase of property and equipment and other	(3,952)	(559)
Proceeds from sale of property and equipment	2	—
Payments for security deposit, net	(45)	—
Purchase of investments	(99,193)	(106,797)
Proceeds from sale and maturity of investments	95,646	104,492
Net cash used in investing activities	(7,542)	(2,864)

Cash flows from financing activities
Proceeds from exercise of common stock options	84	54
Taxes paid related to net share settlement of equity awards	(216)	(131)
Net cash used in financing activities	(132)	(77)

Net decrease in cash and cash equivalents and restricted cash	(71,263)	(58,512)
Cash and cash equivalents and restricted cash, beginning of period	120,133	259,110
Cash and cash equivalents and restricted cash, end of period	$48,870	$200,598

Supplemental disclosure of noncash investing and financing activities:
Acquisitions of property and equipment included in accounts payable and other	$554	$66
Right-of-use assets obtained in exchange for lease obligations	$2,096	$—
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
We have begun the build of our first production unit of the Hypertruck ERX system 12-liter variant as of mid-2023. Additionally, in 2022 the Company acquired new fuel agnostic capable generator technology with which it plans to develop and commercialize as the Hypertruck KARNO system and a KARNO generator to be used in stationary power applications. Finally, the Company recently announced an agreement with Hyzon Motors USA Inc. (“Hyzon”) to jointly develop a prototype fuel cell powered vehicle, with limited research and development in the first phase.
The Company is currently selling its hybrid system, which utilizes intelligent electric drive axles with advanced algorithms and battery technology to optimize vehicle performance, enabling fleets to access an easy, efficient way to decrease fuel expenses, lower emissions and/or improve vehicle performance (“Hybrid”).
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
These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is an early-stage growth company and has generated negative cash flows from operating activities since inception. At June 30, 2023, the Company had total equity of $363.1 million, inclusive of cash and cash equivalents of $48.2 million and total investments of $306.1 million. Based on this, the Company has sufficient funds to continue to execute its business strategy for the next twelve months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q.
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
Restricted Cash
The Company has provided its corporate headquarters lessor with a letter of credit for $0.7 million to secure the performance of the Company's lease obligations, backed by a restricted cash deposit to pay any draws on the letter of credit by the lessor. Total cash and cash equivalents and restricted cash as presented in the condensed consolidated statements of cash flows is summarized as follows:

	June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
Cash and cash equivalents	$48,205	$119,468	$199,933	$258,445
Restricted cash included in other assets	665	665	665	665
	$48,870	$120,133	$200,598	$259,110
Accounts Receivable
Accounts receivable are stated at a gross invoice amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained at a level considered adequate to provide for potential account losses on the balance based on the Company’s evaluation of the anticipated impact of current economic conditions, changes in the character and size of the balance, past and expected future loss experience and other pertinent factors. At June 30, 2023 and December 31, 2022, accounts receivable included amounts receivable from customers of $0.3 million and $1.1 million, respectively. At June 30, 2023 and December 31, 2022, allowance for doubtful accounts on customer receivables was $0.1 million and $0.1 million, respectively.
The portion of our net accounts receivable from significant customers is summarized as follows:

	June 30, 2023	December 31, 2022
Customer A	55%	82%
Customer C	—	12
Customer G	24	—
Customer H	21	—
	100%	94%
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
We recognize revenue on Hybrid system sales and Class 8 semi-trucks outfitted with Hybrid systems upon delivery to, and acceptance of the vehicle by, the customer, which is when control transfers. Contracts are reviewed for significant financing components and payments are typically received within 30 days of delivery. The sale of a Hybrid system to an end-use fleet customer consists of a completed modification to the customer vehicle and the installation services involve significant integration of the Hybrid system with the customer’s vehicle. Installation services are not distinct within the context of the contract and together with the sale of the Hybrid system represent a single performance obligation. We do not offer any sales returns. Amounts billed to customers related to shipping and handling are classified as revenue, and we have elected to recognize the cost for freight and shipping when control has transferred to the customer as a cost of revenue. Our policy is to exclude taxes collected from customers from the transaction price of contracts. In the fourth quarter of fiscal 2021, we began taking deposits to secure future Hypertruck ERX production slots. Such deposits were immaterial at June 30, 2023 and December 31, 2022.
When a Class 8 semi-truck with a Hybrid system upfit is sold to a customer, judgment is required to determine if we are the principal or agent in the arrangement. We consider factors such as, but not limited to, which entity has the primary responsibility for fulfilling the promise to provide the specified good or service, which entity has inventory risk before the specified good or service has been transferred to a customer and which entity has discretion in establishing the price for the specified good or service. We have determined that we are the principal in transactions involving the resale of Class 8 semi-trucks outfitted with the Hybrid system.
The disaggregation of our revenue sources is summarized as follows and is attributable to the U.S.:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Hybrid systems and other	$266	$172	$320	$512
Class 8 semi-truck prepared for Hybrid system upfit	—	—	256	—
Total product sales and other	$266	$172	$576	$512
The portion of our revenues from significant customers is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer A	28%	—%	60%	18%
Customer B	—	61	—	35
Customer D	—	—	—	17
Customer E	—	—	—	11
Customer G	62	—	29	—
	90%	61%	89%	81%
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

Note 3. Investments
The amortized cost, unrealized gains and losses, fair value and maturities of our held-to-maturity investments at June 30, 2023 and December 31, 2022 are summarized as follows:

		Fair Value Measurements at June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$50,913	$—	$(81)	$50,832
U.S. government agency bonds	17,691	—	(386)	17,305
State and municipal bonds	35,221	—	(259)	34,962
Corporate bonds and notes	202,309	1	(2,149)	200,161
	$306,134	$1	$(2,875)	$303,260

		Fair Value Measurements at December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$36,675	$2	$(161)	$36,516
U.S. government agency bonds	12,441	6	(328)	12,119
State and municipal bonds	40,104	28	(628)	39,504
Corporate bonds and notes	213,088	76	(3,344)	209,820
	$302,308	$112	$(4,461)	$297,959

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$183,440	$182,117	$193,740	$191,094
Due after one year through five years	122,694	121,143	108,568	106,865
	$306,134	$303,260	$302,308	$297,959
Note 4. Fair Value Measurements
The fair value measurements of our financial assets at June 30, 2023 and December 31, 2022 are summarized as follows:

	Fair Value Measurements at June 30, 2023
	Level I	Level II	Level III	Total
Cash and cash equivalents	$48,205	$—	$—	$48,205
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	50,832	—	50,832
U.S. government agency bonds	—	17,305	—	17,305
State and municipal bonds	—	34,962	—	34,962
Corporate bonds and notes	—	200,161	—	200,161
	$48,870	$303,260	$—	$352,130

	Fair Value Measurements at December 31, 2022
	Level I	Level II	Level III	Total
Cash and cash equivalents	$119,468	$—	$—	$119,468
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	36,516	—	36,516
U.S. government agency bonds	—	12,119	—	12,119
State and municipal bonds	—	39,504	—	39,504
Corporate bonds and notes	—	209,820	—	209,820
	$120,133	$297,959	$—	$418,092
Note 5. Inventory
The carrying value of our inventory at June 30, 2023 and December 31, 2022 is summarized as follows:

	June 30, 2023	December 31, 2022
Raw materials	$761	$—
Finished goods	131	74
	$892	$74
During the three and six months ended June 30, 2023, we recorded inventory write-downs of nil and $0.2 million, respectively. During the three and six months ended June 30, 2022, we recorded inventory write-downs of $2.0 million and $3.3 million, respectively. These write-downs are included in cost of revenues.
Note 6. Property and Equipment, Net
Property and equipment, net at June 30, 2023 and December 31, 2022 is summarized as follows:

	June 30, 2023	December 31, 2022
Production machinery and equipment	$8,479	$5,897
Vehicles	2,013	817
Leasehold improvements	1,304	1,002
Office furniture and fixtures	223	162
Computers and related equipment	1,604	1,367
	13,623	9,245
Less: accumulated depreciation	(4,681)	(3,639)
Total property and equipment, net	$8,942	$5,606
Note 7. Share-Based Compensation
During the six months ended June 30, 2023 and 2022, the Company granted 2.5 million and 2.1 million, respectively, restricted stock units which will vest over a period of one to three years, some of which include performance criteria based on the achievement of key Company milestones. During the six months ended June 30, 2023 and 2022, 0.6 million and 0.5 million, respectively, restricted stock units and options were forfeited. Share-based compensation expense for the three and six months ended June 30, 2023 was $1.7 million and $3.8 million, respectively. Share-based compensation expense for the three and six months ended June 30, 2022 was $1.9 million and $3.5 million, respectively.

Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities at June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023	December 31, 2022
Accrued professional services and other	$11,041	$5,834
Accrued compensation and related benefits	3,581	4,773
Other accrued liabilities	959	928
	$15,581	$11,535
Note 9. Warranties
The change in warranty liability for the three and six months ended June 30, 2023 and 2022 is summarized as follows and included within accrued expenses and other current liabilities and other liabilities in the condensed consolidated balance sheets:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$535	$238	$527	$44
Accrual for warranties issued	120	124	153	331
Net changes in accrual related to pre-existing warranties	(23)	9	(23)	—
Warranty charges	(66)	(23)	(91)	(27)
Balance at end of period	$566	$348	$566	$348
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
Note 11. Net Loss Per Share
The computation of basic and diluted net loss per share for the three and six months ended June 30, 2023 and 2022 is summarized as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(35,227)	$(33,475)	$(64,058)	$(60,583)

Denominator:
Weighted average shares outstanding, basic and diluted	180,966,908	173,897,517	180,544,821	173,741,910

Net loss per share, basic and diluted	$(0.19)	$(0.19)	$(0.35)	$(0.35)

Potential common shares excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the three and six months ended June 30, 2023 and 2022 are summarized as follows:

	Three and Six Months Ended June 30,
	2023	2022
Unexercised stock options	2,053,599	2,761,006
Unvested restricted stock units*	4,063,027	4,154,423
	6,116,626	6,915,429
* Potential common shares from unvested restricted stock units for the periods ended June 30, 2023 and 2022 include 649,584 and 1,361,667 shares, respectively, where no accounting grant date has been established.

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
Overview
Our mission is to be the leading provider of electrified solutions for the commercial vehicle industry as well as other industries. Our goal is to reduce the carbon intensity and greenhouse gas (“GHG”) emissions in the transportation sector by providing electrified solutions for Class 8 vehicles that aim to reduce the cost of operation while utilizing existing fueling infrastructure and allowing for the use of a variety of fuels. Our solutions help support our customers’ pursuit of sustainability and financial goals by reducing GHG emissions and operating costs. Our current products and products under development utilize control software, data analytics, battery systems, fully integrated electric motors, and power electronics to produce our electrified powertrain systems.
Hypertruck ERX System
Late in 2023 we plan to begin selling the Hypertruck ERX powertrain platform (“Hypertruck ERX system”), with estimated sales in the year of 30 units. The Hypertruck ERX system is a complete electrified powertrain system leveraging an onboard CNG-fueled generator to supplement battery range to transform an OEM platform into a range-extended electric vehicle (“REEV”). The Hypertruck ERX system leverages the experience and operating data from our Hybrid system to offer a solution to replace the traditional diesel or CNG powertrain installed in new vehicles. Its onboard CNG generator functions as an electric range-extender, addressing the market need of having a fully electric drive truck that can travel long distance between refuels as there is not yet a national reliable electric recharging network for battery electric vehicles (“BEV”) do. The system’s batteries are recharged by the onboard CNG generator, which when fueled by renewable natural gas (“RNG”), can offer commercial vehicle owners a reduction in their GHG emissions and potentially a net-carbon-negative-capable electrified powertrain option.

We believe CNG/RNG is the appropriate fuel source today, as it is cleaner and less expensive than diesel and broadly available. Over time, other fuels are expected to become available to reduce emissions, including hydrogen. Therefore, we have showcased a multistage roadmap that starts with utilizing a CNG/RNG generator and evolves into offering fuel-agnostic and hydrogen-based solutions. The control software driving the Hypertruck system is designed to be adaptable to different fuel and generator types in accordance with customer and regulatory requirements, thereby reducing future capital investment and time to market.
For long-haul trucking, an electric powertrain with a CNG-fueled range extender generator is preferable today to a pure BEV due to both the comparable cost of fuels and existing availability of CNG fueling infrastructure compared to electric battery charging infrastructure. Class 8 semi-trucks can currently be refueled with CNG through an existing, geographically diverse, public and truck-accessible network of natural gas refueling stations established across North America. Globally, RNG, CNG and liquified natural gas (“LNG”) are also widely used for land-based transport and trucking. We believe there is a greater opportunity for more rapid adoption of our electrified powertrain solutions compared to pure electric solutions, because of the extended range available between refueling events and due to the greater availability of refueling infrastructure compared to other electrified solutions.
We plan to begin delivering trucks with the Hypertruck ERX system to customers in late 2023 and our first application will be deployed on a Class 8 Peterbilt 579 sleeper semi-truck utilizing a 12-liter generator. The Cummins 12-liter California Air Resources Board (“CARB”) certification will expire at the end of 2023. As a result, we have begun work on integrating a Cummins 15-liter generator, expected to be released in 2024, on the next variant of the Hypertruck ERX system, which also includes cost-and-weight-saving design changes. We expect the Hypertruck ERX system with the 15-liter generator to be available in late 2024 or early 2025. We expect that the 12-liter variant of the Hypertruck ERX system will be able to be sold in all states except California in 2024.
We also announced during the second quarter that the next version of the Hypertruck ERX platform will be a day cab model which is expected to be ready for commercialization in 2025. We have received broad customer interest in a day cab variant due to the challenges fleets have experienced with plug-in electric day cab trucks, including cost, limited battery range, and difficulty obtaining vehicle charging infrastructure. We have heard from fleets that the additional weight of the Hypertruck ERX sleeper variant will hinder its ability to operate in heavy-haul applications. Therefore, for the day cab variant, we are exploring ways to reduce battery and tank sizes to remove weight in addition to the weight savings of moving to a day cab.
Additionally, the CARB's recently-enacted Advanced Clean Fleets Regulation (“ACF”) includes earlier mandates as soon as 2027 for converting day cab trucks to cleaner alternatives including the Hypertruck ERX system.
KARNO System
In September 2022 we acquired assets including new hydrogen and fuel-agnostic-capable generator technology from General Electric Company's GE Additive business (“KARNO generator”). The KARNO generator emerged out of GE’s long-running research and development investments in metal additive manufacturing across multiple industries and in areas such as generator thermal and performance design. Initial testing indicates the KARNO generator is expected to comply with emissions standards of CARB and the U.S. Environmental Protection Agency (“EPA”), even when utilizing conventional fuels. The technology is also expected to achieve a meaningful efficiency improvement over today’s conventional internal combustion engine (“ICE”) generators and could be more efficient than most available fuel cells. We expect these efficiency improvements to in turn enable fuel cost reductions and improved vehicle range while reducing operating costs.
The technology should also provide for significant reductions in maintenance costs, noise and vibration compared to conventional ICE generators due to its unique design and single moving part per generator shaft. The KARNO generator is expected to be capable of operating with over 20 different fuel types including hydrogen, natural gas, propane, ammonia and conventional fossil fuels. The technology uses heat to drive a sealed linear generator to produce electricity. The heat is produced by reacting fuels through a flameless oxidation process. We are currently advancing development of the KARNO generator technology and plan for it to be the primary power source for the Hypertruck KARNO powertrain system (“Hypertruck KARNO system”) which we expect to commercialize in the coming years, with early fleet trials expected in 2026. We are currently completing assembly of an operational Hypertruck KARNO system prototype, which we expect to demonstrate with potential customers in the second half of 2023.
Finally, we are pursuing commercialization of the KARNO generator for stationary power generation applications as well, particularly for electric vehicle charging, conversion of waste and flare gas to electricity, renewables matching and for primary or backup power in buildings, data centers and other applications that could benefit from a low-cost, low-emissions, micro-grid power source. We expect deployments of KARNO generator stationary units in 2024 in initial revenue generating operations. We anticipate that the KARNO generator used in the Hypertruck KARNO system and in stationary applications will be nearly identical.

Hypertruck Fuel Cell System
In March 2023, we announced a new agreement with Hyzon Motors USA Inc. (“Hyzon”) to develop a fuel cell powered vehicle. This development is part of the third step in our multi-stage product roadmap towards a hydrogen future. The vehicle will use Hyliion’s electric powertrain system and Hyzon’s fuel cell technology as the generator. The powertrain will be integrated into a Peterbilt chassis and may be the predecessor of a future production truck (“Hypertruck Fuel Cell”). Completion of the prototype vehicle is expected in the fourth quarter of 2023.
Hybrid System
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
As we continue our journey of developing and delivering electrified Class 8 semi-truck powertrain solutions, we have seen a market shift and greater demand from fleets toward fully-electrified powertrain solutions, such as the Hypertruck ERX, as opposed to hybrid solutions. We are continuing to deliver our Hybrid system at low volumes to fleets that are requesting it, however are directing development and fleet discussions toward the Hypertruck ERX powertrain portfolio.
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
In November 2021, we began our Hypertruck ERX roadshow, which consists of numerous technology fleet experiences focused on demonstrating the features and benefits of the electric powertrain firsthand. The roadshow consists of “Ride and Drive” events and in-depth product education of the Hypertruck ERX system's features and benefits, including how it enables fleet decarbonization goals while also reducing total cost of ownership. Our development timeline will continue through 2023 as we place verification trucks into extended fleet trials with potential customers, seek certification of our powertrain from regulators, and as we approach first customer deliveries late in the year.
We have been tracking key development milestones on a roadmap that we first laid out in late 2021. We completed assembly of the first verification vehicles in early 2022 that we subsequently used for design validation, on-road testing, customer Ride and Drive events and fleet trials with customers. We successfully completed summer testing of the Hypertruck ERX system with rigorous operations in high temperature conditions. We also deployed verification vehicles into controlled fleet trials with customers, accompanied by Hyliion engineering personnel, where the trucks are used in standard freight hauling operations with the fleets’ customers. In late 2022 we began subjecting verification vehicles to winter testing where we observed system operation in extremely cold conditions.

Supply chain constraints in 2022 were widespread in the trucking industry, causing shortages or longer-lead times for key components needed for truck production and delays in our originally anticipated timeline. While such constraints have lessened in recent quarters, we continue to experience unexpected delays receiving critical components needed for assembly of our latest verification vehicle model, including wiring harnesses. As a result, we had fewer verification vehicles available during the second quarter than we anticipated and are requiring additional time to confirm operational reliability. Consequently, we delayed the start of extended customer fleet trials from the second quarter of 2023 to the third quarter.
We have worked with Peterbilt to secure build slots for this calendar year to mitigate the risk of supply chain impacts to our Hypertruck ERX development and production schedule. We also continue to work closely with our extended supply base to ensure the delivery of components needed for the quarters ahead and are diligently seeking alternative sources of supply for components that meet our technical specifications with shorter lead times.
We plan to release the Hypertruck ERX system into commercial production for delivery to customers in late 2023 leveraging a 12-liter natural gas engine as the onboard generator. At the end of the second quarter of 2023, we began assembly of the first production truck by installing our Hypertruck ERX powertrain system into a de-contented chassis from Peterbilt. Prior to delivering production trucks to customers, we plan to complete extended fleet trials with customers and finalize powertrain certifications with CARB, the EPA and the National Highway Traffic Safety Administration.
Companies, including Hyliion, in the truck electrification space face a number of challenges as they develop and scale the production of new clean vehicles and as customers employ these vehicles in their fleets. We continue to assess our business model and strategic priorities to ensure we are utilizing capital as effectively as possible. Our initial plan was to quickly ramp up Hypertruck ERX powertrain production and full truck sales. However, after assessing the costs and growth in working capital that we would incur by executing this plan, we have begun to shift to more capital-efficient ways to achieve growth in customer demand over the long-term while consuming less cash in the short-term. Our new goal is to continue the installation of production powertrain systems into trucks that we began late in the second quarter of 2023 while slowing the growth rate of production and sales that we originally anticipated. At the same time, we are investing in powertrain cost and weight reduction enhancements, which customers will demand, and planning a more rapid shift to selling powertrains versus full trucks. Our new strategy was developed in light of market conditions in order to remain conservative with our existing cash and investment balances. We expect to delivery 30 Hypertruck ERX systems by the end of 2023.
We plan to begin by selling the entire vehicle directly to customers but then begin shifting to become a powertrain company and to sell our solutions directly to the OEMs for them to integrate into their production facilities. OEM industry trends indicate that vehicle manufacturers will work to de-content components that their Tier 1 suppliers are providing as they work to vertically integrate. We plan to continually improve and differentiate our product offerings in an effort to offer the OEMs differentiated solutions and reduce the ability to de-content.
In 2024, we plan to complete our fuel agnostic Hypertruck KARNO system integration design, on our journey to a hydrogen-based future. We will also explore other adjacent markets to leverage the KARNO generator technology for cost savings and emissions reductions including stationary power generation. Ultimately, we plan to release a fuel cell powered vehicle that also uses Hyliion’s electric powertrain system.
We anticipate that a substantial portion of our capital resources and efforts in the near future will be focused on the continued development and commercialization of our drivetrain solutions, the development of the KARNO generator, and for working capital purposes as we ramp up production volumes of the Hypertruck ERX system. The amount and timing of our future funding requirements, if any, will depend on many factors, including but not limited to, the pace at which we shift to selling powertrains versus trucks, the scope and results of our research and development efforts, the breadth of product offerings we plan to commercialize, as well as factors that are outside of our control.
Customer Demand
In 2022, we announced our Founders Program, which comprised a group of initial customers that committed to purchase the first 210 Hypertruck ERX units. Delivery of these units was expected to occur between the fourth quarter of 2023 and the end of the first quarter of 2024. Recently, we began revisiting these initial agreements with customers, which are non-binding and subject to finalization of terms, with a goal of restructuring and simplifying the Founders program. Specifically, we are seeking to improve economic terms for Hyliion, including having fleets absorb more of the component cost inflation we’ve experienced over the past year. Sales negotiations are ongoing, with the likely outcome that the first 30 production trucks will be delivered to customers by year end.

We also believe that the successful completion of testing, validation, and certification work that is ongoing will be an inflection point for orders as some customers are waiting for final development and powertrain certification before placing orders. As these milestones are achieved, we expect to continue to grow our order backlog for additional truck deliveries in 2024 and beyond. We will assess our production plans for 2024 as we receive feedback from fleet trials and initial deliveries. We continue to target leaders in the trucking industry with aggressive sustainability initiatives for inclusion in our early adopter programs.
The Inflation Reduction Act of 2022 was signed into law in August 2022, under which the Hypertruck ERX system will qualify fleets to receive a 30% tax credit up to $40,000 per vehicle adopted. We expect this incentive to drive further interest in and demand for the Hypertruck ERX system.
We began selling the Hybrid system in the fourth quarter of 2021 and generated $2.1 million in revenue in 2022 from selling Hybrid systems, where our powertrain technology is retrofitted onto existing trucks, and full trucks with the Hybrid system pre-installed. We recorded $576 thousand in Hybrid sales in the six months ended June 30, 2023, which included a full truck with a Hybrid system installed and other Hybrid systems.
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
Selling, General and Administrative Expense
Selling, general and administrative expenses consist of personnel-related expenses for our corporate, executive, finance, sales, marketing and other administrative functions, expenses for outside professional services, including legal, audit and accounting services, as well as expenses for facilities, depreciation, amortization, travel, sales and marketing costs. Personnel-related expenses consist of salaries, benefits and share-based compensation. Factors that also affect selling, general and administrative expense include the total number of employees, costs incurred as a result of operating as a public company, including compliance with the rules and regulations of the U.S. Securities and Exchange Commission, legal, audit, insurance, investor relations activities and other administrative and professional services.
Other Income (Expense)
Other income currently consists primarily of interest income earned on our investments. As a result of our acquisition of the KARNO generator technology, we plan to assume a government contract with the United States Office of Naval Research that is not expected to have a material impact on our business.

Results of Operations
Comparison of Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022
Our results of operations for the three months ended June 30, 2023 (the “current quarter”) and 2022 on a consolidated basis are summarized as follows (in thousands, except share and per share data):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues
Product sales and other	$266	$172	$94	54.7%
Total revenues	266	172	94	54.7%
Cost of revenues
Product sales and other	307	2,145	(1,838)	(85.7)%
Total cost of revenues	307	2,145	(1,838)	(85.7)%
Gross loss	(41)	(1,973)	1,932	(97.9)%
Operating expenses
Research and development	27,439	20,057	7,382	36.8%
Selling, general and administrative expenses	11,098	12,167	(1,069)	(8.8)%
Total operating expenses	38,537	32,224	6,313	19.6%
Loss from operations	(38,578)	(34,197)	(4,381)	12.8%
Interest income	3,349	855	2,494	291.7%
Loss on disposal of assets	(1)	(133)	132	(99.2)%
Other income, net	3	—	3	N/A
Net loss	$(35,227)	$(33,475)	$(1,752)	5.2%

Net loss per share, basic and diluted	$(0.19)	$(0.19)	$—	—%

Weighted-average shares outstanding, basic and diluted	180,966,908	173,897,517	7,069	4.1%
Revenue
Sales associated with our Hybrid products increased $0.1 million. While we continue to expect additional Hybrid system sales for the remainder of 2023, we anticipate reduced sales of the Hybrid product following the start of Hypertruck ERX system deliveries late in 2023.
Cost of Revenues
Cost of revenues associated with our Hybrid products decreased $1.8 million. We expect a difference in timing between recognition of revenues and cost of revenues due to write-down of inventory to net realizable value in periods generally when the components are received, which may not coincide with the period in which sales of systems with those components installed are realized. The decrease in cost of revenues includes:
•A decrease in inventory write-downs of $2.0 million attributable to inventory on hand that had a cost higher than its expected net realizable value as we purchased less inventory in the current quarter; partially offset by
•An increase in costs associated with sales of Hybrid systems of $0.1 million.
Research and Development
Research and development expenses increased $7.4 million due to:
•An increase of $3.7 million for the design and testing of our Hypertruck KARNO system which was acquired in September 2022; and
•An increase of $3.7 million for the design and testing of our Hypertruck ERX system variants, excluding Hypertruck KARNO system, including an increase of production truck components which were expensed to Research and Development as they were received before the beginning of Hypertruck ERX system commercialization and a decrease in expenses related to validation vehicle components, services and personnel as we approach commercialization of the Hypertruck ERX powertrain system.
Selling, General and Administrative
Selling, general, and administrative expenses decreased $1.1 million primarily due to:
•A decrease of $1.1 million in professional services; and
•A decrease of $0.7 million for insurance costs; partially offset by
•An increase of $0.6 million in personnel and benefits due to workforce growth over the past year and inflation; and
•An increase of $0.3 million in marketing and advertising as we exhibited our Hypertruck KARNO system.
Other Income (Expense)
Total other income increased $2.6 million primarily due to an increase in interest income on investments.
Comparison of Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022
The following table summarizes our results of operations on a consolidated basis for the six months ended June 30, 2023 (the “current six months”) and 2022 (in thousands, except share and per share data):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Revenues
Product sales and other	$576	$512	$64	N/A
Total revenues	576	512	64	N/A
Cost of revenues
Product sales and other	998	4,244	(3,246)	N/A
Total cost of revenues	998	4,244	(3,246)	N/A
Gross loss	(422)	(3,732)	3,310	N/A
Operating expenses
Research and development	48,357	35,865	12,492	34.8%
Selling, general and administrative expenses	22,079	21,991	88	0.4%
Total operating expenses	70,436	57,856	12,580	21.7%
Loss from operations	(70,858)	(61,588)	(9,270)	15.1%
Interest income	6,811	1,140	5,671	497.5%
(Gain) loss on disposal of assets	1	(135)	136	N/A
Other expense, net	(12)	—	(12)	N/A
Net loss	$(64,058)	$(60,583)	$(3,475)	5.7%

Net loss per share, basic and diluted	$(0.35)	$(0.35)	$—	—%

Weighted-average shares outstanding, basic and diluted	180,544,821	173,741,910	6,803	3.9%
Revenue
Sales associated with our Hybrid products increased $0.1 million. While we continue to expect additional Hybrid system sales for the remainder of 2023, we anticipate reduced sales of the Hybrid product following the start of Hypertruck ERX system deliveries late in 2023.
Cost of Revenues
Cost of revenues associated with our Hybrid products decreased $3.2 million. We expect a difference in timing between recognition of revenues and cost of revenues due to write-down of inventory to net realizable value in periods generally when the components are received, which may not coincide with the period in which sales of systems with those components installed are realized. The decrease in cost of revenues includes:
•A decrease in inventory write-downs of $3.1 million attributable to inventory on hand that had a cost higher than its expected net realizable value as we purchased less inventory in the current six months; and

•A decrease in warranty costs of $0.2 million for estimated costs to administer and maintain the warranty program for labor, transportation and parts, excluding any contribution from vendors as we sold fewer Hybrid systems in the current six months.
Research and Development
Research and development expenses increased $12.5 million due to:
•An increase of $7.1 million for the design and testing of our Hypertruck KARNO system which was acquired in September 2022; and
•An increase of $5.4 million for the design and testing of our Hypertruck ERX system variants, excluding Hypertruck KARNO system, including an increase of production truck components which were expensed to Research and Development as they were received before the beginning of Hypertruck ERX system commercialization and a decrease in expenses related to validation vehicle components, services and personnel as we approach commercialization of the Hypertruck ERX powertrain system.
Selling, General and Administrative
Selling, general, and administrative expenses increased $0.1 million primarily due to:
•An increase of $2.3 million in personnel and benefits due to workforce growth over the past year and inflation; and
•An increase of $0.3 million in marketing and advertising as we exhibited our Hypertruck KARNO system; partially offset by
•A decrease of $1.4 million for insurance costs; and
•A decrease of $1.1 million in professional services.
Other Income (Expense)
Total other income increased $5.8 million primarily due to an increase in interest income on investments.
Liquidity and Capital Resources
At June 30, 2023, our current assets were $249.2 million, consisting primarily of cash and cash equivalents of $48.2 million, short-term investments of $183.4 million and prepaid expenses of $15.9 million. Our current liabilities were $18.4 million primarily comprised of accounts payable, accrued expenses and operating lease liabilities.
We believe the credit quality and liquidity of our investment portfolio at June 30, 2023 is strong and will provide sufficient liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply and demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity whereby no investment security may have a final maturity of more than 36 months from the date of acquisition or a weighted average maturity exceeding 18 months. Eligible investments under the Company’s investment policy bearing a minimum credit rating of A1, A-1, F1 or higher for short-term investments and A2, A, or higher for longer-term investments include money market funds, commercial paper, certificates of deposit and municipal securities. Additionally, all of our debt securities are classified as held-to-maturity as we have the intent and ability to hold these investment securities to maturity, which minimizes any realized losses that we would recognize prior to maturity. However, even with this approach we may incur investment losses as a result of unusual or unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.
Based on our past performance, we believe our current assets will be sufficient to continue and execute on our business strategy and meet our capital requirements for the next twelve months. We have no plans to raise additional capital in 2023 and have flexibility into 2025, although we may opportunistically raise additional capital in 2024 or later if market conditions strengthen to fund our planned development roadmap. Our primary short-term cash needs are Hypertruck ERX product development costs and components purchased to support the start of production, KARNO generator development costs, operating expenses and production and related costs of Hybrid systems. We plan to stay asset-light and utilize OEMs and third parties to perform assembly and manufacturing at scale. Finally, based on current projections of operating expenses, capital spending and working capital growth, we expect to have approximately $275 million in cash, short-term and long-term investments remaining on our balance sheet at the end of 2023.

We expect to continue to incur net losses in the short term, as we continue to execute on our strategic initiatives by completing the development and commercialization of the electrified drive systems for Class 8 semi-trucks and scaling the Company’s operations to meet anticipated demand. Further, we plan to develop and commercialize (i) the fuel agnostic Hypertruck KARNO system with anticipated fleet trials in 2026 and (ii) a fuel cell powered vehicle using Hyliion’s electric powertrain system. However, actual results could vary materially and negatively as a result of a number of factors including, but not limited to, those discussed in Part II, Item 1A. “Risk Factors.”
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
Cash Flows
Net cash, cash equivalents and restricted cash provided by or used in operating activities, investing activities and financing activities for the six months ended June 30, 2023 and 2022 is summarized as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash from operating activities	$(63,589)	$(55,571)
Cash from investing activities	(7,542)	(2,864)
Cash from financing activities	(132)	(77)
	$(71,263)	$(58,512)
Cash from Operating Activities
For the six months ended June 30, 2023, cash flows used in operating activities were $63.6 million. Cash used primarily related to a net loss of $64.1 million, adjusted for a $4.5 million change in working capital accounts and $5.0 million in certain non-cash expenses (including $2.7 million related to accounts payable, accrued expenses and other liabilities and $3.8 million related to share-based compensation, partially offset by $5.8 million related to prepaid expenses and other assets and $0.8 million related to inventory purchases).
For the six months ended June 30, 2022, cash flows used in operating activities were $55.6 million. Cash used primarily related to a net loss of $60.6 million, adjusted for a $4.1 million change in working capital accounts and $9.1 million in certain non-cash expenses (including $3.5 million related to share-based compensation, $1.6 million related to depreciation, amortization and accretion charges and $0.6 million related to prepaid expenses and other assets, partially offset by $0.8 million related to accounts payable, accrued expenses and other liabilities).
Cash from Investing Activities
For the six months ended June 30, 2023, cash flows used in investing activities were $7.5 million. Cash used related to the purchase of investments of $99.2 million and acquired property and equipment of $4.0 million, partially offset by the sale or maturity of investments of $95.6 million.
For the six months ended June 30, 2022, cash flows used in investing activities were $2.9 million. Cash used primarily related to the purchase of investments totaling $106.8 million, partially offset by the sale or maturity of investments of $104.5 million.
Cash from Financing Activities
For the six months ended June 30, 2023, cash flows used in financing activities were $0.1 million. Cash flows were primarily due to payment of taxes related to net share settlement of equity awards of $0.2 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our Principal Executive Officer and Principal Financial Officer) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Principal Executive Officer and Principal Financial Officer have concluded that, at June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Hyliion Holdings Corp. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 (File No. 001-38823) filed with the SEC on May 9, 2023).

10.2
Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 (File No. 001-38823) filed with the SEC on May 9, 2023).

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

Date: August 8, 2023	HYLIION HOLDINGS CORP.

/s/ Thomas Healy
	Name:	Thomas Healy
	Title:	Chief Executive Officer (Principal Executive Officer)

/s/ Jon Panzer
	Name:	Jon Panzer
	Title:	Chief Financial Officer (Principal Financial Officer)