Form 10-Q
period 2023-09-30
Hyliion Holdings Corp.
filed 2023-11-08
CIK 1759631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
As of October 31, 2023, 182,789,454 shares of common stock, par value $0.0001 per share, were issued and outstanding.

HYLIION HOLDINGS CORP.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HYLIION HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$28,600	$119,468
Accounts receivable	140	1,136
Inventory	139	74
Prepaid expenses and other current assets	11,509	9,795
Short-term investments	153,625	193,740
Total current assets	194,013	324,213

Property and equipment, net	11,076	5,606
Operating lease right-of-use assets	7,494	6,470
Intangible assets, net	200	200
Other assets	2,038	1,686
Long-term investments	141,324	108,568
Total assets	$356,145	$446,743

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,507	$2,800
Current portion of operating lease liabilities	807	347
Accrued expenses and other current liabilities	8,867	11,535
Total current liabilities	13,181	14,682

Operating lease liabilities, net of current portion	7,354	6,972
Other liabilities	1,248	1,515
Total liabilities	21,783	23,169

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 182,716,445 and 179,826,309 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	18	18
Additional paid-in capital	402,978	397,810
(Accumulated deficit) retained earnings	(68,634)	25,746
Total stockholders’ equity	334,362	423,574
Total liabilities and stockholders’ equity	$356,145	$446,743
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Product sales and other	$96	$499	$672	$1,011
Total revenues	96	499	672	1,011
Cost of revenues
Product sales and other	677	2,916	1,675	7,160
Total cost of revenues	677	2,916	1,675	7,160
Gross loss	(581)	(2,417)	(1,003)	(6,149)
Operating expenses
Research and development	25,115	52,678	73,472	88,543
Selling, general and administrative	8,186	10,264	30,265	32,255
Total operating expenses	33,301	62,942	103,737	120,798
Loss from operations	(33,882)	(65,359)	(104,740)	(126,947)
Interest income	3,534	1,926	10,345	3,066
Gain (loss) on disposal of assets	—	46	1	(89)
Other income, net	26	—	14	—
Net loss	$(30,322)	$(63,387)	$(94,380)	$(123,970)

Net loss per share, basic and diluted	$(0.17)	$(0.36)	$(0.52)	$(0.71)

Weighted-average shares outstanding, basic and diluted	181,641,060	174,345,022	180,914,250	173,945,156
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share data)

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	179,826,309	$18	$397,810	$25,746	$423,574
Exercise of common stock options and vesting of restricted stock units, net	869,263	—	(176)	—	(176)
Share-based compensation	—	—	2,040	—	2,040
Net loss	—	—	—	(28,831)	(28,831)
Balance at March 31, 2023	180,695,572	18	399,674	(3,085)	396,607
Exercise of common stock options and vesting of restricted stock units, net	456,579	—	44	—	44
Share-based compensation	—	—	1,721	—	1,721
Net loss	—	—	—	(35,227)	(35,227)
Balance at June 30, 2023	181,152,151	18	401,439	(38,312)	363,145
Exercise of common stock options and vesting of restricted stock units, net	1,564,294	—	130	—	130
Share-based compensation	—	—	1,409	—	1,409
Net loss	—	—	—	(30,322)	(30,322)
Balance at September 30, 2023	182,716,445	$18	$402,978	$(68,634)	$334,362

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	173,468,979	$17	$374,795	$179,103	$553,915
Exercise of common stock options and vesting of restricted stock units, net	336,155	—	(92)	—	(92)
Share-based compensation	—	—	1,563	—	1,563
Net loss	—	—	—	(27,108)	(27,108)
Balance at March 31, 2022	173,805,134	17	376,266	151,995	528,278
Exercise of common stock options and vesting of restricted stock units, net	193,834	—	15	—	15
Share-based compensation	—	—	1,922	—	1,922
Net loss	—	—	—	(33,475)	(33,475)
Balance at June 30, 2022	173,998,968	17	378,203	118,520	496,740
Issuance of common stock for acquisition	5,500,000	1	16,114	—	16,115
Exercise of common stock options and vesting of restricted stock units, net	146,905	—	(15)	—	(15)
Share-based compensation	—	—	1,783	—	1,783
Net loss	—	—	—	(63,387)	(63,387)
Balance at September 30, 2022	179,645,873	$18	$396,085	$55,133	$451,236
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(94,380)	$(123,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,796	823
Amortization and accretion of investments, net	(1,821)	1,300
Noncash lease expense	1,072	922
Inventory write-down	992	5,634
(Gain) loss on disposal of assets	(1)	89
Share-based compensation	5,170	5,268
Acquired in-process research and development	—	28,752
Changes in operating assets and liabilities:
Accounts receivable	996	(824)
Inventory	(1,057)	(5,660)
Prepaid expenses and other assets	(1,200)	3,097
Accounts payable	555	(5,201)
Accrued expenses and other liabilities	(3,295)	7,228
Operating lease liabilities	(1,254)	(900)
Net cash used in operating activities	(92,427)	(83,442)

Cash flows from investing activities
Purchase of property and equipment and other	(6,755)	(2,621)
Proceeds from sale of property and equipment	2	33
Purchase of in-process research and development	—	(14,428)
Payments for security deposit, net	(45)	—
Purchase of investments	(170,197)	(160,116)
Proceeds from sale and maturity of investments	178,556	156,382
Net cash provided by (used in) investing activities	1,561	(20,750)

Cash flows from financing activities
Proceeds from exercise of common stock options	230	65
Taxes paid related to net share settlement of equity awards	(232)	(157)
Net cash used in financing activities	(2)	(92)

Net decrease in cash and cash equivalents and restricted cash	(90,868)	(104,284)
Cash and cash equivalents and restricted cash, beginning of period	120,133	259,110
Cash and cash equivalents and restricted cash, end of period	$29,265	$154,826

Supplemental disclosure of noncash investing and financing activities:
Common stock issued for purchase of assets	$—	$16,115
Acquisitions of property and equipment included in accounts payable and other	$512	$66
Right-of-use assets obtained in exchange for lease obligations	$2,096	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except as separately indicated)

Note 1. Overview
Hyliion Holdings Corp. is a Delaware corporation headquartered in Cedar Park, Texas, that designs and develops stationary power applications and electric powertrain systems. References to the “Company,” “Hyliion,” “we,” or “us” in this report refer to Hyliion Holdings Corp. and its wholly owned subsidiary, unless expressly indicated or the context otherwise requires.
The Company plans to develop and commercialize a fuel-agnostic generator (the “KARNO generator”) to be used in stationary power applications. The Company believes the KARNO generator is well positioned to address the rising strain on electrical infrastructure, notably from electric vehicles.
The Company announced a strategic review of alternatives for its electric powertrain business (the “Powertrain Business”) on October 10, 2023 citing lower than expected industry adoption of electric trucks, significant increases in component costs, changing regulatory requirements, and uncertainty about its ability to raise additional needed capital for ongoing investment in the business as reason for undertaking this strategic review. On November 7, 2023, our board of directors determined that the Company would discontinue operating the Powertrain Business. Hyliion intends to retain the technology of the Powertrain Business technology and will continue to explore potential sales or future use of both the technology and tangible assets from the Powertrain Business.
Note 2. Subsequent Events
On November 7, 2023, the board of directors (the “Board”) of the Company approved a strategic plan to wind down its Powertrain Business and preserve technology relating to the Powertrain Business, to better align its workforce with the Company’s future needs, and to reduce the Company’s operating costs (the “Plan”). As part of the Plan, the Company will continue to focus on commercialization of its KARNO generator technology. Following completion of the Plan, we no longer expect to recognize revenue on products not related to KARNO technology, including the Company’s Hypertruck ERX system (“Hypertruck ERX”) and Hyliion Hybrid system (“Hybrid”). The Company is evaluating opportunities to monetize certain of the assets and technology relating to the Business, but no assurances can be provided that any such opportunities will be realized. The Company expects the wind-down to be completed by the end of the Company’s first quarter of fiscal year 2024. In connection with the Plan, the Company expects to incur total charges and expenses of approximately $18.4 million.
The Plan includes a reduction of the Company’s workforce by approximately 175 people, or 67%, with some expected to be provided transition packages that will provide for continued services through various dates of the Company’s fiscal year 2024. The Company expects the Plan will result in (i) charges consisting of approximately $1.4 million in employee severance and retention payments and $0.9 million in non-cash stock-based compensation expense related to vesting of share-based awards, and (ii) cash expenditures of approximately $13.9 million for contract terminations, with up to an additional $9.0 million depending on the outcome of supplier negotiations and other estimates and uncertainties.
The Company expects the majority of the charges and expenses related to the Plan to be incurred in the Company’s fourth quarter of fiscal year 2023.
The above estimates of the cash expenditures and charges that the Company expects to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions and actual amounts may differ materially from estimates. For example, potential employee reductions are subject to legal requirements, which may extend the reduction process beyond that expected in certain cases. In addition, the Company may incur other cash expenditures or charges not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Plan or otherwise.
Note 3. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Hyliion Holdings Corp. and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated upon consolidation. The condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), which permit reduced disclosure for interim periods. The condensed consolidated balance sheet at December 31, 2022 was derived from audited financial statements for the fiscal year then ended, but does not include all necessary disclosures required with respect to annual financial statements. In the opinion of the Company, these condensed consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the

Company’s 2022 Annual Report. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.
These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is an early-stage growth company and has generated negative cash flows from operating activities since inception. At September 30, 2023, the Company had total equity of $334.4 million, inclusive of cash and cash equivalents of $28.6 million and total investments of $294.9 million. Based on this, the Company has sufficient funds to continue to execute its business strategy for the next twelve months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q.
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
Restricted Cash
The Company has provided its corporate headquarters lessor with a letter of credit for $0.7 million to secure the performance of the Company’s lease obligations, backed by a restricted cash deposit to pay any draws on the letter of credit by the lessor. Total cash and cash equivalents and restricted cash as presented in the condensed consolidated statements of cash flows is summarized as follows:

	September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
Cash and cash equivalents	$28,600	$119,468	$154,161	$258,445
Restricted cash included in other assets	665	665	665	665
	$29,265	$120,133	$154,826	$259,110
Accounts Receivable
Accounts receivable are stated at a gross invoice amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained at a level considered adequate to provide for potential account losses on the balance based on the Company’s evaluation of the anticipated impact of current economic conditions, changes in the character and size of the balance, past and expected future loss experience and other pertinent factors. At September 30, 2023 and December 31, 2022, accounts receivable included amounts receivable from customers of $0.1 million and $1.1 million, respectively. At September 30, 2023 and December 31, 2022, allowance for doubtful accounts on customer receivables was nil and $0.1 million, respectively.

The portion of our net accounts receivable from significant customers is summarized as follows:

	September 30, 2023	December 31, 2022
Customer A	100%	82%
Customer C	—	12
	100%	94%
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
The Company’s financial instruments consist of cash and cash equivalents and restricted cash, accounts receivable, investments, accounts payable and accrued expenses. The carrying value of cash and cash equivalents and restricted cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of those instruments. The fair value of investments is based on quoted prices for identical or similar instruments in markets that are not active. As a result, investments are classified within Level II of the fair value hierarchy.
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
The Company performed a test of recoverability of its long-lived assets and determined that all long-lived assets were recoverable as of September 30, 2023. As of September 30, 2023, long-lived assets associated with the powertrain business had a recorded amount of $4.2 million and associated probability-weighted estimated future cash flows of $4.4 million. If the Company is unable to sell long-lived assets associated with the powertrain business at a sufficient price, it will record associated impairment charges in future periods. Estimated future cash flows for all other long-lived assets substantially exceeded recorded amounts.
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
We recognize revenue on Hybrid system sales and Class 8 semi-trucks outfitted with Hybrid systems upon delivery to, and acceptance of the vehicle by, the customer, which is when control transfers. Contracts are reviewed for significant financing components and payments are typically received within 30 days of delivery. The sale of a Hybrid system to an end-use fleet customer consists of a completed modification to the customer vehicle and the installation services involve significant integration of the Hybrid system with the customer’s vehicle. Installation services are not distinct within the context of the contract and together with the sale of the Hybrid system represent a single performance obligation. We do not offer any sales returns. Amounts billed to customers related to shipping and handling are classified as revenue, and we have elected to recognize the cost for freight and shipping when control has transferred to the customer as a cost of revenue. Our policy is to exclude taxes collected from customers from the transaction price of contracts. In the fourth quarter of fiscal 2021, we began taking deposits to secure future Hypertruck ERX production slots. Such deposits were immaterial at September 30, 2023 and December 31, 2022.
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

The disaggregation of our revenue sources is summarized as follows and is attributable to the U.S.:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Hybrid systems and other	$96	$243	$416	$755
Class 8 semi-truck prepared for Hybrid system upfit	—	256	256	256
Total product sales and other	$96	$499	$672	$1,011
The portion of our revenues from significant customers is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer A	94%	69%	65%	43%
Customer B	—	6	—	21
Customer G	—	—	25	—
	94%	75%	90%	64%
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
Research and Development Expense
Research and development costs did not meet the requirements to be recognized as an asset as the associated future benefits were at best uncertain and there was no alternative future use at the time the costs were incurred. Research and development costs include, but are not limited to, outsourced engineering services, allocated facilities costs, depreciation on equipment utilized in research and development activities, internal engineering and development expenses, materials, internally developed software and employee related expenses (including salaries, benefits, travel, and share-based compensation) related to development of the Company’s products and services.

Note 4. Investments
The amortized cost, unrealized gains and losses, fair value and maturities of our held-to-maturity investments at September 30, 2023 and December 31, 2022 are summarized as follows:

		Fair Value Measurements at September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$51,420	$—	$(74)	$51,346
U.S. government agency bonds	22,606	—	(356)	22,250
State and municipal bonds	15,221	—	(215)	15,006
Corporate bonds and notes	205,702	7	(1,705)	204,004
	$294,949	$7	$(2,350)	$292,606

		Fair Value Measurements at December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$36,675	$2	$(161)	$36,516
U.S. government agency bonds	12,441	6	(328)	12,119
State and municipal bonds	40,104	28	(628)	39,504
Corporate bonds and notes	213,088	76	(3,344)	209,820
	$302,308	$112	$(4,461)	$297,959

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$153,625	$152,826	$193,740	$191,094
Due after one year through five years	141,324	139,780	108,568	106,865
	$294,949	$292,606	$302,308	$297,959
Note 5. Fair Value Measurements
The fair value measurements of our financial assets at September 30, 2023 and December 31, 2022 are summarized as follows:

	Fair Value Measurements at September 30, 2023
	Level I	Level II	Level III	Total
Cash and cash equivalents	$28,600	$—	$—	$28,600
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	51,346	—	51,346
U.S. government agency bonds	—	22,250	—	22,250
State and municipal bonds	—	15,006	—	15,006
Corporate bonds and notes	—	204,004	—	204,004
	$29,265	$292,606	$—	$321,871

	Fair Value Measurements at December 31, 2022
	Level I	Level II	Level III	Total
Cash and cash equivalents	$119,468	$—	$—	$119,468
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	36,516	—	36,516
U.S. government agency bonds	—	12,119	—	12,119
State and municipal bonds	—	39,504	—	39,504
Corporate bonds and notes	—	209,820	—	209,820
	$120,133	$297,959	$—	$418,092
Note 6. Inventory
The carrying value of our inventory at September 30, 2023 and December 31, 2022 is summarized as follows:

	September 30, 2023	December 31, 2022
Raw materials	$—	$—
Work in process	47	—
Finished goods	92	74
	$139	$74
During the three and nine months ended September 30, 2023, we recorded inventory write-downs of $0.8 million and $1.0 million, respectively. During the three and nine months ended September 30, 2022, we recorded inventory write-downs of $2.3 million and $5.6 million, respectively. These write-downs are included in cost of revenues.
Note 7. Property and Equipment, Net
Property and equipment, net at September 30, 2023 and December 31, 2022 is summarized as follows:

	September 30, 2023	December 31, 2022
Production machinery and equipment	$10,077	$5,897
Vehicles	2,013	817
Leasehold improvements	2,124	1,002
Office furniture and fixtures	223	162
Computers and related equipment	1,947	1,367
	16,384	9,245
Less: accumulated depreciation	(5,308)	(3,639)
Total property and equipment, net	$11,076	$5,606
Note 8. Share-Based Compensation
During the nine months ended September 30, 2023 and 2022, the Company granted 2.2 million and 2.2 million, respectively, restricted stock units which will vest over a period of one to three years, some of which include performance criteria based on the achievement of key Company milestones. During the nine months ended September 30, 2023 and 2022, 0.6 million and 0.8 million, respectively, of restricted stock units and options were forfeited. Share-based compensation expense for the three and nine months ended September 30, 2023 was $1.4 million and $5.2 million, respectively. Share-based compensation expense for the three and nine months ended September 30, 2022 was $1.8 million and $5.3 million, respectively.

Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities at September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023	December 31, 2022
Accrued professional services and other	$4,610	$5,834
Accrued compensation and related benefits	3,448	4,773
Other accrued liabilities	809	928
	$8,867	$11,535
Note 10. Warranties
The change in warranty liability for the three and nine months ended September 30, 2023 and 2022 is summarized as follows and included within accrued expenses and other current liabilities and other liabilities in the condensed consolidated balance sheets:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$566	$348	$527	$44
Accrual for warranties issued	65	186	218	517
Net changes in accrual related to pre-existing warranties	(131)	—	(154)	—
Warranty charges	(64)	(122)	(155)	(149)
Balance at end of period	$436	$412	$436	$412
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
Note 12. Net Loss Per Share
The computation of basic and diluted net loss per share for the three and nine months ended September 30, 2023 and 2022 is summarized as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(30,322)	$(63,387)	$(94,380)	$(123,970)

Denominator:
Weighted average shares outstanding, basic and diluted	181,641,060	174,345,022	180,914,250	173,945,156

Net loss per share, basic and diluted	$(0.17)	$(0.36)	$(0.52)	$(0.71)

Potential common shares excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the three and nine months ended September 30, 2023 and 2022 are summarized as follows:

	Three and Nine Months Ended September 30,
	2023	2022
Unexercised stock options	683,090	2,682,228
Unvested restricted stock units*	3,976,223	3,808,665
	4,659,313	6,490,893
* Potential common shares from unvested restricted stock units for the periods ended September 30, 2023 and 2022 include 653,334 and 1,261,667 shares, respectively, where no accounting grant date has been established.

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q are forward-looking statements, including, but not limited to, statements regarding our strategy, prospects, plans, objectives, future operations, future revenue and earnings, projected margins and expenses, markets for our services, potential acquisitions or strategic alliances, financial position, and liquidity and anticipated cash needs and availability. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” variations of such words and similar expressions or the negatives thereof are intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements represent our management’s expectations as of the date of this filing and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of risks and uncertainties including, but not limited to, those described in the section entitled “Risk Factors” included in our 2022 Annual Report on Form 10-K, this Quarterly Report on Form 10-Q, and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”) that disclose risks and uncertainties that may affect our business. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the Commission. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we do not undertake, and expressly disclaim any duty, to publicly update or revise these statements, whether as a result of new information, new developments, or otherwise and even if experience or future changes make it clear that any projected results expressed in this Quarterly Report on Form 10-Q or future quarterly reports, press releases or company statements will not be realized. Unless specifically indicated otherwise, the forward-looking statements in this Quarterly Report on Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions or other business combinations that have not been completed as of the date of this filing. In addition, the inclusion of any statement in this Quarterly Report on Form 10-Q does not constitute an admission by us that the events or circumstances described in such statement are material. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled “Risk Factors” included in our 2022 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. These and other factors could cause our results to differ materially from those expressed in this Quarterly Report on Form 10-Q.
Overview
Hyliion is committed to creating innovative solutions that enable clean, flexible and affordable electricity production. The Company’s primary focus is to provide distributed power generators that can operate on various fuel sources to future-proof against an ever-changing energy economy. Headquartered in Austin, Texas, and with research and development in Cincinnati, OH, Hyliion is addressing the commercial space first with a locally deployable generator that can offer prime power, peak shaving, and renewables matching. As the Company goes forward, it plans to scale its generator solution to also address household applications. This approach enables consumers to produce their own electricity while utilizing the grid as a backup source. Beyond stationary power, Hyliion will address mobile applications such as vehicles and marine. The KARNO generator is a fuel-agnostic solution, enabled by additive manufacturing, that leverages a linear heat generator architecture. The Company aims to offer innovative, yet practical solutions that contribute positively to the environment in the energy economy.
Strategic Business Developments
During the quarter, Hyliion offered the Hyliion Hybrid system (“Hybrid”), an electrified powertrain system that augments existing Class 8 semi-trucks to improve vehicle performance or reduce fuel usage, depending on application. The Hybrid system can be installed on new vehicles prior to entering service, or retrofit onto existing in-service vehicles, allowing customers to use their preferred vehicle brands and maintain their existing fleet maintenance and operations strategies. The Company began selling the Hybrid system in late 2021, with deployments to fleets in the transportation and logistics sector in a variety of duty cycles, use cases, and geographical regions. The Company also continued development of its Hypertruck ERX powertrain platform (“Hypertruck ERX”), a complete electrified powertrain system leveraging an onboard compact-natural-gas-fueled generator to supplement battery range to transform an OEM platform into a range extended electric vehicle.
Companies in the truck electrification space (including Hyliion) have continued to face a number of challenges and headwinds as they develop and scale the production of new clean vehicles, and as customers employ these vehicles in their fleets. For Hyliion, these challenges have included, among others, a slower-than-anticipated market transition to electric commercial truck fleets, escalating component and production costs and delays, new California Air Resources Board (“CARB”) mandates for fleet adoption of electric trucks, the need to reduce the cost and weight of the Hypertruck ERX platform, continued work by OEMs to de-content Tier 1 components that their Tier 1 suppliers are providing, and the expectation that the Company would be required to raise substantial additional capital to address and overcome these challenges.
In light of these challenges to the business and other considerations, the Company’s board of directors, with the support of its expert advisors, explored a range of strategic alternatives for its electrified powertrain systems business. At the conclusion of that strategic review following the end of the quarter, the board of directors determined that discontinuing operating the electrified powertrain systems business and focusing exclusively on the development and commercialization of the Company’s fuel-agnostic KARNO generator technology would be the most effective use of the Company’s capital and in the best interests of the Company’s shareholders.
Hyliion intends to retain the powertrain technology enabling the Company to explore a sale or future use of the technology and the tangible assets from the powertrain division. Tangible assets include the first 30 Hypertruck ERX production trucks which Hyliion no longer plans to recognize revenue on and the Hypertruck Fuel Cell prototype truck that Hyliion successfully completed in the third quarter of this year in collaboration with Hyzon Motors.
KARNO Generator System
In September 2022 we acquired assets including new hydrogen and fuel-agnostic-capable generator technology from General Electric Company’s GE Additive business (“KARNO generator”). The KARNO generator emerged out of GE’s long-running research and development investments in aerospace engines and metal additive manufacturing across multiple industries and in areas such as generator thermal and performance design. We initially envisioned utilizing the KARNO generator as new range-extending power source for the Hypertruck powertrain system, given its ability to operate on a wide range of fuel sources, including natural gas and hydrogen. We now believe that the unique capabilities of the KARNO generator will also make it competitive in the stationary power market, competing favorably against conventional electrical generating systems and opening up potential new markets to enhance grid power availability and reliability. The KARNO generator technology, including the technology that was acquired from GE and the technology developed by Hyliion subsequent to the acquisition, is protected by numerous patents and trademarks which we believe provide Hyliion extensive and lasting protection for its intellectual property.
Benefits of the KARNO Generator Versus Conventional Competitors
We believe the versatility and operating characteristics of the KARNO generator make it an ideal system for a variety of conventional and emerging electrical generating applications. Key attributes of the KARNO generator distinguish it from its conventional generator counterparts, which may open new market opportunities:
•Generator Efficiency: The anticipated operating efficiency of the KARNO generator results in lower cost of electricity versus conventional generating systems and, in many markets, grid power.
•Low Maintenance: With only a single moving part per shaft, the simplicity of the KARNO generator is expected to reduce both periodic maintenance expenses and expected overhaul costs.
•Fuel Agnostic: While many traditional generators operate on a single fuel source or require system modification to achieve fuel flexibility, the KARNO generator is truly fuel-agnostic, and can switch between fuel choices during operation.
•Low Noise and Vibration: Unlike conventional generators, the KARNO generator operates without internal combustion, resulting in a significantly lower noise level of approximately 67 decibels at six feet, which is approximately equivalent to a typical conversation.
•Higher Power Density: The unique architecture and features of the KARNO generator that are enabled by advances in additive manufacturing, enable the generator to achieve a high level of power density. For example, a 200kW generator occupies less than a cubic meter of volume.
•Modularity: The power output of a KARNO generator can be modulated by changing the level of heat applied to the system. For larger power applications above 200kW, systems with six or more shafts can be utilized or, multiple

KARNO generators can be assembled to operate as a single unit. For megawatt applications, individual generators can be turned on or off to adjust the total power output of the system.
•Fast Startup Time: It is anticipated that the KARNO generator will be able to begin generating electricity from a cold start in approximately 30 to 60 seconds. Additionally, full power can be achieved in a matter of minutes. Conversely, some generating systems, such as solid oxide fuel cells, require a warm-up period of up to 30 minutes.
KARNO Generator Development
Our ongoing efforts with the KARNO generator encompass activities such as its design, development and rigorous testing, along with the development of essential balance-of-plant systems including cooling and controls systems. Notably, we have reached a significant milestone by constructing the 125 kW ALPHA generator which we are currently testing in our development facility. Simultaneously, we are in the final stages of designing a 200kW BETA generator, which is poised to serve as our initial production design for initial commercial deployments. We have also showcased the KARNO generator with potential powertrain and stationary power customers. Moreover, we successfully demonstrated the KARNO generator’s capability to feed power back to the electric grid from our Cincinnati, Ohio facility, using an ALPHA KARNO generator unit.
As we progress toward our anticipated initial stationary generator deployments, scheduled for late 2024, pivotal development activities are underway, including enhancements to the linear generator system and its controls, rigorous validation of essential operating parameters, including efficiency, emissions and reliability, and build-out of balance-of-plant systems and controls. These initial generator deployments, coupled with our ongoing testing and development endeavors, will play a vital role in the validation of other critical design specifications, including the generator’s projected operating life, maintenance requirements and durability.
We expect to achieve efficiencies over time, leading to a reduction in the manufacturing and assembly costs associated with the KARNO generator. These efficiencies will predominantly stem from advancements in the speed and capacity of additive manufacturing machines offered by GE and other vendors. The pace of advancements in additive technology is rapid, with the output of machines we intend to acquire over the next three to four years projected to increase by nearly a factor of ten compared to machines available today. Additionally, we are actively pursuing design modifications that will enable specific components to be produced through conventional manufacturing processes. Moreover, for less critical components, we are exploring utilization of lower-cost and lightweight materials like aluminum. Lastly, we anticipate that economies of scale will play a pivotal role in reducing system component costs as manufacturing output scales up progressively.
We plan to initiate the printing and assembly of the first production units of the KARNO generator at our facilities in Austin, Texas and Cincinnati, Ohio. As production volumes rise, we will also consider outsourcing the printing, manufacturing and assembly of specific components or the entire generator to third parties. We will also design and manufacture or purchase components for balance-of-plant and electrical systems for the initial production units while considering outsourcing options over time. In our initial deployment phase, we intend to collaborate closely with customers, overseeing the installation, monitoring and maintenance of KARNO generator systems. Additionally, we will consider options for integrating our products into existing sales and distribution channels and forging partnerships with established manufacturers, vendors, developers and distributors as we continue to grow and evolve.
KARNO Generator Applications
The U.S. electrical grid is facing a multitude of challenges as it strives to manage the escalating demand for electricity while adapting to evolving generating resources. The electrification of transportation, particularly the growing adoption of electric vehicles, is adding substantial load to the grid. Additionally, the integration of renewable energy sources such as solar and wind power introduces variability and necessitates grid modernization and storage solutions for stability. Hyliion believes that localized grid generation will become an increasing part of the solution to these challenges and that the KARNO generator can address many concerns that inhibit consumers from adopting onsite generating systems today, including cost, maintenance needs, noise, versatility and emissions.
Hyliion believes that the KARNO generator is suitable for wide range of electrical power generating applications and that it can penetrate the market for these applications due to its highly differentiated characteristics versus conventional generators. Key differentiating attributes include low maintenance, lower operating costs due to efficiency, low noise and emissions, and fuel versatility.
Planned initial KARNO generators that are both power dense and mobile, are expected to include an approximate three cubic meter, single four-shaft 200kW generating unit, including balance-of-plant components. Later planned developments include an over-2 megawatt system with multiple KARNO generators inside the footprint of a 20 foot shipping container. Over time, we expect larger and smaller capacity versions of the KARNO generator will be offered with power levels varying based on the number of generator shafts included or the size of component parts. Consequently, we expect the KARNO generator to initially compete effectively in the market for power applications between 200kW to 5MW and later extending to smaller power configurations.
We are currently working with potential customers for initial generator deployments. The primary purpose of these deployments is to further test and validate KARNO generator product attributes including efficiency, emissions, maintenance requirements, durability, control systems and other parameters. We expect to receive compensation for these initial deployments as we believe the generator will provide tangible benefits to customers. We also expect that early deployments will demonstrate the effectiveness of the KARNO generator in a wide range of electrical generating applications. Target markets include:
•Waste Gas Power Generation: Natural gas sourced from waste sites like landfills, water treatment plants and dairy farms is a growing market as producers seek to capture sources of methane emissions that would otherwise be released into the atmosphere or flared. Also known as renewable natural gas, most sources are typically treated to remove impurities such as carbon dioxide, hydrogen sulfide and moisture before the gas can be utilized or injected into natural gas pipelines. We believe the KARNO generator will compete effectively as a power generator using waste gas sources. Its modularity, coupled with its capability to oxidize a variety of fuel sources and mixtures without the need for prior gas processing, positions it as an efficient and adaptable power generator for waste gas sources.
•Flare Gas: Similarly, natural gas extracted from gas or oil wells frequently requires processing to remove natural gas liquids and impurities. At remote well sites, gas may be flared, or burned, due to insufficient pipeline capacity for transmission to consuming markets. The KARNO generator creates a new opportunity – to transform flare gas into valuable electricity, destined either for integration into the electric grid or for localized consumption. As with RNG, the KARNO generator is anticipated to use flare gas without the need for pre-treatment by a gas processing facility.
•Vehicle Charging: The rapid growth of electric vehicles is increasingly straining grid capacity and reliability, both domestically and internationally. The introduction of commercial EVs, such as buses, delivery vans and large trucks is expected to intensify this challenge given their substantial power requirements during charging. Many commercial operators cite the lack of generating capacity as the primary obstacle to expanding their electric vehicle fleets. Here, the KARNO generator is a unique solution compared to conventional generators, offering a localized and versatile source of electrical power for vehicle charging. In addition to its flexibility in fuel sources, including the capacity to utilize hydrogen, and its superior environmental performance with lower emissions and noise levels compared to internal combustion generators, the KARNO generator’s ability to modulate power without efficiency loss is a pivotal advantage. Power out can be adjusted by activating or deactivating individual generators and by regulating the heat input to each generator. Finally, KARNO’s high power density allows it to be deployed as a localized power source for vehicle charging without consuming valuable parking space.
•Prime Power: Most consumers prefer to use grid power over localized generator source due to its inherent advantages in terms of simplicity, convenience, scalability and cost effectiveness. For critical applications such as hospitals, data centers and refrigerated warehouses, the availability of local generators in case of a grid power failure is indispensable. The advent of the KARNO generator introduces the opportunity for certain power consumers to rethink their primary and secondary power sources. Due to its unique attributes in comparison to conventional generators, which include consistently high efficiency across all power levels, minimal maintenance requirements, and reduced level of noise and emissions, the KARNO generator stands as a potentially more cost-effective base load power source for consumers, who would then utilize the electric grid as a backup source of power. This arrangement holds particular appeal for consumers facing high grid electrical costs and low fuel costs, such as for natural gas.
•Peak Shaving: “Peaking charges” also referred to as “demand charges” are fees imposed by utilities on consumers based on their highest recorded electricity usage during a billing cycle, often measured over a short interval, such as 15 minutes. These charges serve to recuperate the expenses associated with maintaining grid capacity during periods of peak demand. For consumers with substantial peak demand, such as large industrial facilities and data centers, peaking charges can significantly inflate their electric bills. Additionally, time-based electricity rates are now very common to reduce demand on the grid during peak times. Peak rates can be two to three times higher than base rates, increasing electricity charges even further for consumers. In this context, distributed generation sources like the KARNO generator can play a pivotal role in mitigating the financial impact of peaking charges and rates by supplementing grid power during peak consumption periods.
•Backup Power: The market for local backup power generators is well established but also poised for growth due to reduced reliability of the power grid, a greater share of intermittent renewable sources of electricity, the frequency and severity of extreme weather events and the need for continuous power supply in critical applications. Generator emissions are a growing concern in the backup power market due to increased focus on the health impacts of harmful compounds such as nitrogen oxides (“NOx”), carbon monoxide and volatile organic compounds (“VOCs”). To address these concerns, emissions control technologies are incorporated for conventional generators and alternative sources of fuel like natural gas are replacing diesel, which is also a source of particulate matter (“PM”) emissions if exhaust gases are untreated. The backup power market is another opportunity for the KARNO generator which is particularly attractive for its low level of emissions and low noise level while in operation. The KARNO generator is expected to reduce CO and NOx emissions by over 95% compared to diesel generators, and potentially without the need for exhaust aftertreatment.
Following initial deployments, we expect to ramp up commercialization of the KARNO generator including expansion of production capacity and establishment of sales and distribution channels, potentially including market collaborations and extending our reach outside of the U.S. In the future we intend to develop KARNO generators of different sizes and configurations to capitalize on KARNO’s unique advantages and extend these advantages across a broader range of market opportunities.
The Science of KARNO
The KARNO generator is distinguished from conventional generating systems that rely on reciprocating internal combustion engines or gas turbines to drive a rotating shaft. In contrast, the KARNO generator harnesses the power of a heat engine to propel a linear generating system. This innovative generator derives its linear motion from temperature differences inside the engine. The generation of heat within the system occurs through flameless oxidation of fuels, like natural gas, hydrogen, or propane. This thermal energy causes helium gas enclosed within a sealed cylinder to expand, thereby propelling linear motion in a connected piston-shaft system which includes a sequence of permanent magnets situated on the shaft passing through electrical coils. Subsequently, the counter-motion generated by a piston at the opposite end of the shaft flows the helium gas to the cold side of a piston in an adjacent shaft, where excess heat is efficiently dissipated. This cyclical process continues, resulting in a continuous source of electrical power for so long as heat is supplied to the generator.
Linear generators present several advantages over conventional generators, with key benefits including reduced maintenance, attributable to their simplified design with few moving parts. Additionally, they exhibit high power density and higher efficiency by circumventing the mechanical losses linked to rotating components such as bearings and gears while producing less noise and vibration. In the case of KARNO, each shaft of the generator relies on a single moving part and utilizes a pressurized helium bearing system in place of oil-based lubricants.
Heat engines offer the advantages of fuel flexibility and high operating efficiency. The KARNO generator stands out for its ability to achieve exceptional efficiency by maximizing heat transfer between components and working fluids. Enabled by advances in additive manufacturing systems, parts are designed with a large number of intricate flow channels for the movement of heat, cooling water, helium and exhaust gases such that contact surface areas for heat transfer are maximized. This enables the KARNO generator to achieve exceptional levels of efficiency.
The KARNO generator is expected to surpass the efficiency of conventional generating systems when employing various fuel sources and even outperform fuel cells when using hydrogen. Notably, its high efficiency remains consistent across a broad range of output power levels. In contrast, fuel cells reach peak efficiency at low power levels but experience diminishing efficiency as output increase towards full power. Internal combustion engines typically achieve peak efficiency within a limited operational output range and may suffer increased wear at low power levels. The KARNO generator offers a distinct advantage in power adjustment by modulating the rate of heat introduction, enabling seamless power adjustments without compromising the generator’s efficiency.
We anticipate that the KARNO generator will achieve an electrical generating efficiency of nearly 50%, calculated by considering the usable output power in relation to the energy from the fuel source. High efficiency is expected to remain consistent across a wide range of output power levels, spanning from tens of kilowatts to multiple megawatts. In contrast, internal combustion diesel generators typically operate within an efficiency range of 25% to 40% over a similar power spectrum, while the U.S. electrical power grid is estimated to operate at an efficiency between 33% and 40%. Notably, best-in-class grid-level gas turbine powerplants can obtain efficiencies ranging between 45% to 55%. However, they incur transmission and distribution losses between 5% and 10% which the KARNO generator can circumvent by being strategically located near the point of power consumption.
Conventional generators emit pollutants as a result of incomplete combustion of fuel-air mixtures, with the formation of nitrous-oxide compounds being particularly prominent. Unlike conventional generators, which often employ internal combustion engines operating at high temperatures with rapid and incomplete fuel combustion, the KARNO generator is designed for continuous fuel oxidation at lower temperatures than internal combustion engines and extended burn times. This is achieved partly through the recirculation of exhaust gases, which serves to prolong combustion duration and by pre-heating incoming air. As a result, the KARNO generator is anticipated to achieve remarkably low levels of emissions, with CO and

NOx emissions expected to be reduced by over 95% compared to best-in-class diesel engines and targeting CARB 2027 standards without the need for aftertreatment.
One of the notable advantages of the KARNO generator, in comparison to traditional generating units, is the expected significant reduction in maintenance requirements and cost. Conventional generators typically incur periodic and usage-based maintenance expense that can range between 5% to 20% of their total operating cost throughout their lifespan, influenced by factors such as utilization and operating parameters. KARNO’s primary advantage arises from having only a single moving linear actuator per shaft (4 shafts per 200kW generator), which glides linearly on low friction helium bearings. This innovative design significantly mitigates efficiency losses attributed to friction, enhances the system’s operational longevity and eliminates the need for oil-based lubricants commonly found in conventional generators. Furthermore, internal combustion engines require extensive overhauls after specific operating periods which are costly, require specialized expertise, and result in prolonged downtime. Conversely, the KARNO generator is projected to require less costly and simplified maintenance service than internal combustion engines, translating into both cost savings and reduced downtime.
The KARNO generator, functioning as a heat engine, derives significant advantages from its expected capability to operate across a diverse spectrum of over 20 available fuel sources and fuel mixtures. These include natural gas, propane, gasoline, jet fuel, and alternative fuels like bio-diesel, hydrogen and ammonia. Moreover, the generator can seamlessly transition between these fuels or fuel blends, requiring no physical modifications to its flameless oxidation system. This versatility enables a single generator to adapt to different use cases. For example, the generator may operate on natural gas for prime power generation when a pipeline connection is available and on waste gas near a landfill or dairy. Furthermore, as hydrogen becomes more widely available, the KARNO generator can seamlessly adapt to this cleaner fuel. As the energy landscape evolves, the KARNO generator’s fuel-agnostic nature positions it as a future-proof solution to electricity generation needs.
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including but not limited to current economic uncertainties, supply chain disruptions, inflation and rising interest rates as well as those discussed below and referenced in Item 1A. “Risk Factors.”
Successful Commercialization of KARNO Generator
Our focus in the remainder of 2023 will be on continuing development and testing of our fuel-agnostic KARNO stationary generator and deploying initial revenue-generating units with customers in 2024. We anticipate that a substantial portion of our capital resources and efforts in the near future will be focused these activities. The amount and timing of our future funding requirements, if any, will depend on many factors, including but not limited to the pace of completing initial KARNO generator design, testing and validation, the pace at which we introduce initial generator units to the market, our strategies for manufacturing KARNO generator components (whether in-house or through outsourcing to third parties), the range of product offerings we plan to bring to market and external market factors beyond our control.
Wind-down of Powertrain Business
We no longer expect to recognize revenue on products not related to KARNO, including the Hypertruck ERX and Hybrid. The Company is evaluating opportunities to monetize certain of the assets and technology relating to the Business, but no assurances can be provided that any such opportunities will be realized. The Company expects the wind-down to be completed by the end of the Company’s first quarter of fiscal year 2024 and will include a reduction of the Company’s workforce by approximately 175 people, or 67%, with some expected to be provided transition packages that will provide for continued services through various dates of the Company’s fiscal year 2024.

Key Components of Statements of Operations
Revenue
We historically generated revenues from sales of Hybrid systems for Class 8 semi-trucks and limited quantities of Class 8 semi-trucks outfitted with the Hybrid system. As a result of the strategic review and decision to discontinue the powertrain business, we do not anticipate generating future revenues until we begin commercialization of our KARNO generators.
Cost of Revenue
Cost of revenue includes all direct costs such as labor and materials, overhead costs, warranty costs and any write-down of inventory to net realizable value.
Research and Development Expense
Research and development expenses consist primarily of costs incurred for the discovery and development of our KARNO stationary generator and electrified powertrain solutions, which include:
•personnel-related expenses including salaries, benefits, travel and share-based compensation, for personnel performing research and development activities;
•fees paid to third parties such as contractors for outsourced engineering services and to consultants;
•expenses related to components for development and testing, materials, supplies and other third-party services;
•depreciation for equipment used in research and development activities;
•acquired in-process research and development from asset acquisition; and
•allocation of general overhead costs.
We expect to continue to invest in research and development activities to achieve operational and commercial goals, though we expect a reduction in research and development expenses on a go-forward basis as a result of discontinuing our powertrain business.
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
We expect a reduction in selling, general and administrative expenses on a go-forward basis as a result of discontinuing our powertrain business.
Other Income (Expense)
Other income currently consists primarily of interest income earned on our investments. As a result of our acquisition of the KARNO generator technology, we plan to assume a government contract with the United States Office of Naval Research that is not expected to have a material impact on our business. We plan to seek additional government contracts in the future and may reassess the classification of such contracts as revenue based on business strategy.

Results of Operations
Comparison of Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022
Our results of operations for the three months ended September 30, 2023 (the “current quarter”) and 2022 on a consolidated basis are summarized as follows (in thousands, except share and per share data):

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues
Product sales and other	$96	$499	$(403)	(80.8)%
Total revenues	96	499	(403)	(80.8)%
Cost of revenues
Product sales and other	677	2,916	(2,239)	(76.8)%
Total cost of revenues	677	2,916	(2,239)	(76.8)%
Gross loss	(581)	(2,417)	1,836	(76.0)%
Operating expenses
Research and development	25,115	52,678	(27,563)	(52.3)%
Selling, general and administrative expenses	8,186	10,264	(2,078)	(20.2)%
Total operating expenses	33,301	62,942	(29,641)	(47.1)%
Loss from operations	(33,882)	(65,359)	31,477	(48.2)%
Interest income	3,534	1,926	1,608	83.5%
Gain on disposal of assets	—	46	(46)	(100.0)%
Other income, net	26	—	26	N/A
Net loss	$(30,322)	$(63,387)	$33,065	(52.2)%

Net loss per share, basic and diluted	$(0.17)	$(0.36)	$0.19	(52.8)%

Weighted-average shares outstanding, basic and diluted	181,641,060	174,345,022	7,296	4.2%
See Part I, Item 1. “Note 2. Subsequent Events” and Part II, Item 5. for discussion of estimated charges and pro forma financial statements.
Revenue
Sales associated with our Hybrid products decreased $0.4 million. As a result of our strategic review and decision to discontinue our powertrain business, we do not anticipate further revenue until we begin commercialization of our KARNO generator.
Cost of Revenues
Cost of revenues associated with our Hybrid products decreased $2.2 million. The decrease in cost of revenues includes:
•A decrease in inventory write-downs of $1.5 million attributable to inventory on hand that had a cost higher than its expected net realizable value as we purchased less inventory in the current quarter;
•A decrease in costs associated with sales of Hybrid systems of $0.4 million; and
•A decrease in warranty costs of $0.3 million for estimated costs to administer and maintain the warranty program for labor, transportation and parts, excluding any contribution from vendors as we sold fewer Hybrid systems in the current nine months.
Research and Development
Research and development expenses decreased $27.6 million due to:
•A decrease of $28.8 million related to hydrogen and fuel agnostic capable generator technology (“KARNO”) acquired in September 2022 from General Electric Company’s GE Additive business to develop and commercialize the fuel agnostic KARNO generator; and

•A decrease of $1.4 million for the design and testing of our Hypertruck ERX system; offset by
•An increase of $2.6 million for the design and testing of our KARNO stationary generator.
Selling, General and Administrative
Selling, general, and administrative expenses decreased $2.1 million primarily due to:
•A decrease of $1.6 million in personnel and benefits primarily due to the prior year departure of our previous Chief Financial Officer;
•A decrease of $0.6 million for insurance costs; and
•A decrease of $0.2 million in marketing and advertising; partially offset by
•An increase of $0.2 million in professional services;
Other Income
Total other income increased $1.6 million primarily due to an increase in interest income on investments.
Comparison of Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022
The following table summarizes our results of operations on a consolidated basis for the nine months ended September 30, 2023 (the “current nine months”) and 2022 (in thousands, except share and per share data):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Revenues
Product sales and other	$672	$1,011	$(339)	N/A
Total revenues	672	1,011	(339)	N/A
Cost of revenues
Product sales and other	1,675	7,160	(5,485)	N/A
Total cost of revenues	1,675	7,160	(5,485)	N/A
Gross loss	(1,003)	(6,149)	5,146	N/A
Operating expenses
Research and development	73,472	88,543	(15,071)	(17.0)%
Selling, general and administrative expenses	30,265	32,255	(1,990)	(6.2)%
Total operating expenses	103,737	120,798	(17,061)	(14.1)%
Loss from operations	(104,740)	(126,947)	22,207	(17.5)%
Interest income	10,345	3,066	7,279	237.4%
Gain (loss) on disposal of assets	1	(89)	90	N/A
Other income, net	14	—	14	N/A
Net loss	$(94,380)	$(123,970)	$29,590	(23.9)%

Net loss per share, basic and diluted	$(0.52)	$(0.71)	$0.19	(26.8)%

Weighted-average shares outstanding, basic and diluted	180,914,250	173,945,156	6,969	4.0%
See Part I, Item 1. “Note 2. Subsequent Events” and Part II, Item 5. for discussion of estimated charges and pro forma financial statements.
Revenue
Sales associated with our Hybrid products increased $0.3 million. As a result of our strategic review and decision to discontinue our powertrain business, we do not anticipate further revenue until we begin commercialization of our KARNO generator.

Cost of Revenues
Cost of revenues associated with our Hybrid products decreased $5.5 million. The decrease in cost of revenues includes:
•A decrease in inventory write-downs of $4.6 million attributable to inventory on hand that had a cost higher than its expected net realizable value as we purchased less inventory in the current nine months;
•An decrease in costs associated with sales of Hybrid systems of $0.4 million; and
•A decrease in warranty costs of $0.5 million for estimated costs to administer and maintain the warranty program for labor, transportation and parts, excluding any contribution from vendors as we sold fewer Hybrid systems in the current nine months.
Research and Development
Research and development expenses decreased $15.1 million due to:
•A decrease of $28.8 million related to KARNO technology acquired in September 2022 from General Electric Company’s GE Additive business to develop and commercialize the fuel agnostic KARNO generator; offset by
•An increase of $9.3 million for the design and testing of our KARNO stationary generator; and
•An increase of $4.4 million for the design and testing of our Hypertruck ERX system.
Selling, General and Administrative
Selling, general, and administrative expenses decreased $2.0 million primarily due to:
•A decrease of $2.0 million for insurance costs; and
•A decrease of $0.9 million in professional services; partially offset by
•An increase of $0.9 million in personnel and benefits due to workforce growth over the past year and inflation, offset by the prior year departure of our previous Chief Financial Officer.
Other Income (Expense)
Total other income increased $7.4 million primarily due to an increase in interest income on investments.
Liquidity and Capital Resources
At September 30, 2023, our current assets were $194.0 million, consisting primarily of cash and cash equivalents of $28.6 million, short-term investments of $153.6 million and prepaid expenses of $11.5 million. Our current liabilities were $13.2 million primarily comprised of accounts payable, accrued expenses and operating lease liabilities. We also had $141.3 million of investments in longer-term liquid securities which we maintain to generate higher income on capital that we do not expect to spend in the next 12 months.
We believe the credit quality and liquidity of our investment portfolio at September 30, 2023 is strong and will provide sufficient liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply and demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity whereby no investment security may have a final maturity of more than 36 months from the date of acquisition or a weighted average maturity exceeding 18 months. Eligible investments under the Company’s investment policy bearing a minimum credit rating of A1, A-1, F1 or higher for short-term investments and A2, A, or higher for longer-term investments include money market funds, commercial paper, certificates of deposit and municipal securities. Additionally, all of our debt securities are classified as held-to-maturity as we have the intent and ability to hold these investment securities to maturity, which minimizes any realized losses that we would recognize prior to maturity. However, even with this approach we may incur investment losses as a result of unusual or unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.
Based on our past performance, we believe our current and long-term assets will be sufficient to continue and execute on our business strategy and meet our capital requirements for the next twelve months. We do not expect to need to raise additional capital for the foreseeable future. Our primary short-term cash needs are costs associated with the exit of our powertrain business and KARNO generator development costs. Longer term, our capital needs will be determined by our go-to-market strategy, which may include development of our own KARNO generator manufacturing capacity or outsourcing this work to third parties or business partners. Finally, based on current projections of operating expenses, capital spending and working capital growth, we expect to have approximately $285 million in cash, short-term and long-term investments remaining on our balance sheet at the end of 2023.
We expect to continue to incur net losses in the short term, as we continue to execute on our strategic initiatives by completing the development and commercialization of the KARNO generator with anticipated initial customer deployments in late 2024. However, actual results could vary materially and negatively as a result of a number of factors including, but not limited to, those discussed in Part II, Item 1A. “Risk Factors.”
The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our research and development efforts, the breadth of product offerings we plan to commercialize, the pace of sales, and our long-term plan manufacturing plan for the KARNO generator, as well as factors that are outside of our control.
During the periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.
Cash Flows
Net cash, cash equivalents and restricted cash provided by or used in operating activities, investing activities and financing activities for the nine months ended September 30, 2023 and 2022 is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash from operating activities	$(92,427)	$(83,442)
Cash from investing activities	1,561	(20,750)
Cash from financing activities	(2)	(92)
	$(90,868)	$(104,284)
Cash from Operating Activities
For the nine months ended September 30, 2023, cash flows used in operating activities were $92.4 million. Cash used primarily related to a net loss of $94.4 million, adjusted for a $5.3 million change in working capital accounts and $7.2 million in certain non-cash expenses (including $5.2 million related to share-based compensation, partially offset by $2.7 million related to accounts payable, accrued expenses and other liabilities and $1.2 million related to prepaid expenses and other assets).
For the nine months ended September 30, 2022, cash flows used in operating activities were $83.4 million. Cash used primarily related to a net loss of $124.0 million, adjusted for a $2.3 million change in working capital accounts and $42.8 million in certain non-cash expenses (including $28.8 million related to acquired in-process research and development, $5.3 million related to share-based compensation, $3.1 million related to prepaid expenses and other assets, $3.0 million related to depreciation, amortization and accretion charges and $2.0 million related to accounts payable, accrued expenses and other liabilities).
Cash from Investing Activities
For the nine months ended September 30, 2023, cash flows provided by investing activities were $1.6 million. Cash provided related to the sale or maturity of investments of $178.6 million, partially offset by the purchase of investments of $170.2 million and acquired property and equipment of $6.8 million.
For the nine months ended September 30, 2022, cash flows used in investing activities were $20.8 million. Cash used primarily related to the purchase of investments totaling $160.1 million, acquired in-process research and development of $14.4 million and property and equipment of $2.6 million, offset by the sale or maturity of investments of $156.4 million.
Cash from Financing Activities
For the nine months ended September 30, 2023, cash flows used in financing activities were nil.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our Principal Executive Officer and Principal Financial Officer) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Principal Executive Officer and Principal Financial Officer have concluded that, at September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time in the ordinary course of business, the Company may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” and in our 2022 Annual Report on Form 10-K you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.
Our KARNO business strategy may not succeed.
As discussed under Part II. Item 5 of this quarterly report on Form 10-Q, the Company is undertaking a significant shift in its business strategy by discontinuing operations related to the electrified powertrain systems business and focusing on the development and commercialization of the Company's fuel-agnostic KARNO generator technology.
We have historically incurred net losses ($153.4 million for the year ended December 31, 2022 and cumulative net operating losses of $277.3 million during the previous three years ended December 31, 2022). We believe that we will continue to incur significant operating and net losses each quarter until we are generating positive gross margins from sales of KARNO generator products. We do not expect to achieve this level of financial performance in 2023, and we may never achieve such performance.
Additionally, in connection with our new business strategy, we expect to adopt initiatives in an effort to improve operating efficiencies and lower our cost structure. There may be unanticipated difficulties in implementing one or more of these initiatives, and we may not ultimately realize the full benefits of, or be able to sustain the benefits anticipated by, these initiatives.
We will require significant capital to develop and grow our business, including developing, producing and servicing KARNO generators and our brand. We expect to incur significant expenses, which will impact our profitability and available capital, including costs for research and development efforts, component and service procurement, sales, general and administrative costs, and production, distribution and support.
Our ability to become profitable in the future will require us to complete the design, development and testing of our KARNO generator while achieving projected performance criteria. We must also successfully market our KARNO generator and related services to customers, sell our systems at prices needed to achieve positive gross margins, and control operating and production costs. We may need to sell our products at a loss or discounted prices in the short term in order to win initial customer orders and gain the confidence of potential customers. If we are unable to efficiently design, produce, market, sell, distribute and service our KARNO generator, our margins, profitability, and long-term prospects will be materially and adversely affected.
Significant markets for our KARNO generator may never develop or may develop more slowly than we anticipate. This would significantly harm our revenues and may cause us to be unable to recover the losses we have incurred and expect to incur in the development of our products.
The distributed power generation industry is still an emerging market in an otherwise mature and heavily regulated energy utility industry, and we cannot be sure that potential customers will accept distributed generation broadly, or stationary power generators including our KARNO generators, specifically. Significant markets for distributed power generation may never develop or they may develop more slowly than we anticipate. Enterprises may be unwilling to adopt our KARNO generator technology over traditional or competing power sources like electricity from the grid, for any number of reasons, including the perception that our technology or our Company is unproven, lack of confidence in our business model, the unavailability of third-party service providers to operate and maintain KARNO generators, and lack of awareness of our product or their perception of regulatory or political headwinds.

Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. In particular, estimates and forecasts relating to the size and expected growth of electricity demand in our target markets, our capacity to address this demand, the adoption of our KARNO generator technology, and our pricing may prove to be inaccurate. Any inaccuracies or errors in our estimates or third-party estimates of market opportunity may cause us to misallocate capital and other business resources, which could harm our business. The addressable market we estimate may not materialize for many years, if ever, and even if the markets in which we compete meet size estimates and growth forecasts, our business could fail to grow at similar rates, if at all.
Any such delay or failure in the development of potential markets would significantly harm our revenues and we may be unable to recover the losses we have incurred and expect to continue to incur in the acquisition and development of KARNO generator technology. If this were to occur, we may never achieve profitability and our business could fail. Whether or not end-users will want to implement and use stationary power generators other distributed generation technologies may be affected by many factors, some of which are beyond our control, including: the emergence of more competitive technologies and products; alternative technologies and products that could render our products obsolete; the future cost of fuels used by our products; the regulatory requirements of agencies with respect to energy products; government support by way of legislation, tax incentives, policies or otherwise, relating to our technology; the manufacturing and supply costs for components and systems for the KARNO generator; the perceptions of consumers regarding the safety of our products; the willingness of consumers to try new technologies; and the continued development and improvement of existing power technologies.
We expect to face significant competition in the distributed generation market.
Our KARNO generators will compete with a broad range of companies and technologies, including traditional energy suppliers, such as public utilities, and other energy providers utilizing traditional co-generation systems, nuclear, hydro, coal or geothermal power, companies utilizing intermittent solar or wind power paired with storage, and other commercially available stationary power generation technologies, including fuel cells and diesel generators.
Many of our competitors, such as traditional utilities and other companies offering distributed generation products, have longer operating histories, customer incumbency advantages, access to and influence with local and state governments, and access to more capital resources than us. Significant developments in alternative technologies, such as energy storage, wind, solar or hydro power generation, or improvements in the efficiency or cost of traditional energy sources, including coal, oil, natural gas used in combustion, or nuclear power, may materially and adversely affect our business and prospects in ways we cannot anticipate. We may also face new competitors who are not currently in the market, including companies with newer or better technologies or products, larger providers or traditional utilities or other existing competitors that may enter our market segments. If we fail to adapt to changing market conditions and to compete successfully with grid electricity or new competitors, our growth will be limited, which would adversely affect our business results.
We may experience significant delays in the design, production and launch of the KARNO generator which could harm our business, prospects, financial condition and operating results.
The KARNO generator is still in the development and testing phase, and commercial deliveries are not expected to begin until late 2024 or later, and may not occur at all. Any delay in the financing, design, production and launch of the KARNO generator, would materially damage our brand, business, prospects, financial condition and operating results.
We have no experience manufacturing the KARNO generator on a large-scale basis and if we do not develop adequate manufacturing processes and capabilities to do so, or if we fail to identify qualified outsourced manufacturing partners, in a timely manner, we will be unable to achieve our growth and profitability objectives.
We have not yet manufactured the KARNO generator on a large scale but in order to produce the generator at affordable prices, we will have to manufacture at scale. We do not know whether our plans to scale the product will be implemented such that they will satisfy the requirements of our customers and the anticipated markets for the KARNO generator. If the Company is unable to develop these manufacturing capabilities internally, we may be unable to identify outsourced manufacturing partners who have the technical capability to produce KARNO generators or who can do so on commercially acceptable terms. Our failure to develop manufacturing processes and capabilities in a timely manner could prevent us from achieving our growth and profitability objectives.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Costs Associated with Exit or Disposal Activities
On November 7, 2023, the board of directors (the “Board”) of the Company approved a strategic plan to wind-down its electric powertrain business (the “Powertrain Business”) and preserve technology relating to the Powertrain Business, to better align its workforce with the Company’s future needs, and to reduce the Company’s operating costs (the “Plan”). As part of the Plan, the Company will continue to focus on commercialization of its KARNO generator technology (“KARNO”). Following completion of the Plan, we no longer expect to recognize revenue on products not related to KARNO, including the Company’s Hypertruck ERX system (“Hypertruck ERX”) and Hyliion Hybrid system (“Hybrid”). The Company is evaluating opportunities to monetize certain of the assets and technology relating to the Business, but no assurances can be provided that any such opportunities will be realized. The Company expects the wind-down to be completed by the end of the Company’s first quarter of fiscal year 2024. In connection with the Plan, the Company expects to incur total charges and expenses of approximately $18.4 million.
The Plan includes a reduction of the Company’s workforce by approximately 175 people, or 67%, with some expected to be provided transition packages that will provide for continued services through various dates of the Company’s fiscal year 2024. The Company expects the Plan will result in (i) charges consisting of approximately $1.4 million in employee severance and retention payments and $0.9 million in non-cash stock-based compensation expense related to vesting of share-based awards, and (ii) cash expenditures of approximately $13.9 million for contract terminations, with up to an additional $9.0 million depending on the outcome of supplier negotiations and other estimates and uncertainties.
The Company expects the majority of the charges and expenses related to the Plan to be incurred in the Company’s fourth quarter of fiscal year 2023.
The above estimates of the cash expenditures and charges that the Company expects to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions and actual amounts may differ materially from estimates. For example, potential employee reductions are subject to legal requirements, which may extend the reduction process beyond that expected in certain cases. In addition, the Company may incur other cash expenditures or charges not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Plan or otherwise.
Pro Forma Financial Information
The following unaudited pro forma financial information of the Company is filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference:
•Unaudited Pro Forma Condensed Consolidated Balance Sheet as of September 30, 2023;
•Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2023;
•Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Year Ended December 31, 2022; and
•Notes to the Unaudited Pro Forma Condensed Consolidated Financial Statements.
The pro forma financial statements are presented for informational purposes only and do not purport to represent what the Company’s results of operations or financial position would have been had the discontinuation of the Business and other transactions reflected occurred on the dates indicated or to project the Company’s financial position as of any future date or the Company’s results of operations for any future period.
Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing
On November 2, 2023, Hyliion Holdings Corp. (the “Company”) received notice (the “Delisting Notice”) from the New York Stock Exchange (the “NYSE”) that because the average per share closing price of its common stock (the “Common Stock”) over a 30 consecutive trading-day period ended November 1, 2023 was below $1.00 (the “Minimum Price Requirement”), the Company was not in compliance with Section 802.01C of the NYSE’s Listed Company Manual.
The Company plans to notify the NYSE within 10 business days of its receipt of the Delisting Notice of its intent to cure the deficiency and will consider a number of alternatives to regain compliance with the Minimum Price Requirement. Pursuant to Section 802.01C, the Company has a period of six months following receipt of the Delisting Notice (the “Cure Period”) to regain compliance with the Minimum Price Requirement. Compliance with the Minimum Price Requirement can be regained at any time during the Cure Period if on the last trading day of any calendar month during the Cure Period or on the last day of the

Cure Period, the Company has both (i) a closing price of at least $1.00 per share of Common Stock, and (ii) an average closing price of at least $1.00 per share of Common Stock over the thirty trading-days ended that day.
The Delisting Notice has no immediate impact on the listing of the Common Stock, which will continue to be listed and traded on the NYSE under the symbol “HYLN” during the Cure Period, subject to the Company’s compliance with the other continued listing requirements of the NYSE. The Delisting Notice does not affect the ongoing business operations of the Company or its reporting requirements with the Securities and Exchange Commission. However, failure to regain compliance with the Minimum Price Requirement within the Cure Period or to satisfy other NYSE listing standards could lead to the initiation of suspension and delisting procedures by the NYSE.
A copy of the press release announcing the Company’s receipt of the Delisting Notice is furnished herewith as Exhibit 99.2 and is incorporated by reference herein.
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

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Unaudited condensed consolidated financial statements.
99.2**	Press Release of Hyliion Holdings Corp., dated November 8, 2023
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2023	HYLIION HOLDINGS CORP.

/s/ Thomas Healy
	Name:	Thomas Healy
	Title:	Chief Executive Officer (Principal Executive Officer)

/s/ Jon Panzer
	Name:	Jon Panzer
	Title:	Chief Financial Officer (Principal Financial Officer)