Form 10-K
period 2023-12-31
Hyliion Holdings Corp.
filed 2024-02-13
CIK 1759631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, based upon the closing price of such stock on The New York Stock Exchange on such date of $1.67, was $245 million. This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.
As of February 6, 2024, 183,208,375 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.
Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
ii

Part I
ITEM 1. BUSINESS
Overview
Hyliion Holdings Corp. is a Delaware corporation headquartered in Cedar Park, Texas, with research and development facilities in Cincinnati, Ohio, and listed on the NYSE, that designs and develops power generators for stationary and mobile applications. References to the “Company,” “Hyliion,” “we,” or “us” in this report refer to Hyliion Holdings Corp. and its wholly owned subsidiary, unless expressly indicated or the context otherwise requires. The Company was incorporated on November 7, 2018.
Hyliion is committed to creating innovative solutions that enable clean, flexible and modular electricity production while contributing positively to the environment in the energy economy. In September 2022, we acquired assets including new hydrogen and fuel-agnostic-capable generator technology from General Electric Company’s GE Additive business (“KARNO generator”). The KARNO generator is a fuel-agnostic power generation solution, enabled by additive manufacturing, that leverages a linear heat engine to generate electricity with significant improvements in efficiency, emissions and cost compared to conventional generators. The Company’s primary focus is to provide distributed power generators that operate on various fuel sources to future-proof for an ever-changing energy economy. Hyliion is addressing the commercial space first with a locally deployable generator that can offer prime power, backup power, peak demand reduction, renewables matching and power generation from waste fuels such as landfill and flare gas. In the future, the Company plans to scale up its generator solution to address larger utility-scale power needs and to develop variants for household use and mobile applications such as vehicles and marine. Additionally, the generator technology is well-suited to provide combined heat and power (“CHP”) in various stationary applications.
Strategic Business Developments
During the third quarter of fiscal year 2023 and prior, Hyliion offered the Hyliion Hybrid system (“Hybrid”), an electrified powertrain system that augments existing Class 8 semi-trucks to improve vehicle performance or reduce fuel usage, depending on application. The Hybrid system could be installed on new vehicles prior to entering service, or retrofit onto existing in-service vehicles, allowing customers to use their preferred vehicle brands and maintain their existing fleet maintenance and operations strategies. The Company began selling the Hybrid system in late 2021, with deployments to fleets in the transportation and logistics sector in a variety of duty cycles, use cases, and geographical regions. The Company also continued development of its Hypertruck ERX powertrain platform (“Hypertruck ERX”), a complete electrified powertrain system leveraging an onboard compact natural-gas-fueled generator to supplement battery range to transform an OEM platform into a range extended electric vehicle.
Companies in the truck electrification space (including Hyliion) continue to face a number of challenges and headwinds as they develop and scale the production of new clean vehicles, and as customers deploy these vehicles in their fleets. For Hyliion, these challenges have included, a slower-than-anticipated market transition to electric truck fleets, escalating component and production costs, new and evolving California Air Resources Board (“CARB”) mandates for fleet adoption of electric trucks, the need to reduce the cost and weight of the Hypertruck ERX platform, continued work by OEMs to de-content components that Tier 1 suppliers are providing, and the expectation that the Company will need to raise additional capital to address and overcome these challenges.
In light of these challenges to the business and other considerations, the Company’s board of directors (the “Board”), with the support of its expert advisors, explored a range of strategic alternatives for its electrified powertrain systems business. At the conclusion of that strategic review in the fourth quarter of fiscal year 2023, the Board determined that discontinuing operating the electrified powertrain systems business and focusing on the development and commercialization of the Company’s fuel-agnostic KARNO generator technology would be the most effective use of the Company’s capital and in the best interests of the Company’s shareholders.
Hyliion intends to retain the powertrain technology, enabling the Company to explore a future use or sale of the technology. Tangible assets include the first 30 Hypertruck ERX production trucks which Hyliion no longer plans to recognize revenue on, the Hypertruck Fuel Cell prototype truck that Hyliion successfully completed in the third quarter of fiscal 2023 in collaboration with Hyzon Motors, and other development trucks and equipment. We expect to sell certain of these tangible assets.
Market Opportunity
The U.S. electrical grid is facing a multitude of challenges as it strives to manage the escalating demand for electricity while adapting to evolving generating resources. The electrification of transportation, particularly the growing adoption of electric vehicles, is adding substantial load to the grid. Additionally, the integration of renewable energy sources such as solar and wind power introduces variability and necessitates grid modernization and storage solutions for stability. Hyliion believes that localized grid generation will become an increasing part of the solution to these challenges.
Hyliion also believes that the KARNO generator is suitable for a wide range of electrical power generating applications and can address many concerns with conventional generators that inhibit consumers from adopting onsite generating systems today, including cost versus grid power, reliability, maintenance needs, noise, inflexibility and emissions. Additionally, the KARNO generator is expected to be able to operate using a wide range of fuel sources including carbon-free fuels such as hydrogen and ammonia.
The planned initial KARNO generator variant is both power dense and easy to deploy. It is expected to consist of a single four-shaft 200kW generating unit along with essential balance-of-plant components, all arranged within a space-efficient, rectangular configuration occupying approximately three cubic meters. Later planned developments are expected to include a greater-than 2MW system with multiple KARNO generators inside the footprint of a 20 foot shipping container. Over time, we expect larger and smaller capacity versions of the KARNO generator will be offered with power levels varying based on the number of generator shafts included or the size of component parts. We expect the KARNO generator to initially compete effectively in the market for power applications between 200kW to 5MW and later extending to larger and smaller power configurations.
We are currently working with potential customers for initial generator deployments. The primary purpose of these deployments is to further test and validate KARNO generator product attributes including efficiency, emissions, maintenance requirements, durability, control systems and other parameters. We expect to receive compensation for these initial deployments as we believe the generator will provide tangible benefits to customers. We also expect that early deployments will demonstrate the effectiveness of the KARNO generator in a wide range of electrical generating applications. Target markets include:
•Prime Power: Most consumers prefer the grid versus generating power locally due to the grid’s inherent advantages of simplicity, convenience, scalability and cost effectiveness. For critical applications such as hospitals, data centers and refrigerated warehouses, local generators are indispensable in case of a grid power failure. The KARNO generator introduces the opportunity for certain power consumers to rethink their primary and secondary power sources. Due to its unique attributes in comparison to conventional generators, including consistently high efficiency across power levels, minimal maintenance requirements, and reduced level of noise and emissions, the KARNO generator stands as a potentially more cost-effective base load power source for consumers, who could then utilize the electric grid as a backup source of power. This arrangement holds particular appeal for consumers facing high grid electrical costs and low fuel costs, such as for natural gas.
•Vehicle Charging: The rapid growth of consumer electric vehicles is increasingly straining grid capacity and reliability, both domestically and internationally. The introduction of commercial EVs, such as buses, delivery vans and large trucks is expected to intensify this challenge in the future given their substantial power requirements during charging. Many commercial operators cite the lack of electrical capacity access as the primary obstacle to expanding their electric vehicle fleets. Here, we believe the KARNO generator offers a unique solution for vehicle charging. Its flexibility in fuel sources, including the ability to use hydrogen, along with its superior environmental performance and low emissions and noise levels offer advantages over internal combustion generators. A KARNO generator can also modulate power without efficiency loss by activating or deactivating individual generators and by regulating the heat input to each generator. Finally, KARNO’s high power density allows it to be deployed as a localized power source for vehicle charging without consuming parking space.
•Waste Gas Power Generation: Natural gas sourced from waste sites like landfills, water treatment plants and dairy farms is a growing market as producers seek to capture sources of methane emissions that would otherwise be released into the atmosphere or flared. Also known as renewable natural gas (“RNG”), most sources are typically treated to remove impurities such as carbon dioxide, hydrogen sulfide and moisture before the gas can be utilized or injected into natural gas pipelines. We believe the KARNO generator will compete effectively as a power generator using waste gas sources. Its modularity, coupled with its capability to oxidize a variety of fuel sources and mixtures with no or limited prior gas processing, positions it as an efficient and adaptable power generator for waste gas sources.
•Flare Gas: Similarly, natural gas extracted from gas or oil wells frequently requires processing to remove natural gas liquids and impurities. At remote well sites, gas may be flared, or burned, due to insufficient pipeline capacity for transmission to consuming markets. The KARNO generator creates a new opportunity – to transform flare gas into valuable electricity, destined either for integration into the electric grid or for localized consumption. As with RNG, the KARNO generator is anticipated to use flare gas with limited need for pre-treatment at a gas processing facility.
•Peak Shaving: “Peaking charges” also referred to as “demand charges” are fees imposed by utilities on customers based on their highest recorded electricity usage during a billing cycle, often measured over a short interval, such as 15 minutes. These charges serve to recuperate the expenses associated with maintaining grid capacity during periods of peak demand. For customers with substantial peak demand, such as large industrial facilities and data centers, peaking charges can significantly inflate their electric bills. Additionally, time-based electricity rates are now common to reduce demand on the grid during peak times. Peak rates can be two to three times higher than base rates, increasing electricity charges even further for consumers. In this context, distributed generation sources like the KARNO generator can play a pivotal role in mitigating the financial impact of peaking charges and rates by supplementing grid power during peak consumption periods.
•Backup Power: The market for local backup power generators is well established but also poised for growth due to reduced reliability of the power grid, a greater share of intermittent renewable sources of electricity, the frequency and severity of extreme weather events and the need for continuous power supply in critical applications. Generator emissions are a growing concern in the backup power market due to increased focus on the health impacts of harmful compounds such as nitrogen oxides (“NOx”), carbon monoxide and volatile organic compounds (“VOCs”). To address these concerns, emissions control technologies are often incorporated for conventional generators and alternative sources of fuel like natural gas are replacing diesel, which is also a source of particulate matter (“PM”) emissions if exhaust gases are untreated. The backup power market is another opportunity for the KARNO generator which is particularly attractive for its low level of emissions and low noise level while in operation. The KARNO generator is expected to reduce CO and NOx emissions by over 95% compared to diesel generators, and potentially without the need for exhaust aftertreatment. We therefore believe that KARNO presents an opportunity to provide solutions for end users that desire a lower emissions profile and in the event emissions regulations are further tightened.
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
Products and Services
KARNO Generator System
The KARNO generator emerged out of GE’s long-running research and development investments in aerospace engines and metal additive manufacturing across multiple industries and in areas such as generator thermal and performance design. We initially envisioned utilizing the KARNO generator as new range-extending power source for the Hypertruck powertrain system, given its ability to operate on a wide range of fuel sources, including natural gas and hydrogen. We believe that the unique capabilities of the KARNO generator will also make it competitive in the stationary power market, competing favorably against conventional electrical generating systems and opening up potential new markets to enhance grid power availability and reliability. The KARNO generator technology, including the technology that was acquired from GE and the technology developed by Hyliion subsequent to the acquisition, is protected by numerous patents and trademarks which we believe provide Hyliion extensive and lasting protection for its intellectual property.
KARNO Generator Development
Our ongoing efforts with the KARNO generator encompass activities such as its design, development and rigorous testing, along with the development of essential balance-of-plant systems including cooling and controls systems. Notably, we have reached a significant milestone by constructing the 125kW ALPHA generator which we are currently testing in our development facility. Simultaneously, we are in the final stages of designing a 200kW BETA generator, which is expected to serve as our design for initial commercial deployments. We have also showcased KARNO integrated as an on-board generator for our Hypertruck ERX powertrain system and with potential stationary power customers. Moreover, we successfully demonstrated the generator’s capability to feed power back to the electric grid from our Cincinnati, Ohio facility and confirmed through testing the capability of the generator’s oxidation system to be fueled using untreated natural gas from a Permian Basin well site.
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
We expect to achieve efficiencies over time, leading to a reduction in the manufacturing and assembly costs associated with the KARNO generator. These efficiencies will predominantly stem from advancements in the speed and capacity of additive manufacturing machines offered by GE and other vendors. The pace of advancements in additive technology are expected to improve over time, with the output of machines we intend to acquire over the next three to four years projected to increase compared to machines available today. Additionally, we are actively pursuing design modifications that will enable specific components to be produced through conventional manufacturing processes. Moreover, for less critical components, we are exploring utilization of lower-cost and lightweight materials like aluminum. Lastly, we anticipate that economies of scale will play a pivotal role in reducing system component costs as manufacturing output scales up progressively.
The Science of the KARNO Generator
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
Linear generators present several advantages over conventional generators, with key benefits including reduced maintenance, attributable to their simplified design with few moving parts. Additionally, they can exhibit higher efficiency by circumventing the mechanical losses linked to rotating components such as bearings and gears while producing less noise and vibration. In the case of the KARNO generator, each shaft of the generator relies on a single moving part and utilizes a pressurized helium bearing system in place of oil-based lubricants.
The KARNO generator also stands out for its ability to achieve exceptional efficiency and power density by maximizing heat transfer between components and working fluids. Enabled by advances in additive manufacturing systems, parts are designed with a large number of intricate flow channels for the movement of heat, cooling water, helium and exhaust gases such that contact surface areas for heat transfer are maximized.
The KARNO generator is expected to surpass the efficiency of conventional reciprocating generating systems of a similar size when employing various fuel sources and even outperform fuel cells at high power levels when using hydrogen. Notably, its high efficiency remains consistent across a broad range of output power levels. In contrast, fuel cells reach peak efficiency at low power levels but experience diminishing efficiency as output increases towards full power. Internal combustion engines typically achieve peak efficiency within a limited operational output range and may suffer increased wear at low power levels. The KARNO generator offers a distinct advantage in power adjustment by modulating operating parameters and the rate of heat introduction, enabling seamless power adjustments without compromising the generator’s efficiency.
We anticipate that the KARNO generator will achieve an electrical generating efficiency of nearly 50%, calculated by considering the usable output power in relation to the energy from the fuel source. High efficiency is expected to remain consistent across a wide range of output power levels, spanning from tens of kilowatts to multiple megawatts. In contrast, internal combustion diesel generators typically operate within an efficiency range of 25% to 40% over a similar power spectrum, while the U.S. electrical power grid is estimated to operate at an efficiency between 33% and 40%. Notably, best-in-class grid-level gas turbine powerplants can obtain efficiencies ranging between 45% to 55%. However, these powerplants have a much larger minimum power level (typically 10MW+) and incur transmission and distribution losses between 5% and 10% which the KARNO generator can circumvent by being strategically located near the point of power consumption.
Conventional generators emit pollutants as a result of incomplete combustion of fuel-air mixtures, with the formation of nitrous-oxide compounds being particularly prominent. Unlike conventional generators, which often employ internal combustion engines operating at high temperatures with rapid and incomplete fuel combustion, the KARNO generator is designed for continuous fuel oxidation at lower temperatures than internal combustion engines and extended burn times. This is achieved partly through the recirculation of exhaust gases, which serves to prolong combustion duration and by pre-heating incoming air. As a result, the KARNO generator is anticipated to achieve low levels of emissions, with CO2 and NOx emissions expected to be reduced by over 95% compared to best-in-class diesel engines and targeting CARB 2027 standards without the need for aftertreatment.
One of the notable advantages of the KARNO generator, in comparison to traditional generating units, is the expected significant reduction in maintenance requirements and cost. Conventional generators typically incur periodic and usage-based maintenance expense that can range between 5% to 20% of their total operating cost throughout their lifespan, influenced by factors such as utilization and operating parameters. The KARNO generator’s primary advantage arises from having only a single moving linear actuator per shaft (4 shafts per 200kW generator), which glides linearly on low friction helium bearings. This innovative design significantly mitigates efficiency losses attributed to friction, enhances the system’s operational longevity and eliminates the need for oil-based lubricants commonly found in conventional generators. Furthermore, internal combustion engines require extensive overhauls after specific operating periods which are costly, require specialized expertise, and result in prolonged downtime. Conversely, the KARNO generator is projected to require less costly and simplified maintenance service than internal combustion engines, translating into both cost savings and reduced downtime.
The KARNO generator, functioning as a heat engine, derives advantages from its expected capability to operate across a diverse spectrum of over 20 available fuel sources and fuel mixtures. These include natural gas, propane, gasoline, jet fuel, and alternative fuels like bio-diesel, hydrogen and ammonia. Moreover, the generator will be able to seamlessly transition between these fuels or fuel blends, requiring no physical modifications to its flameless oxidation system. This versatility will enable a single generator to adapt to different use cases. For example, the generator may operate on natural gas for prime power generation when a pipeline connection is available and on waste gas near a landfill or dairy farm with some modifications. Furthermore, as hydrogen becomes more widely available, the KARNO generator will be able to seamlessly adapt to this cleaner fuel. As the energy landscape evolves, the KARNO generator’s fuel-agnostic nature positions it as a future-proof solution to a range of electricity generation needs.
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
•Fuel Agnostic: While many traditional generators operate on a single fuel source or require system modification to achieve fuel flexibility, the KARNO generator is truly fuel-agnostic, and can switch between fuel choices during operation with some modifications.
•Low Noise and Vibration: Unlike conventional generators, the KARNO generator operates without internal combustion, resulting in a significantly lower noise level of approximately 67 decibels at six feet, which is approximately equivalent to a typical conversation.
•Higher Power Density: The unique architecture and features of the KARNO generator that are enabled by advances in additive manufacturing, enable the generator to achieve a high level of power density. For example, a 200kW generator occupies less than a cubic meter of volume, excluding the balance-of-plant.
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
Production, Assembly, Installation, Suppliers and Distribution
Hyliion plans to begin deploying initial KARNO generator BETA units with customers in late 2024 after design and initial testing of the generator and balance-of-plant system components are complete. Key generator components will initially be sourced internally using additive manufacturing processes and technologies that were both developed by Hyliion and purchased from GE in 2022. Other components will be manufactured internally or purchased from suppliers based on proprietary Hyliion designs. Hyliion is developing a base of suppliers for other generator systems, including linear motor components, support systems and generator enclosure materials. Suppliers are assessed for quality based on rigorous standards and processes that were established for Hyliion’s former powertrain systems. Assembly, installation and maintenance of KARNO generator systems is expected to be performed by Hyliion for initial customer deployments.
Additive manufacturing is a key enabler of KARNO generator technology and performance characteristics and is considered a core competency of the Company and a source of competitive advantage versus other linear power generating systems. Rapid innovation is another core Hyliion capability extending beyond generator design to include print processes and materials, including high-speed parameter development to increase equipment availability, print yield, and design effectiveness. We are also investing engineering resources to enable the use of alternative metal materials in certain components to optimize performance while reducing print time and cost.

Hyliion has purchased state-of-the-art laser sintering machines (3-D additive printers) from GE and has secured additional machine capacity which we expect to be delivered in 2024 and early 2025 to support early generator production and deliveries. Hyliion currently plans to print all key generator components in-house for early system deployments in order to optimize production parameters, component quality, printing innovation and system throughput.
The standalone generator set, or genset system, includes the KARNO generator along with an enclosure that houses key balance-of-plant elements such as the cooling system, generator controls, a battery system and high voltage electrical components. Prior to shipment, the entire stationary genset system will undergo rigorous testing to validate performance. Initial deployments of BETA units will further help validate genset system quality, performance and reliability before commercial ramp-up of production and sales. Hyliion technicians will be available to support installation and monitoring of system performance, aided by the ability to remotely monitor critical system parameters.
We have begun printing the first BETA units of the KARNO generator at our facility in Cincinnati, Ohio and expect to complete assembly and testing of deployments units in 2024 at that facility. We also plan to begin acquiring additive printing capacity for our Cedar Park, Texas facility later in 2024. Future print capacity additions as well as generator assembly functions are expected to begin shifting to Cedar Park beginning in 2025. As production volumes rise, we may consider outsourcing certain production and assembly functions including the printing, manufacturing and assembly of specific components or the entire generator to third parties.
In our initial deployment phase, we intend to collaborate closely with customers, identifying a broad range of use cases and improvement opportunities for the KARNO generator. Over time, we will consider options for integrating our products into existing sales and distribution channels and forging partnerships with established manufacturers, vendors, developers and distributors.
Research and Development
Our research and development activities primarily take place at our headquarters in Cedar Park, Texas and our facility in Cincinnati, Ohio. Our research and development is primarily focused on:
•development of the KARNO generator including testing and validation;
•integration of the KARNO generator technology into various applications;
•accelerated lifetime testing processes to improve reliability, maintainability and system-level robustness;
•development of battery systems that can be used as a starter power source for the KARNO generator or as a load buffer solution;
•data analytics; and
•alternative products for existing and in-development components and technology.
The majority of our current activities are focused on the research and development of our KARNO generator. We undertake significant testing and validation of our products and components to ensure that they will meet the demands of our customers.
Intellectual Property
Intellectual property is important to our business, and we seek protection for our strategic intellectual property. We rely upon a combination of patents, copyrights, trade secrets, know-how and trademarks, along with employee and third-party non-disclosure agreements and other contractual restrictions to establish and protect our intellectual property rights.
As of December 31, 2023, we had 56 issued U.S. patents, 64 pending U.S. patent applications, and 22 foreign patent applications. Of the foregoing patent and application totals, 40 pertain to our KARNO generator with the remainder, which primarily relate to powertrain technology, retained for potential future use or sale. We pursue the registration of our domain names, trademarks and service marks in the United States and in some locations abroad. In an effort to protect our brand, as of December 31, 2023, we had three registered and seven pending trademarks in the United States and 44 registered and four pending trademarks internationally.
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

Human Capital
As of December 31, 2023, we had approximately 85 full-time employees, excluding employees working on the wind-down of our powertrain operations whose positions are expected to be eliminated by the end of the first quarter of 2024. All full-time employees are located within the United States. In connection with the discontinuation of the electrified powertrain systems business, we reduced our workforce by approximately 175 people, or 67%, with some severance agreements that provide for continued services through various dates in 2024. Our people are integral to our business, and we are highly dependent on our ability to attract, engage, develop and retain key employees while hiring qualified management, technical, and vehicle engineering personnel. We welcome the diversity of all team members and encourage the integration of their unique skills, thoughts, experiences and identities. By fostering an inclusive culture, we enable every member of the workforce to leverage their unique talents and deliver high-performance standards to drive innovation and success. While we are currently still a small company in terms of headcount, we have plans to grow, and expect that our practices and programs with respect to human capital management will grow as we do.
Government Regulations
We operate in an industry that is subject to extensive environmental regulation, which has become more stringent over time. The laws and regulations to which we are subject govern, among others:
•water use;
•air emissions;
•energy sources;
•the storage, handling, treatment, transportation and disposal of hazardous materials;
•the protection of the environment; and
•natural resources.
We may be required to obtain and comply with the terms and conditions of multiple environmental permits, many of which are difficult and costly to obtain and could be subject to legal challenges. Compliance with such laws and regulations at an international, regional, national, provincial and local level is an important aspect of our ability to continue operations and grow the business. Environmental standards applicable to us are established by the laws and regulations of the countries in which we operate, and our product are sold, and standards adopted by regulatory agencies and the permits and licenses that we hold. Each of these sources is subject to periodic modifications and increasingly stringent requirements. Violations of these laws, regulations, or permits and licenses may result in substantial civil and criminal fines, penalties, orders to cease the violating operations, or to conduct or pay for corrective works. In some instances, violations may also result in the suspension or revocation of permits and licenses.
Specific standards, certifications, and rules for which we seek to be in compliance include the following:
•Military Standard (“MIL-STD”) 1399 requirements over power quality;
•MIL-STD-810, MIL-STD-901, and MIL-STD-167 requirements over shock and vibrations;
•MIL-STD-810G requirements over environmental exposure;
•UL Solutions (“UL”) 2200 and 1741 requirements over generator set and inverter safety, respectively;
•Institute of Electrical and Electronics Engineers (“IEEE”) 1547 and 519 requirements over grid interconnection and harmonic control, respectively; and
•South Coast Air Quality Management District (“SCAQMD”) in California Rule 1110.3, the first of its kind regulation focused on linear generators, “Emissions for Linear Generators.” This rule governs, among other things, the steady state emissions from technologies such as KARNO. We worked jointly with SCAQMD to establish the various criteria and as a result, believe that KARNO will comply with this regulation.
Competition
We have experienced, and expect to continue to experience, intense competition from a number of companies. We face competition from many different sources, including utility-scale grid power and manufacturers of fixed and portable generator equipment. Key generator manufacturing competitors include Cummins, Bloom Energy, Generac, Kohler, Caterpillar, Mainspring and Jenbacher, several of which maintain the largest market shares in the sector. We believe the primary competitive factors in the stationary generator market include, but are not limited to:
•total cost of ownership;

•emissions profile;
•availability of fueling sources;
•ease of integration into existing operations;
•product performance and uptime; and
•generator quality, reliability, safety and noise.
We believe that we compete favorably with our competitors on the basis of these factors; however, most of our current and potential competitors have greater financial, technical, manufacturing, marketing and other resources than us. Our competitors may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing and support of their generator products. Additionally, our competitors also have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and other tangible and intangible resources than us. These competitors also compete with us in recruiting and retaining qualified research and development, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors. We cannot provide assurances that our stationary generators will be broadly adopted or will provide benefits that overcome their capital costs.
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
Information About Our Executive Officers
The following table and notes set forth information about our executive officers:

Name of Individual	Age	Position
Thomas Healy(1)	31	Chief Executive Officer
Jon Panzer(2)	57	Chief Financial Officer
Dennis Gallagher(3)	58	Chief Operating Officer
Cheri Lantz(4)	48	Chief Strategy Officer
Jose Oxholm(5)	57	Chief Legal & Compliance Officer
1 Mr. Healy has served as our Chief Executive Officer since October 2020 and prior to this, served as Chief Executive Officer of Hyliion Inc., (“Legacy Hyliion”) since January 26, 2016. While leading the Company, Mr. Healy has been awarded numerous patents in the space of electrifying commercial vehicles. Mr. Healy founded Legacy Hyliion while studying to obtain a Master’s in mechanical engineering and had previously founded multiple start-ups during his undergraduate studies. He took a leave of absence during his Master’s program in 2015 to found Legacy Hyliion. Mr. Healy holds a B.S. in mechanical engineering with a double-major in engineering and public policy from Carnegie Mellon University.
2 Mr. Panzer has served as Chief Financial Officer since September 2022. Prior to joining Hyliion, Mr. Panzer spent 26 years at Union Pacific, one of the nation’s largest railroads. His most recent position at Union Pacific was Senior Vice President of Intermodal Operations and he also served as Senior Vice President of Technology and Strategic Planning, Vice President and Treasurer, Vice President, Financial Planning and Analysis, and Assistance Vice President, Marketing and Sales. As head of Union Pacific’s information technology organization, Mr. Panzer was responsible for managing application development, technology infrastructure and cybersecurity. Prior to joining Union Pacific, Mr. Panzer served in the United States Navy as a nuclear engineer. Mr. Panzer holds a B.S. in electrical engineering from the University of Nebraska, Lincoln and an MBA from Carnegie Mellon.
3 Mr. Gallagher has served as Chief Operating Officer since August 2021. Mr. Gallagher has extensive background in strategic planning, growth initiatives, and process implementation in the commercial vehicle and automation industries. From October 2017 to August 2021, Mr. Gallagher worked at Jacobs Vehicle Systems, where he served as President of the industry-leading supplier to the heavy-duty commercial truck market. Prior to that, he served as Vice President and General Manager for EMEA & India of Kollmorgen, a Danaher company, from August 2014 to December 2017. Previously in his career, he has held executive roles within Danaher and Fortive where he successfully led a number of global business units. Gallagher graduated from the University of Lowell with a B.S. in electrical engineering.
4 Ms. Lantz has served as Chief Strategy Officer since 2022. Ms. Lantz is a seasoned strategy leader who has spent 25 years developing and leading operations and growth strategies for manufacturers in the mobility sector. Prior to joining the Company, Ms. Lantz served as the Vice President of Strategy for the Transportations Solution Segment at TE Connectivity, an electronics manufacturer. Prior to that role, Ms. Lantz served as the Chief Strategy Officer and executive leader responsible for advanced and shared engineering and global test labs at Meritor, Inc., a leading manufacturer of axles and brakes to the commercial vehicle industry. Additionally, Ms. Lantz has advised companies on growth and operational topics as a strategist for Boston Consulting Group and Booz and Company. Ms. Lantz holds three degrees from the University of Michigan, an MBA from the Ross School of Business with a focus on corporate strategy and economics, a master’s in manufacturing engineering and a B.S. in chemical engineering.
5 Mr. Oxholm has served as Chief Legal & Compliance Officer since February 2024 and prior to this, served as Vice President, General Counsel, and Chief Compliance Officer since 2020. Mr. Oxholm has extensive experience with complex business transactions, litigation, and new market entries for companies in the automotive and transportation sectors. From January 2017 to February 2020, Mr. Oxholm served as Vice President, Deputy General Counsel and Chief Compliance Officer for Meritor, Inc. Prior to that, Mr. Oxholm was Senior Vice President, General Counsel and Secretary for LoJack Corporation from 2012 to 2016. He has a J.D. from the University of Pennsylvania and a bachelor’s degree from the University of Michigan.
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
The KARNO generator is still in the development and testing phase, and commercial deliveries are not expected to begin until late 2024 or later, and may not occur at all. Initial deployments may not be recognized as revenue, or there may be a need to deploy units at a decreased price or for free to obtain initial customers. Some of our target customers may be expecting to receive government incentives for deployments and may not purchase our KARNO generators in the event those incentives are delayed or not received. Any delay in the financing, design, production and launch of the KARNO generator would materially damage our brand, business, prospects, financial condition and operating results.
We are an early-stage company with a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future.
The Company is undertaking a significant shift in its business strategy by winding down operations related to the electrified powertrain systems business and focusing on the development and commercialization of the Company's fuel-agnostic KARNO generator technology.
We have historically incurred net losses ($123.5 million and $153.4 million for the years ended December 31, 2023 and 2022, respectively). We believe that we will continue to incur significant operating and net losses each quarter until we are generating sufficient positive gross margins from sales of KARNO generator products. We do not expect to achieve this level of financial performance through 2024, and we may never achieve such performance.
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
We have not yet manufactured the KARNO generator on a large scale but in order to produce the generator at affordable prices, we will have to manufacture at scale which may require future printer throughput increases, reduction of printer or material costs, and volume-driven cost reductions on other generator components. We do not know whether we will timely receive the printers we need to manufacture KARNO at scale or whether the printers we intend to use will be able to adequately accommodate capacity needs. We do not know whether our plans to scale the product will be implemented such that they will satisfy the requirements of our customers and the anticipated markets for the KARNO generator. If the Company is unable to develop these manufacturing capabilities internally, we may be unable to identify outsourced manufacturing partners who have the technical capability to produce KARNO generators or who can do so on commercially acceptable terms. Our failure to develop manufacturing processes and capabilities in a timely manner could prevent us from achieving our growth and profitability objectives.
Significant markets for our KARNO generator may develop more slowly than we anticipate or may never develop at all. This would significantly harm our revenues and may cause us to be unable to recover the losses we have incurred and expect to incur in the development of our products.
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
Any such delay or failure in the development of potential markets would significantly harm our revenues and we may be unable to recover the losses we have incurred and expect to continue to incur in the acquisition and development of KARNO generator technology. If this were to occur, we may never achieve profitability and our business could fail. Whether or not end-users will want to implement and use stationary power generators and other distributed generation technologies may be affected by many factors, some of which are beyond our control, including: the emergence of more competitive technologies and products; alternative technologies and products that could render our products obsolete; the future cost of fuels used by our products; the regulatory requirements of agencies with respect to energy products; government support by way of legislation, tax incentives, policies or otherwise, relating to our technology; the manufacturing and supply costs for components and systems for the KARNO generator; the perceptions of consumers regarding the safety of our products; the willingness of consumers to try new technologies; and the continued development and improvement of existing power technologies.
We may not be able to successfully engage target customers or convert early-stage products into meaningful orders in the future.
Our success, and our ability to increase revenue and operate profitably, depends in part on our ability to identify target customers and to convert early-stage products into meaningful orders in the future. If we are unable to meet our customers’ performance requirements or industry specifications, identify target customers or convert early-stage products into meaningful orders, our business, prospects, financial condition and operating results would be materially adversely affected. Moreover, if we or our customers find that our KARNO generator does not perform as expected or if our orders for KARNO generators do not materialize in large numbers, we may cease to distribute our KARNO generators, or recall some or all of our product, and future distributions may be delayed or cease for some period of time or indefinitely.
Demand for our products will ultimately depend on end user customers, some of whom operate in highly cyclical industries, which may subject us to the performance of their industries and can result in uncertainty and significantly impact the demand for our products, which could have a material adverse effect on our business, prospects, financial condition and operating results.
Demand for our products will ultimately depend on our end-user customers, some of whom operate in highly cyclical industries. Demand in these industries is impacted by numerous factors, including commodity prices, infrastructure spending, housing starts, real estate equity values, interest rates, consumer spending, fuel costs, energy demands, municipal spending and commercial construction, among others. Increases or decreases in these variables may significantly impact the demand for our products. If we are unable to accurately predict demand, we may be unable to meet our customers’ needs, resulting in the loss of potential sales, or we may produce excess products, resulting in increased inventories and overcapacity in our production facilities, increasing our unit production cost and decreasing our operating margins. Additionally, our end user customers may be required to obtain certifications for use of the KARNO generator on their premises or other intended locations and the delay or failure of these customers to obtain such certifications could have a material impact on our business and operating results.
If we fail to manage our growth effectively, including failing to attract qualified personnel, we may not be able to develop, produce, market and sell our distributed generation products successfully.
Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We intend to expand our operations in future years. We intend to continue to hire additional personnel, including engineers, design and production personnel and service technicians for our KARNO generator design, development, distribution and service support. Competition for individuals with experience designing, producing and servicing distributed generators and their software is intense, and we may not be able to attract, integrate, train, motivate, or retain additional highly qualified personnel in the Austin, Texas and Cincinnati, Ohio areas where we are located. Due to the specific skills required and the strong job market nationally, we may experience increased compensation, recruiting and relocation expenses to achieve our hiring goals. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business, prospects, financial condition and operating results.
We are dependent on our suppliers, some of which are single or limited-source suppliers, and the inability of these suppliers to deliver necessary components for our generator at prices, volumes, and performance specifications acceptable to us could have a material adverse effect on our business, prospects, financial condition and operating results.
We rely on third-party suppliers, some of whom are single-source suppliers, for the provision and development of many of the key components and materials used in our KARNO generator system, such as linear electric machine component suppliers. Any failure of these suppliers or outsourcing partners to perform could require us to seek alternative suppliers or to expand our production capabilities, which could incur additional costs and have a negative impact on our cost or supply of components or finished goods. While we plan to obtain components from multiple sources whenever possible, some of the components used in our generator may be purchased by us from a single source. Our third-party suppliers may not be able to meet their product specifications and performance characteristics or our desired specifications and pricing, which would impact our ability to achieve our product specifications and performance characteristics. Additionally, our third-party suppliers may be unable to obtain required certifications for their products for which we plan to use or provide warranties that are necessary for our solutions. If we are unable to obtain components and materials used in our generator solution from our suppliers or if our suppliers decide to create or supply a competing product, our business could be adversely affected. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term (or at all) at prices or quality levels that are favorable to us, which could have a material adverse effect on our business, prospects, financial condition and operating results.
We are in the early stages of developing key commercial relationships with suppliers, and our ability to predict the outcome of those relationships is limited.
We are in the process of developing relationships to accelerate the development, production and sale of our solutions. However, all of our commercial relationships are in the early stages of development and we do not have the ability to predict with certainty the outcome of those relationships. Our suppliers may face delays or be unable to meet our business requirements and standards at the quantity, quality, timeliness and price levels needed for our business. Because we are still getting to know our suppliers, these relationships could result in controversies or even litigation, which could have a material adverse effect on our ability to continue our plans for strategic growth and ultimately our business results.
Increases in costs, disruption of supply or shortage of our components could harm our business.
Once we begin commercial production of our KARNO generator, we may experience increases in the cost or a sustained interruption in the supply or shortage of our components. Any such increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. The prices for our components fluctuate depending on market conditions and global demand and could adversely affect our business, prospects, financial condition and operating results.
Risks Related to our Products
If our KARNO generators fail to perform as expected, our ability to develop, market and sell our products could be harmed.
Our KARNO generators may contain defects in design and production that may cause them not to perform as expected or they may require repair or not achieve the expected low maintenance characteristics. There can be no assurance that we will be able to detect and fix any defects in our KARNO generators. Our products may not meet customers’ expectations or perform competitively with other distributed generators that may become available. Any product defects or any other failure of our KARNO generator and software to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, negative publicity, product liability claims and significant warranty and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results.
We have limited experience servicing our KARNO generators and our integrated software. If we are unable to address the service requirements of our customers, our business, prospects, financial condition and operating results may be materially and adversely affected.
We have limited experience in servicing our KARNO generators and expect to increase our servicing capabilities as we begin commercial production. Servicing distributed generators requires specialized skills, including high voltage training and servicing techniques. We may partner with one or more third party service providers to perform some or all of the servicing on our electrified powertrain solutions, and there can be no assurance that we will be able to enter into an acceptable arrangement with any such third-party provider. Our ability to provide effective customer support is largely dependent on our ability to attract, train and retain qualified personnel with experience in supporting customers on platforms such as ours. As we continue to grow, additional pressure may be placed on our customer support team, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for maintenance services and technical support. If we are unable to successfully address the service requirements of our customers or establish a market perception that we do not maintain high-quality support, we may be subject to claims from our customers, including loss of revenue or damages, and our business, prospects, financial condition, and operating results may be materially and adversely affected.
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
•our ability to obtain required certifications for our KARNO generators;
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
Risks Related to Our Industry and Competitive Landscape
We expect to face significant competition in the distributed generation market.
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
Developments in alternative technology or improvements in distributed generation products may adversely affect the demand for our KARNO generators.
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
Risks Related to Technology, Data and Privacy-Related Matters
We are subject to cybersecurity risks to operational systems, security systems, infrastructure, and customer data processed by us or third-party vendors or suppliers and any material failure, weakness, interruption, cyber event, incident or breach of security could prevent us from effectively operating our business.
We collect, store, transmit and otherwise process customer, employee and others’ data as part of our business operations, which may include personal data or confidential or proprietary information. We also work with partners and third-party service providers or vendors that collect, store and process such data on our behalf in connection with our business. There can be no assurance that any security measures that we or our third-party service providers or vendors have implemented will be effective against current or future security threats.
We are at risk for interruptions, outages and breaches of our operational systems, facility security systems, transmission control modules or other in-product technology; in each case owned by us or our third-party vendors or suppliers as well as the integrated software in our KARNO generators; or customer data that we process or our third-party vendors or suppliers process on our behalf. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. Although we maintain information technology measures designed to protect ourselves against intellectual property theft, data breaches and other cyber incidents, we cannot be sure that these systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions. Moreover, our proprietary information or intellectual property could be compromised or misappropriated. A significant cyber incident could impact production capability, harm our reputation, cause us to breach our contracts with other parties or subject us to regulatory actions or litigation, any of which could materially affect our business, prospects, financial condition and operating results.
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
Companies, organizations or individuals, including our competitors, may own or obtain patents, trademarks or other proprietary rights that would prevent or limit our ability to make, use, develop or sell our KARNO generator and other products, which could make it more difficult for us to operate our business. We may receive inquiries from patent, copyright or trademark owners inquiring whether we infringe upon their proprietary rights. We may also be the subject of allegations that we have misappropriated their trade secrets or other proprietary rights. Companies owning patents or other intellectual property rights relating to distributed generators may allege infringement or misappropriation of such rights. In response to a determination that we have infringed upon or misappropriated a third party’s intellectual property rights, we may be required to cease development, sales or use of our products that incorporate the asserted intellectual property, pay substantial damages, obtain a license from the owner of the asserted intellectual property right, which license may not be available on reasonable terms or at all, or redesign one or more aspects or systems of our products. A successful claim of infringement or misappropriation against us could materially adversely affect our business, prospects, financial condition and operating results. Any litigation or claims, whether valid or invalid, could result in substantial costs and diversion of resources.
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
We continue to evaluate requirements for licenses, approvals, certificates and governmental authorizations necessary to manufacture, sell, or service our KARNO generator in the jurisdictions in which we plan to operate and intend to take such actions necessary to comply. If we, our outsourcing partners or our suppliers are unable to obtain or comply with any of the licenses, approvals, certifications or other governmental authorizations necessary to carry out our operations in the jurisdictions in which we currently operate, or those jurisdictions in which we plan to operate in the future, our business, prospects, financial condition and operating results could be materially adversely affected. We expect to incur significant costs in complying with these regulations.
To the extent the laws change, our products may not comply with applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results would be adversely affected.
We are subject to evolving laws, regulations, standards and contractual obligations related to data privacy and security, and our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability or adversely affect our business.
Collection of our customers’, employees’, and others’ information in conducting our business may subject us to various legislative and regulatory burdens related to data privacy and security that could require notification of data breaches, restrict our use of such information and hinder our ability to acquire new customers or market to existing customers. The regulatory framework for data privacy and security is rapidly evolving, and we may not be able to monitor and react to all developments in a timely manner. For example, California requires connected devices to maintain minimum information security requirements.

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
The design, production, sale and servicing of our products is capital-intensive. On October 1, 2020, the Company raised net proceeds of $516.5 million. At December 31, 2020, all outstanding warrants were either exercised or redeemed, with gross proceeds of $140.8 million raised, of which $16.3 million was collected during the first quarter of 2021. At December 31, 2023, the Company had total equity of $306.3 million, inclusive of cash and cash equivalents of $12.9 million and total investments of $278.5 million. We may determine that additional funds are necessary earlier than anticipated. This capital may be necessary to fund our ongoing operations, purchase additive printing machines, continue research, development and design efforts, create new products and improve infrastructure. We may raise additional funds through the issuance of equity, equity related or debt securities or through obtaining credit from government or financial institutions. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our business, prospects, financial condition and operating results could be materially adversely affected.
We may not be able to raise the capital we need to invest in additive manufacturing capacity, facilities and other equipment needed to manufacture and assemble KARNO generator systems. If we cannot raise the investment capital we need on favorable terms, our business, prospects, financial condition and operating results could be negatively affected.
The production of key KARNO generator parts at the scale we need to grow our business requires significant investment in modern additive printer technology as well as production facilities and other equipment needed to support printing and assembly operations. We intend to finance most of these capital investments through leases or utilize other forms of debt financing. The lease market for additive printer technology is immature and may not support the level of lease capital we need to grow our business. We cannot be certain that we can obtain lease or debt financing on favorable terms when required, or at all. If we cannot obtain equipment and other asset financing when we need it, our business prospects, financial condition and operating results could be materially adversely affected.
Our ability to use net operating loss carryforwards and other tax attributes may be limited as a result of ownership changes.
We have incurred losses during our history and do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2023, we had U.S. federal net operating loss carryforwards of approximately $297.9 million.
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
Under Section 382 of the Code, substantial changes in our ownership may result in an annual limitation on the amount of net operating loss carryforwards that could be utilized in the future to offset our taxable income. Generally, this limitation may arise in the event of a cumulative change in ownership of more than 50% within a three-year period. We have completed such analysis and determined that such an ownership change occurred in 2017. This will limit the usage of our 2017 and prior year net operating losses, and will cause $2.0 million of such losses to expire unused, regardless of future taxable income. We could experience another ownership change that might limit our use of net operating loss and tax credits in the future. There is also a risk that due to regulatory changes, such as suspensions on the use of net operating loss, or other unforeseen reasons, our existing net operating loss could expire or otherwise be unavailable to offset future income tax liabilities. Due to this, as well as our overall profitability estimate as noted above, we have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
We, or our potential customers, may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives which are applied for. As a result, our business, prospects, financial condition and operating results may be adversely affected.
We anticipate that we and our potential customers will apply for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel and electric vehicles and related technologies. We anticipate that in the future there will be new opportunities for us and our potential customers to apply for grants, loans and other incentives from federal, state and foreign governments. Our, and our potential customers’ ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot assure you that we, or our potential customers, will be successful in obtaining any of these additional grants, loans and other incentives.
Risks Related to Ownership of Our Securities
Concentration of ownership among our existing executive officers, directors and their respective affiliates may prevent new investors from influencing significant corporate decisions.
As of December 31, 2023, our executive officers, directors and their respective affiliates, as a group, beneficially owned approximately 19.6% of our outstanding common stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of us or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
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
Our failure to maintain compliance with the NYSE’s continued listing requirements could result in the delisting of our common stock.
Our common stock is listed on the New York Stock Exchange (the “NYSE”). In order to maintain this listing, we must satisfy minimum financial and other requirements. On November 2, 2023, we received notice (the “Delisting Notice”) from the NYSE that because the average per share closing price of our common stock (the “Common Stock”) over a 30 consecutive trading-day period ended November 1, 2023 was below $1.00 (the “Minimum Price Requirement”), we were not in compliance with Section 802.01C of the NYSE’s Listed Company Manual.
Pursuant to Section 802.01C, we have a period of six months following the receipt of the Delisting Notice to regain compliance with the Minimum Price Requirement. In accordance with the NYSE’s rules, we notified the NYSE within 10 business days of our intent to cure the deficiency, which may include effecting a reverse stock split, subject to approval by our Board and stockholders. We may regain compliance with the Minimum Price Requirement at any time during the cure period if, on the last trading day of any calendar month during the cure period, or on the last day of the cure period, our common stock has (i) a closing share price of at least $1.00, and (ii) an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of that month or on the last day of the cure period, as applicable. The Delisting Notice has no immediate impact on the listing of our common stock, which will continue to be listed and traded on the NYSE under the symbol “HYLN” during this period, subject to our compliance with the other continued listing requirements of the NYSE. Failure to satisfy the conditions of the cure period or to maintain other listing requirements could lead to delisting.
The perception among investors that we are at a heightened risk of delisting could negatively affect the market price and trading volume of our common stock. If our common stock is delisted from the NYSE, the delisting could: substantially decrease trading in our common stock; adversely affect the market liquidity of our common stock; adversely affect our ability to issue additional securities or obtain additional financing in the future on acceptable terms, if at all; result in the potential loss of confidence by investors, suppliers, partners and employees and fewer business development opportunities; and result in limited news and analyst coverage. Additionally, the market price of our common stock may decline further, and stockholders may lose some or all of their investment.
General Risks
Future product recalls could materially adversely affect our business, prospects, financial condition and operating results.
Any product recall in the future, whether it involves us or a competitor’s product, may result in negative publicity, damage our brand and materially adversely affect our business, prospects, financial condition and operating results. In the future, we may voluntarily or involuntarily, initiate a recall if any of our products prove to be defective or noncompliant with applicable safety standards or other laws or regulations. Such recalls may involve significant expense and diversion of management attention and other resources, which could adversely affect our brand image, as well as our business, prospects, financial condition and operating results.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We understand the critical importance of cybersecurity and proactively manage vulnerabilities to ensure the confidentiality, integrity, and availability of our information assets. While we have not experienced any material risks from cybersecurity incidents or threats to date, we recognize the evolving threat landscape and remain vigilant in our security posture.
Risk Management and Strategy
Our cybersecurity risk management program leverages the National Institute of Standards and Technology (“NIST”) 800-37 framework as a foundation, customized to align with our entity size, risk profile, and industry best practices. We believe that leveraging the NIST framework as a foundation ensures a balanced approach for mitigating vulnerabilities while maintaining operational efficiency.
We maintain a comprehensive incident response plan with clearly defined roles and responsibilities. In the event of an incident, the plan outlines notification procedures, containment measures, eradication steps, and recovery processes. We also conduct annual reviews to ensure the plan's effectiveness. We are currently conducting our annual cybersecurity assessment with the help of third-party specialists, which is expected to be completed in the first quarter of 2024. This assessment covers entity-level controls, threat management, and reviews of critical third-party security measures. Materiality of individual cybersecurity incidents is determined by a comprehensive assessment framework considering, but not limited to, the following factors:
•Impact on Business Operations: Potential disruptions to critical systems, services, or financial transactions.
•Data Sensitivity: The nature and sensitivity of the data involved, with incidents concerning personally identifiable information or highly confidential data deemed more material.
•Regulatory Compliance: Potential violations of cybersecurity laws, regulations, or industry standards.
•Reputational Risk: Harm to the Company's reputation, customer trust, and brand value.
•Legal Obligations: Legal requirements for reporting incidents and potential consequences of non-compliance.
Identification, Assessment, and Reporting of Cybersecurity Threats
We employ a multi-layered approach to identify, assess, and report potential cybersecurity threats:
•Threat intelligence tracking: We actively monitor relevant-threat intelligence feeds and industry best practices to stay informed about emerging threats and vulnerabilities.
•Managed Detection and Response (“MDR”) partnership: We have partnered with a reputable third-party MDR provider to enhance our threat detection and response capabilities. This service provides continuous monitoring, analysis, and proactive response to potential threats, ensuring timely identification and mitigation of cybersecurity incidents.
•Metrics and Measurements: We capture telemetry from our IT infrastructure in order to measure the effectiveness of our security controls and identify areas for improvement.
Third-Party Service Providers
We take security seriously when choosing and working with third-party providers and have established processes to oversee and manage risks associated with third-party service providers. We require providers to share their security reports (System and Organization Controls (“SOC”) 1 and SOC 2) prior to initial engagement and ongoing on an annual basis. We believe that the review of such reports helps us minimize the risk of data breaches or other problems resulting due to our third-party relationships, especially with software-as-a-service (“SaaS”) providers.
Reporting
We have a communication process for incidents based on their severity as outlined in our incident response plan. When a major incident is detected, executive leadership is informed within 24 hours. The audit committee and Chief Financial Officer are notified, and a detailed report is submitted, within 24-48 hours. For moderate incidents, the notification timeframe is 72 hours, and the detailed report is submitted to the audit committee within five to seven days. If a cybersecurity incident is deemed material, it will be reported promptly under SEC guidance.
Management and Board of Director Oversight of Cybersecurity Threats
The Company's Chief Financial Officer and the audit committee of the Board has responsibility for the oversight of cybersecurity threats and incidents and reviews the Company’s programs and policies on an annual basis. The Company’s Chief Financial Officer has prior management experience in overseeing technology infrastructure and cybersecurity.
ITEM 2. PROPERTIES
Our headquarters are located in an approximately 152,000 square foot facility comprised of two buildings that we lease in Cedar Park, Texas, just north of Austin, Texas, where our administrative function is primarily located. Our lease of this facility expires in April 2027 and we have the option to extend the lease for two additional five-year terms. We also lease an approximately 30,000 square foot facility in Milford, Ohio near, Cincinnati, Ohio, where we design and develop the KARNO technology. Our lease of the Ohio facility expires in June 2028, with the option to extend the term for up to two consecutive terms of three years. We believe that our current facilities are in good working order and are capable of supporting our operations for the foreseeable future; however, we will continue to evaluate buying or leasing additional space as needed to accommodate our growth.

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
Refer to Note 14 of the notes to the consolidated financial statements for further information on our legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is currently listed on the NYSE under the symbol “HYLN.”
Holders
As of February 6, 2024, there were 74 holders of record of our Common Stock. A greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
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
Issuer Purchases of Equity Securities
The following table provides information regarding repurchases of our Common Stock during the quarter ended December 31, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 - 31, 2023	—	$—	—	$20,000,000
November 1 - 30, 2023	—	$—	—	$20,000,000
December 1 - 31, 2023	37,062	$0.85	37,062	$19,968,338
Total	37,062		37,062
1 Share repurchases are conducted under our share repurchase program announced in December 2023, which has no expiration date, authorizing the repurchase of up to $20 million in shares.
2 This column includes the total value of shares available for repurchase under the Company's share repurchase program. Shares under our share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, or through privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined at our discretion and the share repurchase program may be suspended, terminated or modified at any time for any reason.
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

Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including but not limited to current economic uncertainties, supply chain disruptions, inflation and high interest rates as well as those discussed below and referenced in Item 1A “Risk Factors”.
Strategic Business Developments
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
Successful Commercialization of KARNO Generator
Our focus in the fourth quarter of 2023 was on continuing development and testing of our fuel-agnostic KARNO stationary generator and deploying initial revenue-generating units with customers in 2024. We anticipate that a substantial portion of our capital resources and efforts in the near future will be focused these activities. The amount and timing of our future funding requirements, if any, will depend on many factors, including but not limited to the pace of completing initial KARNO generator design, testing and validation, the pace at which we introduce initial generator units to the market, our strategies for manufacturing KARNO generator components (whether in-house or through outsourcing to third parties), the range of product offerings we plan to bring to market and external market factors beyond our control.

Key Components of Statements of Operations
Revenue
We historically generated revenues from sales of Hybrid systems for Class 8 semi-trucks and limited quantities of Class 8 semi-trucks outfitted with the Hybrid system. As a result of the discontinuation of the electrified powertrain systems business and the shift to focus exclusively on the development and commercialization of the Company’s fuel-agnostic KARNO generator technology, we do not anticipate generating future revenues until we begin commercialization of our KARNO generators.
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
Exit and Termination Costs
Exit and termination costs consist of employee severance and retention payments, accelerated non-cash stock-based compensation expense, contract termination and other cancellation costs, and non-cash charges including accelerated depreciation and amortization. These costs are a result of the Plan approved on November 7, 2023 to wind down our powertrain business to better align its workforce with the Company’s future needs.
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

Results of Operations
Comparison of Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations on a consolidated basis for the years ended December 31, 2023 and 2022 (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	$ Change	% Change
Revenues
Product sales and other	$672	$2,106	$(1,434)	(68.1)%
Total revenues	672	2,106	(1,434)	(68.1)%
Cost of revenues
Product sales and other	1,716	8,778	(7,062)	(80.5)%
Total cost of revenues	1,716	8,778	(7,062)	(80.5)%
Gross loss	(1,044)	(6,672)	5,628	(84.4)%
Operating expenses
Research and development	82,240	110,370	(28,130)	(25.5)%
Selling, general and administrative	42,611	41,988	623	1.5%
Exit and termination costs	11,474	—	11,474	N/A
Total operating expenses	136,325	152,358	(16,033)	(10.5)%
Loss from operations	(137,369)	(159,030)	21,661	(13.6)%
Interest income	13,808	5,724	8,084	141.2%
Gain (loss) on impairment and disposal of assets	1	(19)	20	N/A
Other income (expense), net	50	(32)	82	N/A
Net loss	$(123,510)	$(153,357)	$29,847	(19.5)%

Net loss per share, basic and diluted	$(0.68)	$(0.87)	$0.19	(21.8)%

Weighted-average shares outstanding, basic and diluted	181,411,069	175,400,486	6,010,583	3.4%
Revenue
Sales associated with our Hybrid products decreased $1.4 million. As a result of our strategic review and decision to wind down our powertrain business, we do not anticipate further revenue until we begin commercialization of our KARNO generator.
Cost of Revenues
Cost of revenues associated with our Hybrid products decreased $7.1 million. The decrease in cost of revenues includes:
•A decrease in inventory write-downs of $4.5 million attributable to inventory on hand that had a cost higher than its expected net realizable value as we purchased less inventory in the current year;
•A decrease in costs associated with sales of Hybrid systems of $2.2 million; and
•A decrease in warranty costs of $0.4 million for estimated costs to administer and maintain the warranty program for labor, transportation and parts, excluding any contribution from vendors as we sold fewer Hybrid systems in the current year.
Research and Development
Research and development expenses decreased $28.1 million due to:
•A decrease of $28.8 million related to KARNO technology acquired in September 2022 from General Electric Company’s GE Additive business to develop and commercialize the fuel agnostic KARNO generator; and
•A decrease of $13.4 million for the design and testing of our Hypertruck ERX system; offset by
•An increase of $14.1 million for the design and testing of our KARNO stationary generator.

Selling, General and Administrative
Selling, general, and administrative expenses increased $0.6 million primarily due to:
•An increase of $1.3 million in professional services and other one-time charges; and
•An increase of $1.2 million in personnel and benefits, offset by costs related to the prior-year departure of our previous Chief Financial Officer; partially offset by
•A decrease of $2.3 million for insurance costs.
Exit and Termination Costs
Exit and termination costs of $11.5 million were a result of the strategic plan and items discussed in Note 2 of the notes to the consolidated financial statements.
Other Income (Expense)
Total other income increased $8.2 million primarily due to an increase in interest income on investments.
Cash Flows
Net cash, cash equivalents and restricted cash provided by or used in operating activities, investing activities and financing activities is summarized as follows for the periods indicated and should be read in conjunction with our consolidated financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K (in thousands):

	Year Ended December 31,
	2023	2022
Cash from operating activities	$(116,962)	$(116,877)
Cash from investing activities	18,308	(22,022)
Cash from financing activities	(15)	(78)
	$(98,669)	$(138,977)
Cash from Operating Activities
For the year ended December 31, 2023, cash flows used in operating activities were $117.0 million. Cash used primarily related to a net loss of $123.5 million, adjusted for $2.9 million change in working capital accounts and $9.5 million in certain non-cash expenses (including $6.2 million related to share-based compensation, $1.1 million related to inventory write-downs and $0.6 million related to depreciation, amortization and accretion charges).
For the year ended December 31, 2022, cash flows used in operating activities were $116.9 million. Cash used primarily related to a net loss of $153.4 million, adjusted for $8.7 million change in working capital accounts and $45.2 million in certain non-cash expenses (including $28.8 million related to acquired in-process research and development comprised of the non-cash component and the cash component attributable to investing activities, $7.0 million related to share-based compensation, $5.6 million related to inventory write-downs and $2.5 million related to depreciation, amortization and accretion charges).
Cash from Investing Activities
For the year ended December 31, 2023, cash flows provided by investing activities were $18.3 million. Cash used primarily related to the purchase of investments totaling $189.7 million and property and equipment of $7.4 million, offset by the sale or maturity of investments of $215.4 million.
For the year ended December 31, 2022, cash flows used in investing activities were $22.0 million. Cash used primarily related to the purchase of investments totaling $268.6 million, the cash component of acquired in-process research and development of $14.4 million and property and equipment of $2.9 million, partially offset by the sale or maturity of investments of $263.7 million.
Cash from Financing Activities
For the year ended December 31, 2023, cash flows used in financing activities were nil.
For the year ended December 31, 2022, cash flows used in financing activities were $0.1 million. Cash flows were primarily due to payment of taxes related to net share settlement of equity awards of $0.2 million.
Liquidity and Capital Resources
At December 31, 2023, our current assets were $181.7 million, consisting primarily of cash and cash equivalents of $12.9 million, short-term investments of $150.3 million, and prepaid expenses of $18.5 million. Our current liabilities were $15.1 million primarily comprised of accounts payable, accrued expenses and operating lease liabilities. We also had $128.2 million of investments in longer-term liquid securities which we maintain to generate higher income on capital that we do not expect to spend in the next 12 months.
We believe the credit quality and liquidity of our investment portfolio at December 31, 2023 is strong and will provide sufficient liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply and demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity whereby no investment security may have a final maturity of more than 36 months from the date of acquisition or a weighted average maturity exceeding 18 months. Eligible investments under the Company’s investment policy bearing a minimum credit rating of A1, A-1, F1 or higher for short-term investments and A2, A, or higher for longer-term investments include money market funds, commercial paper, certificates of deposit and municipal securities. Additionally, all of our debt securities are classified as held-to-maturity as we have the intent and ability to hold these investment securities to maturity, which minimizes any realized losses that we would recognize prior to maturity. However, even with this approach we may incur investment losses as a result of unusual or unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.
Based on our past performance, we believe our current and long-term assets will be sufficient to continue and execute on our business strategy and meet our capital requirements for the next twelve months. We do not expect to need to raise additional equity capital for the foreseeable future. Our primary short-term cash needs are costs associated with KARNO generator development and the exit from our powertrain business. Longer term, our capital needs will be determined by our go-to-market strategy, which may include development of our own KARNO generator manufacturing capacity or outsourcing this work to third parties or business partners. In December 2023, we announced an authorized share repurchase program to repurchased up to $20 million of our outstanding common stock. We repurchased $33 thousand in common stock during the year ended December 31, 2023. Based on current projections of operating expenses, capital spending, working capital growth and share repurchases, we expect to have between $220 and $230 million in cash, short-term and long-term investments remaining on our balance sheet at the end of 2024.
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
The amount and timing of our future funding requirements, if any, will depend on many factors, including the pace and results of our research and development efforts, the breadth of product offerings we plan to commercialize, the pace of sales, and our long-term plan manufacturing plan for the KARNO generator including plans for financing additive printer investments, as well as factors that are outside of our control.
During the periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.
Contractual Obligations and Capital Resources
We manage our use of cash in the operation of our business to support the execution of our primary strategic goals including the design, development and sale of the KARNO generator. We primarily use cash for research and development activities, capital investments and general and administrative costs.
Our cash requirements beyond twelve months include:
•Leases — Refer to Note 9 of the notes to the consolidated financial statements for further information of our obligations and the timing of expected payments.
•Purchase Commitments — Purchase obligations include non-cancelable purchase commitments related to materials purchase agreements and volume commitments which are entered into from time to time. As of December 31, 2023, there were no such non-cancelable purchase commitments. Refer to Note 2 of the notes to the consolidated financial statements for further information of our exit obligations and the timing of expected payments.
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
Revenue Recognition
Revenue was historically comprised of sales of Hybrid systems for Class 8 semi-trucks, Class 8 semi-trucks outfitted with Hybrid systems and specific other features and services that met the definition of a performance obligation, including internet connectivity and data processing. We provided installation services for the Hybrid system onto the customers’ vehicle. The Company’s products were marketed and sold to end-user fleet customers in North America. When our contracts with customers contained multiple performance obligations and where material, the contract transaction price was allocated on a relative standalone selling price basis to each performance obligation.
We recognized revenue on Hybrid system sales and Class 8 semi-trucks outfitted with Hybrid systems upon delivery to, and acceptance of the vehicle by, the customer, which is when control transfers. Contracts were reviewed for significant financing components and payments were typically received within 30 days of delivery. The sale of a Hybrid system to an end-use fleet customer consisted of a completed modification to the customer vehicle and the installation services involved significant integration of the Hybrid system with the customer’s vehicle. Installation services were not distinct within the context of the contract and together with the sale of the Hybrid system represented a single performance obligation. We did not offer any sales returns. Amounts billed to customers related to shipping and handling were classified as revenue, and we have elected to recognize the cost for freight and shipping when control has transferred to the customer as a cost of revenue. Our policy is to exclude taxes collected from customers from the transaction price of contracts.
When a Class 8 semi-truck outfitted with a Hybrid system was resold to a customer, judgment was required to determine if we were the principal or agent in the arrangement. We considered factors such as, but not limited to, which entity had the primary responsibility for fulfilling the promise to provide the specified good or service, which entity had inventory risk before the specified good or service had been transferred to a customer and which entity had discretion in establishing the price for the specified good or service. We have determined that we were the principal in transactions involving the resale of Class 8 semi-trucks outfitted with the Hybrid system.
We had limited sales history of our Hybrid systems and therefore were required to make certain estimates and assumptions with regard to the recognition of revenue including, among other things, the value of any future performance obligations.
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
During the fourth quarter of 2021, we changed from a research and development phase to a production phase for our Hybrid system product. Through December 31, 2023, we have not yet commercialized the KARNO generator. Costs incurred for components acquired prior to our determination of reaching a commercial stage are expensed as research and development costs, resulting in zero cost basis for those components. As a result, moving-average prices for inventory that is capitalized in future periods may be significantly affected by those zero cost items.
Warranties
We historically provided limited assurance-type warranties under our contracts and do not offer extended warranties. We plan to continue to service legacy warranties through their remaining term. The warranty period typically extends for the lesser of two years or 200,000 miles following transfer of control and solely relates to correction of product defects during the warranty period. We recognize the cost of the warranty upon transfer of control based on estimated and historical claims rates and fulfillment costs, which are variable. Should product failure rates and fulfillment costs differ from these estimates, material revisions to the estimated warranty liability would be required. Warranty expense is recorded as a component of cost of revenue.
Acquisitions and Disposals
Disposals
On November 7, 2023, the Board approved a strategic plan to wind down its powertrain business and preserve technology relating to the powertrain business, to better align its workforce with the Company’s future needs, and to reduce the Company’s operating costs (the “Plan”). We have made certain estimates of the cash expenditures and charges that the Company expects to incur in connection with the Plan which may differ materially from estimates.
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
Income Taxes
We recognize deferred taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. At December 31, 2023, we had federal net operating loss carryforwards of $297.9 million and state net operating loss carryforwards of $12.5 million that expire in various years starting in 2036. The Company also has R&D credits of $4.7 million that begin to expire in 2037.
Deferred tax assets are regularly assessed to determine the likelihood they will be realized from future taxable income. A valuation allowance is established when we believe it is not more likely than not all or some of a deferred tax asset will be realized. In evaluating our ability to recover deferred tax assets within the jurisdiction in which they arise, we consider all available positive and negative evidence. Factors reviewed include the cumulative pre-tax book income for the past three years, scheduled reversals of deferred tax liabilities, our history of earnings and reliable forecasting, projections of pre-tax book income over the foreseeable future, and the impact of any feasible and prudent tax planning strategies. Due to cumulative losses over recent years and based on all available positive and negative evidence, we have determined that it is not more likely than not that our net deferred tax assets will be realizable as of December 31, 2023. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense or an income tax benefit for the period in which the release is recorded.
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
See Recent Accounting Pronouncements issued, not yet adopted under Note 3 – Summary of Significant Accounting Policies in the notes to the 2023 consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.
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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Hyliion Holdings Corp. a Delaware corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Critical audit matter
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined there were no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Dallas, Texas
February 13, 2024

HYLIION HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$12,881	$119,468
Accounts receivable, net	40	1,136
Inventory	—	74
Prepaid expenses and other current assets	18,483	9,795
Short-term investments	150,297	193,740
Total current assets	181,701	324,213

Property and equipment, net	9,987	5,606
Operating lease right-of-use assets	7,070	6,470
Intangible assets, net	—	200
Other assets	1,439	1,686
Long-term investments	128,186	108,568
Total assets	$328,383	$446,743

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,224	$2,800
Current portion of operating lease liabilities	847	347
Accrued expenses and other current liabilities	10,051	11,535
Total current liabilities	15,122	14,682

Operating lease liabilities, net of current portion	6,792	6,972
Other liabilities	203	1,515
Total liabilities	22,117	23,169

Commitments and contingencies (Note 14)

Stockholders’ equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 183,071,317 and 179,826,309 shares issued and outstanding at December 31, 2023 and 2022, respectively	18	18
Additional paid-in capital	404,045	397,810
Treasury stock, at cost; 37,062 and no shares as of December 31, 2023 and 2022, respectively	(33)	—
(Accumulated deficit) retained earnings	(97,764)	25,746
Total stockholders’ equity	306,266	423,574
Total liabilities and stockholders’ equity	$328,383	$446,743
The accompanying notes are an integral part of these consolidated financial statements.

HYLIION HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenues
Product sales and other	$672	$2,106
Total revenues	672	2,106
Cost of revenues
Product sales and other	1,716	8,778
Total cost of revenues	1,716	8,778
Gross loss	(1,044)	(6,672)
Operating expenses
Research and development	82,240	110,370
Selling, general and administrative	42,611	41,988
Exit and termination costs	11,474	—
Total operating expenses	136,325	152,358
Loss from operations	(137,369)	(159,030)
Interest income	13,808	5,724
Gain (loss) on impairment and disposal of assets	1	(19)
Other income (expense), net	50	(32)
Net loss	$(123,510)	$(153,357)

Net loss per share, basic and diluted	$(0.68)	$(0.87)

Weighted-average shares outstanding, basic and diluted	181,411,069	175,400,486
The accompanying notes are an integral part of these consolidated financial statements.

HYLIION HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	173,468,979	$17	—	$—	$374,795	$179,103	$553,915
Issuance of common stock for acquisition	5,500,000	1	—	—	16,114	—	16,115
Exercise of common stock options and vesting of restricted stock units, net	857,330	—	—	—	(78)	—	(78)
Share-based compensation	—	—	—	—	6,979	—	6,979
Net loss	—	—	—	—	—	(153,357)	(153,357)
Balance at December 31, 2022	179,826,309	18	—	—	397,810	25,746	423,574
Exercise of common stock options and vesting of restricted stock units, net	3,245,008	—	—	—	18	—	18
Share-based compensation	—	—	—	—	6,217	—	6,217
Repurchase of treasury stock	—	—	(37,062)	(33)	—	—	(33)
Net loss	—	—	—	—	—	(123,510)	(123,510)
Balance at December 31, 2023	183,071,317	$18	(37,062)	$(33)	$404,045	$(97,764)	$306,266
The accompanying notes are an integral part of these consolidated financial statements.

HYLIION HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(123,510)	$(153,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,511	1,227
Amortization and accretion of investments, net	(2,868)	1,250
Noncash lease expense	1,496	1,244
Inventory write-down	1,139	5,641
(Gain) loss on impairment and disposal of assets	(1)	19
Share-based compensation	6,217	6,979
Provision for doubtful accounts	—	114
Acquired in-process research and development (Note 2)	—	28,752
Change in operating assets and liabilities, net of effects of business acquisition:
Accounts receivable	1,096	(1,180)
Inventory	(1,065)	(5,601)
Prepaid expenses and other assets	463	(571)
Accounts payable	1,356	(4,660)
Accrued expenses and other liabilities	(3,020)	4,571
Operating lease liabilities	(1,776)	(1,305)
Net cash used in operating activities	(116,962)	(116,877)

Cash flows from investing activities
Purchase of property and equipment and other	(7,401)	(2,885)
Proceeds from sale of property and equipment	2	152
Purchase of in-process research and development	—	(14,428)
Payments for security deposit, net	(45)	—
Purchase of investments	(189,670)	(268,584)
Proceeds from sale and maturity of investments	215,422	263,723
Net cash provided by (used in) investing activities	18,308	(22,022)

Cash flows from financing activities
Proceeds from exercise of common stock options	257	79
Taxes paid related to net share settlement of equity awards	(239)	(157)
Repurchase of treasury stock	(33)	—
Net cash used in financing activities	(15)	(78)

Net decrease in cash and cash equivalents and restricted cash	(98,669)	(138,977)
Cash and cash equivalents and restricted cash, beginning of period	120,133	259,110
Cash and cash equivalents and restricted cash, end of period	$21,464	$120,133
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
The Company announced a strategic review of alternatives for its electric powertrain business on October 10, 2023 citing lower than expected industry adoption of electric trucks, significant increases in component costs, changing regulatory requirements, and uncertainty about its ability to raise additional capital needed for ongoing investment in the business as reason for undertaking this strategic review. On November 7, 2023, the board of directors (the “Board”) determined that the Company would wind down operating the powertrain business. Hyliion intends to retain the technology of the powertrain business technology and will continue to explore potential sales or future use of both the technology and tangible assets from the powertrain business.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Hyliion Holdings Corp. and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated upon consolidation. The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Unites States Securities and Exchange Commission (“SEC”). Any reference in these footnotes to the applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes.
These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is an early-stage growth company and has generated negative cash flows from operating activities since inception. At December 31, 2023, the Company had total equity of $306.3 million, inclusive of cash and cash equivalents of $12.9 million and total investments of $278.5 million. Based on this, the Company has sufficient funds to continue to execute its business strategy for the next twelve months from the issuance date of the financial statements included in this Annual Report on Form 10-K.

Note 2. Acquisitions and Disposals
Disposals
On November 7, 2023, the Board of the Company approved a strategic plan to wind down its powertrain business and preserve technology relating to the powertrain business, to better align its workforce with the Company’s future needs, and to reduce the Company’s operating costs (the “Plan”). As part of the Plan, the Company will continue to focus on commercialization of its KARNO generator technology. Following completion of the Plan, we no longer expect to recognize revenue on products not related to KARNO technology, including the Company’s Hypertruck ERX system (“Hypertruck ERX”) and Hyliion Hybrid system (“Hybrid”). The Company continues to evaluate opportunities to monetize certain of the tangible assets relating to the Business, but no assurances can be provided that any such opportunities will be realized. The Company expects the wind-down to be primarily completed by the end of the Company’s first quarter of fiscal year 2024. We have not accounted for the impacts of the Plan as a discontinued operation through December 31, 2023, and substantial ongoing wind-down activities remain.
The Plan included a reduction of the Company’s workforce by approximately 175 people, or 67%, with some severance agreements that provide for continued services through various dates of the Company’s fiscal year 2024. The Plan is expected to result in total charges and expenses of approximately $20.4 million including: (i) $1.2 million in employee severance and retention payments, (ii) $0.7 million in accelerated non-cash stock-based compensation expense, (iii) $14.5 million in contract termination and other cancellation costs, excluding amounts recoverable from resale of tangible assets, and (iv) $4.0 million in non-cash charges, including accelerated depreciation and amortization. Charges and expenses related to the Plan of $11.5 million were incurred in the Company’s fourth quarter of fiscal year 2023 included in exit and termination costs in the consolidated statements of operations. The remaining $8.9 million in charges and expenses are expected to be incurred in the first quarter of fiscal 2024, excluding amounts recoverable from resale of tangible assets.
The change in total liabilities associated with the Plan, excluding warranty balances in Note 12, is summarized as follows (in millions). These balances are included within accrued expenses and other current liabilities, as presented in Note 11, with the remainder included within accounts payable.

	December 31, 2022	Charged to Expense	Costs Paid or Settled	December 31, 2023
Employee severance and retention	$—	$1.2	$(0.1)	$1.1
Contract terminations	—	8.2	(1.7)	6.5
	$—	$9.4	$(1.8)	$7.6
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
Acquisitions
In September 2022, we acquired certain assets (the “Acquired Asset”) of General Electric Company's GE Additive business (the “Acquisition”) including new hydrogen and fuel agnostic capable generator technology. The Acquisition did not meet the definition of a business combination and was accounted for as an asset acquisition. No goodwill was recognized and payments allocated to in-process research and development (“IPR&D”) were recorded in research and development expense as there was no alternative future use. Total consideration for the Acquisition was $32.3 million comprised of $15.0 million in cash, 5,500,000 shares of common stock valued at $16.1 million on the closing date and $1.2 million in direct transaction costs. $3.6 million was recorded as property and equipment with expected useful lives of primarily five years and $28.8 million was recorded as research and development expense. All assets were valued using level 3 inputs, with property and equipment valued using a market approach and IPR&D valued using an income approach based on Company management’s projections. The cash component of the consideration was recorded in the statement of cash flows and allocated between purchase of property and equipment and purchase of IPR&D under investing activities.
Note 3. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of expenses during the reporting period. The Company’s most significant estimates and judgments involve inventory, acquisitions, disposals, income taxes, valuation of share-based compensation, and probability-weighted future cash flows associated with long-lived asset impairment reviews. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial statements.
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
Restricted Cash
The Company provided a supplier with a letter of credit for $7.9 million in the fourth quarter of 2023 to secure the performance of the Company’s obligations to purchase semi-trucks related to the Founders Program, backed by a restricted cash deposit to pay any draws on the letter of credit by the supplier.
The Company has provided its corporate headquarters lessor with a letter of credit for $0.7 million to secure the performance of the Company’s lease obligations, backed by a restricted cash deposit to pay any draws on the letter of credit by the lessor.
Total cash and cash equivalents and restricted cash as presented in the consolidated statements of cash flows is summarized as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$12,881	$119,468	$258,445
Restricted cash included in prepaid expenses and other current assets	7,918	—	—
Restricted cash included in other assets	665	665	665
	$21,464	$120,133	$259,110
Accounts Receivable
Accounts receivable are stated at a gross invoice amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained at a level considered adequate to provide for potential account losses on the balance based on the Company’s evaluation of the anticipated impact of current economic conditions, changes in the character and size of the balance, past and expected future loss experience and other pertinent factors. At December 31, 2023 and 2022, accounts receivable included amounts receivable from customers of $0.0 million and $1.1 million, respectively. At December 31, 2023 and 2022, allowance for doubtful accounts on customer receivables were $0.0 million and $0.1 million, respectively.

The portion of our net accounts receivable from significant customers is summarized as follows:

	December 31,
	2023	2022
Customer A	—%	82%
Customer C	—	12
	—%	94%
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
During the fourth quarter of 2021, we changed from a research and development phase to a production phase for our Hybrid system product. Through December 31, 2023, we have not yet commercialized the KARNO generator. Costs incurred for components acquired prior to our determination of reaching a commercial stage are expensed as research and development costs, resulting in zero cost basis for those components. As a result, moving-average prices for inventory that is capitalized in future periods may be significantly affected by those zero cost items.
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
As a result of factors including the events surrounding the Plan discussed in Note 2, the Company performed a test of recoverability of its long-lived assets and determined that all long-lived assets were recoverable as of September 30, 2023. As of September 30, 2023, long-lived assets associated with the powertrain business had a recorded amount of $4.2 million and associated probability-weighted estimated future cash flows of $4.4 million. If the Company is unable to sell long-lived assets associated with the powertrain business at a sufficient price, it will record associated impairment charges in future periods. Estimated future cash flows for all other long-lived assets substantially exceeded recorded amounts.
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
Revenue was historically comprised of sales of Hybrid systems for Class 8 semi-trucks, Class 8 semi-trucks outfitted with Hybrid systems and specific other features and services that met the definition of a performance obligation, including internet connectivity and data processing. We provided installation services for the Hybrid system onto the customers’ vehicle. The Company’s products were marketed and sold to end-user fleet customers in North America. When our contracts with customers contained multiple performance obligations and where material, the contract transaction price was allocated on a relative standalone selling price basis to each performance obligation.
We recognized revenue on Hybrid system sales and Class 8 semi-trucks outfitted with Hybrid systems upon delivery to, and acceptance of the vehicle by, the customer, which is when control transfers. Contracts were reviewed for significant financing components and payments were typically received within 30 days of delivery. The sale of a Hybrid system to an end-use fleet customer consisted of a completed modification to the customer vehicle and the installation services involved significant integration of the Hybrid system with the customer’s vehicle. Installation services were not distinct within the context of the contract and together with the sale of the Hybrid system represented a single performance obligation. We did not offer any sales returns. Amounts billed to customers related to shipping and handling were classified as revenue, and we have elected to recognize the cost for freight and shipping when control has transferred to the customer as a cost of revenue. Our policy is to exclude taxes collected from customers from the transaction price of contracts.
When a Class 8 semi-truck outfitted with a Hybrid system was resold to a customer, judgment was required to determine if we were the principal or agent in the arrangement. We considered factors such as, but not limited to, which entity had the primary responsibility for fulfilling the promise to provide the specified good or service, which entity had inventory risk before the specified good or service has been transferred to a customer and which entity had discretion in establishing the price for the specified good or service. We have determined that we were the principal in transactions involving the resale of Class 8 semi-trucks outfitted with the Hybrid system.
The disaggregation of our revenue sources is summarized as follows and is attributable to the U.S.:

	Year Ended December 31,
	2023	2022
Hybrid systems and other	$416	$1,082
Class 8 semi-truck prepared for Hybrid system upfit	256	1,024
Total product sales and other	$672	$2,106
The portion of our revenues from significant customers is summarized as follows:

	Year Ended December 31,
	2023	2022
Customer A	65%	60%
Customer B	—	10
Customer G	25	—
	90%	70%
Leases
We determine if an arrangement is a lease at inception of the contract. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities, net of current portion in the accompanying consolidated balance sheets. We have lease agreements with lease and non-lease components, and have elected to utilize the practical expedient to account for lease and non-lease components together as a single combined lease component. Variable lease costs consist primarily of common area maintenance.
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
Warranties
We have historically provided limited assurance-type warranties under our contracts and do not offer extended warranties or maintenance contracts. The warranty period typically extends for the lesser of two years or 200,000 miles following transfer of control and solely relates to correction of product defects during the warranty period. We recognize the cost of the warranty upon transfer of control based on estimated and historical claims rates and fulfillment costs, which are variable. Should product failure rates and fulfillment costs differ from these estimates, material revisions to the estimated warranty liability would be required. Warranty expense is recorded as a component of cost of revenue.
Marketing, Promotional and Advertising Costs
Marketing, promotional and advertising costs are expensed as incurred and are included as an element of selling, general and administrative expense in the consolidated statement of operations. Marketing, promotional and advertising costs were $1.3 million and $1.1 million for the years ended December 31, 2023 and 2022, respectively.
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
Share-Based Compensation
The Company accounts for share-based compensation in accordance with ASC 718, Compensation – Stock Compensation, under which shared based payments that involve the issuance of common stock to employees and nonemployees and meet the criteria for equity-classified awards are recognized in the financial statements as share-based compensation expense based on the fair value on the date of grant. The Company issues restricted stock awards to employees and nonemployees, utilizing new shares. The Company has elected to recognize the adjustment to share-based compensation expense in the period in which forfeitures occur. We recognize compensation expense for awards with only service conditions on a straight-line basis over the requisite service period for the entire award.
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
Due to the Company’s history of losses since inception, the net deferred tax assets have been fully offset by a valuation allowance at December 31, 2023 and 2022. Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. For the years ended December 31, 2023 and 2022, there were no uncertain tax positions taken or expected to be taken in the Company’s tax returns.
Net Loss Per Share
Basic loss per share (“EPS”) is computed by dividing net loss (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted EPS attributable to common shareholders is computed by adjusting net loss by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include shares issuable upon exercise of stock options and vesting of restricted stock awards (see Note 8). The number of potential common shares outstanding are calculated using the treasury stock or if-converted method.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), to enhance transparency and decision usefulness of income tax disclosures. The pronouncement is effective for fiscal years beginning after December 15, 2024 and we expect a material impact to our disclosures as a result of adoption.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve the disclosures about a public entity’s reportable segments. The pronouncement is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and we expect a material impact to our disclosures as a result of adoption.
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
Note 4. Investments
The amortized cost, unrealized gains and losses, and fair value, and maturities of our held-to-maturity investments at December 31, 2023 and 2022 are summarized as follows:

		Fair Value Measurements at December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$35,218	$18	$(10)	$35,226
U.S. government agency bonds	27,602	56	(186)	27,472
State and municipal bonds	15,262	1	(48)	15,215
Corporate bonds and notes	200,401	515	(255)	200,661
	$278,483	$590	$(499)	$278,574

		Fair Value Measurements at December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$36,675	$2	$(161)	$36,516
U.S. government agency bonds	12,441	6	(328)	12,119
State and municipal bonds	40,104	28	(628)	39,504
Corporate bonds and notes	213,088	76	(3,344)	209,820
	$302,308	$112	$(4,461)	$297,959

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$150,297	$149,934	$193,740	$191,094
Due after one year through five years	128,186	128,640	108,568	106,865
	$278,483	$278,574	$302,308	$297,959

Note 5. Fair Value Measurements
The fair value measurements of our financial assets at December 31, 2023 and 2022 are summarized as follows:

	Fair Value Measurements at December 31, 2023
	Level I	Level II	Level III	Total
Cash and cash equivalents	$12,881	$—	$—	$12,881
Restricted cash	8,583	—	—	8,583
Held-to-maturity investments:
Commercial paper	—	35,226	—	35,226
U.S. government agency bonds	—	27,472	—	27,472
State and municipal bonds	—	15,215	—	15,215
Corporate bonds and notes	—	200,661	—	200,661
	$21,464	$278,574	$—	$300,038

	Fair Value Measurements at December 31, 2022
	Level I	Level II	Level III	Total
Cash and cash equivalents	$119,468	$—	$—	$119,468
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	36,516	—	36,516
U.S. government agency bonds	—	12,119	—	12,119
State and municipal bonds	—	39,504	—	39,504
Corporate bonds and notes	—	209,820	—	209,820
	$120,133	$297,959	$—	$418,092
Note 6. Inventory
The carrying value of our inventory at December 31, 2023 and 2022 is summarized as follows:

	December 31,
	2023	2022
Raw materials	$—	$—
Work in process	—	—
Finished goods	—	74
	$—	$74
We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. During the years ended December 31, 2023 and 2022, we recorded write-downs of $1.1 million and $5.6 million, respectively, included primarily in cost of revenues.
Note 7. Capital Structure
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s Board is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, option or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At December 31, 2023 and 2022, there were no shares of preferred stock issued and outstanding.

Common Stock
At December 31, 2023, the following shares of common stock were reserved for future issuance:

Stock options issued and outstanding	522,971
Authorized for future grant under 2020 Equity Incentive Plan	6,988,626
Authorized for future issuance under the Hyliion Holdings Corp. Employee Stock Purchase Plan	1,800,000
9,311,597
Treasury Stock
In December 2023, we announced a share repurchase program which has no expiration date, authorizing the repurchase of up to $20.0 million in shares.
Note 8. Share-Based Compensation
2016 Equity Incentive Plan
The Hyliion Inc. 2016 Equity Incentive Plan (the “2016 Plan”), as amended in August 2017 and approved by the Board, permitted the granting of various awards including stock options (including both nonqualified options and incentive options), stock appreciation rights (“SARs”), stock awards, phantom stock units, performance awards and other share-based awards to employees, outside directors and consultants and advisors of the Company. Only stock options have been awarded to employees, consultants and advisors under the 2016 Plan. No further grants can be made under the 2016 Plan.
Employee and nonemployee stock options generally vest over four years, with a maximum term of ten years from the date of grant. These awards become available to the recipient upon the satisfaction of a vesting condition based on a period of service.
Activity in the 2016 Plan for the years ended December 31, 2023 and 2022 is summarized as follows:

	Number of Options	Weighted Average Exercise Price (in Dollars)	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2021	3,157,889	$0.16	6.6 years
Exercised	(563,617)	0.17
Forfeited	(52,833)	0.20
Outstanding at December 31, 2022	2,541,439	0.15	3.7 years
Exercised	(1,936,018)	0.13
Forfeited	(82,450)	0.22
Outstanding at December 31, 2023	522,971	$0.20	4.3 years

Exercisable at December 31, 2023	473,239	$0.20	4.1 years
At December 31, 2023, the options outstanding and exercisable had an intrinsic value of $0.3 million and $0.3 million, respectively. There were no options with an exercise price greater than the market price on December 31, 2023 to exclude from the intrinsic value computation. The intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $2.4 million and $2.4 million, respectively.
Share-based compensation expense under the 2016 Plan for the years ended December 31, 2023 and 2022 was nil and $0.1 million, respectively. There was no unrecognized compensation expense related the 2016 Plan at December 31, 2023.
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
Activity in the 2020 Plan for the years ended December 31, 2023 and 2022 is summarized as follows:

	Number of Units	Weighted Average Grant Date Fair Value (in Dollars)
Unvested at December 31, 2021[1]	1,556,794	$11.01
Granted[2]	2,504,939	4.10
Vested	(470,426)	11.07
Forfeited[3]	(822,207)	8.44
Unvested at December 31, 2022[4]	2,769,100	5.51
Granted[5]	2,192,900	2.57
Vested	(1,350,172)	5.28
Forfeited[6]	(860,505)	4.53
Unvested at December 31, 2023[7]	2,751,323	$3.59
1 Excludes 1,910,914 shares underlying RSU awards with performance conditions, which have not been accounted for because no accounting grant date has been established.
2 Excludes 204,167 shares underlying RSU awards with performance conditions, which have not been accounted for because no accounting grant date has been established.
3 Excludes 130,000 shares underlying RSU awards with performance conditions, which have not been accounted for because no accounting grant date has been established.
4 Excludes 1,336,667 shares underlying RSU awards with performance conditions, which have not been accounted for because no accounting grant date has been established.
5 Excludes 25,000 shares underlying RSU awards with performance conditions, which have not been accounted for because no accounting grant date has been established.
6 Excludes 59,584 shares underlying RSU awards with performance conditions, which have not been accounted for because no accounting grant date has been established.
7 Excludes 633,750 shares underlying RSU awards with performance conditions, which have not been accounted for because no accounting grant date has been established.
Share-based compensation expense under the 2020 Plan for the years ended December 31, 2023 and 2022 was $6.2 million and $6.9 million, respectively. The fair value of RSUs that vested during the years ended December 31, 2023 and 2022 was $2.8 million and $1.7 million, respectively. There was $4.9 million of unrecognized compensation expense related to the 2020 Plan at December 31, 2023, which is expected to be recognized over the remaining vesting periods, subject to forfeitures, with a weighted-average period of 1.5 years.
As a result of execution of the Plan and failure to meet fiscal 2023 performance conditions for certain awards to employees, we expect 0.8 million RSU awards to be forfeited in the first quarter of fiscal 2024.
Employee Stock Purchase Plan
The Company has an authorized employee stock purchase plan (the “ESPP”) that would enable employees to contribute up to 15% of their base compensation toward the purchase of the Company’s common stock at 85% of its market value on the first or last day of each offering period. The ESPP has not been implemented through December 31, 2023.
Note 9. Leases
The Company enters into operating leases for its corporate office, temporary offices, vehicles and equipment. In addition, the Company may enter into arrangements whereby portions of the leased premises are subleased to third parties and are classified as operating leases.
In May 2023, the Company executed a lease for its facility in Milford, Ohio, with a term through 2028 including the option to extend the term for up to two consecutive terms of three years, which was not reasonably certain to be exercised at the commencement date.

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
The following table provides a summary of the components of lease income, costs and rent, which are included within research and development and selling, general and administrative expense:

	Year Ended December 31,
	2023	2022
Operating lease costs:
Operating lease cost	$2,239	$1,921
Short-term lease cost	508	199
Variable lease cost	682	622
Total operating lease costs	$3,429	$2,742
The following table provides the weighted-average lease terms and discount rates used for the Company’s operating leases:

	December 31,
	2023	2022
Weighted-average remaining lease term:
Operating leases	3.6 years	4.3 years

Weighted-average discount rate:
Operating leases	8.7%	7.1%
The following table provides a summary of operating lease liability maturities for the next five years and thereafter at December 31, 2023:

2024	$1,497
2025	2,900
2026	2,989
2027	1,426
2028	306
Thereafter	—
Total minimum lease payments	9,118
Less: imputed interest	(1,479)
Total lease obligations	$7,639
Note 10. Property and Equipment, Net
Property and equipment, net at December 31, 2023 and 2022 is summarized as follows:

	December 31,
	2023	2022
Production machinery and equipment	$10,376	$5,897
Vehicles	2,013	817
Leasehold improvements	2,236	1,002
Office furniture and fixtures	223	162
Computers and related equipment	1,963	1,367
	16,811	9,245
Less: accumulated depreciation	(6,824)	(3,639)
Total property and equipment, net	$9,987	$5,606

Depreciation expense for the years ended December 31, 2023 and 2022 totaled approximately $3.2 million and $1.1 million, respectively. For the year ended December 31, 2023, $0.6 million, $1.7 million, and $0.9 million was included in selling, general and administrative expenses, research and development expenses and exit and termination costs, respectively, in the consolidated statements of operations. For the year ended December 31, 2022, $0.3 million and $0.8 million was included in selling, general and administrative expenses, and research and development expenses, respectively, in the consolidated statements of operations.
Note 11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities at December 31, 2023 and 2022 are summarized as follows:

	December 31,
	2023	2022
Accrued professional services and other	$2,606	$5,834
Accrued compensation and related benefits	1,510	4,773
Other accrued liabilities	1,922	928
Accrued severance, contract termination, and other charges	4,013	—
	$10,051	$11,535
Note 12. Warranties
The change in warranty liability for the years ended December 31, 2023 and 2022 is summarized as follows and included within accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets:

	Year ended December 31,
	2023	2022
Balance at beginning of period	$527	$44
Accrual for warranties issued	218	644
Net changes in accrual related to pre-existing warranties	(154)	(7)
Warranty charges	(182)	(154)
Balance at end of period	$409	$527
Note 13. Income Taxes
The income tax provision for the years ended December 31, 2023 and 2022 is summarized as follows:

	Year Ended December 31,
	2023	2022
Current tax expense:
Federal	$—	$—
State	—	—
Total current tax expense	$—	$—

Deferred tax (benefit) expense:
Federal	$(25,328)	$(34,296)
State	—	(40)
Valuation allowance	25,328	34,336
Total deferred tax expense	$—	$—
19

The components of deferred taxes at December 31, 2023 and 2022 are summarized as follows:

	December 31,
	2023	2022
Deferred tax assets:
Federal net operating loss carryforwards	$62,561	$48,186
State net operating loss carryforwards	491	491
Operating lease obligation	1,604	1,537
Section 174 expenditures	26,444	14,840
R&D tax credit	4,714	4,714
Other	3,235	3,148
Intangible assets, net	5,522	6,001
Total deferred tax assets	104,571	78,917
Less: valuation allowance	(102,803)	(77,475)
Deferred tax assets, net of valuation allowance	1,768	1,442

Deferred tax liabilities:
Operating lease right of use asset, net	1,485	1,359
Property and equipment, net	283	83
Total deferred tax liabilities	1,768	1,442

Net deferred tax assets	$—	$—
The reconciliation of taxes at the federal statutory rate to the Company’s provision for income taxes for the years ended December 31, 2023 and 2022 is summarized as follows:

	Year Ended December 31,
	2023	2022
Provision at statutory rate of 21%	$(25,937)	$(32,205)
State tax expense	—	492
Stock options	520	533
Other	89	865
R&D tax credit	—	(4,021)
Change in valuation allowance	25,328	34,336
	$—	$—
In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2023.
The Company had federal net operating loss carryforwards of $297.9 million and $229.5 million at December 31, 2023 and 2022, respectively. At December 31, 2023, $10.5 million of this amount will begin to expire in 2036 and the remaining $287.4 million has an indefinite carryforward period. The Company had state net operating loss carryforwards of $12.5 million and $12.5 million at December 31, 2023 and 2022, respectively, that will begin to expire beginning in 2036 and research and development credits of $4.7 million that will begin to expire in 2037. The Company's ability to utilize a portion of net operating loss carryforwards and credits to offset future taxable income, and tax, respectively, is subject to certain limitations under Section 382 of the Internal Revenue Code upon changes in equity ownership of the Company. Due to such limitation, $2.0 million of the Company’s net operating loss and less than $0.1 million of the Company’s R&D credits will expire unused, regardless of taxable income in future years.

The Company files a United States federal income tax return, as well as income tax returns in various states. The tax returns for years 2020 and thereafter remain open for examination. However, the taxing authorities have the ability to review the propriety of tax losses created in closed tax years to the extent such losses are utilized in an open tax year.
Note 14. Commitments and Contingencies
Economic Incentive Agreement
During the year ended December 31, 2018, the Company entered into an agreement with the Cedar Park Economic Development Corporation (“EDC”), whereby the Company would receive cash grants from the EDC contingent upon the Company fulfilling and maintaining certain corporate office lease and employment requirements. The specified requirements must be met on or before specific measurement dates and maintained throughout the term of the agreement, which expires effective December 31, 2025.
As the terms of the EDC grant agreement require the Company to meet and maintain all of the performance requirements throughout the term of the agreement and the Company did not meet the conditions for the grant funding received through December 31, 2023, all amounts received from the EDC are subject to refund. Accordingly, total grant funding of $1.1 million is included within other current accrued liabilities as of December 31, 2023. Total grant funding of $0.9 million was included within other noncurrent liabilities as of December 31, 2022. Under the agreement, the EDC has the right to file a security interest to all assets of the Company.
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
Note 15. Net Loss Per Share
The computation of basic and diluted net loss per share for the years ended December 31, 2023 and 2022 is summarized as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(123,510)	$(153,357)

Denominator:
Weighted average shares outstanding, basic and diluted	181,411,069	175,400,486

Net loss per share, basic and diluted	$(0.68)	$(0.87)
Potential common shares excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the years ended December 31, 2023 and 2022 are summarized as follows:

	Year Ended December 31,
	2023	2022
Unexercised stock options	522,971	2,541,439
Unvested restricted stock units*	3,385,073	4,105,673
	3,908,044	6,647,112
* Potential common shares from unvested restricted stock units for the years ended December 31, 2023 and 2022 include 633,750 and 1,336,667 shares, respectively, where no accounting grant date has been established.

Note 16. Supplemental Cash Flow Information
Supplemental cash flow information for the years ended December 31, 2023 and 2022 is summarized as follows:

	Year Ended December 31,
	2023	2022
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(2,470)	$(1,921)
Right-of-use assets obtained in exchange for lease obligations	$2,096	$—

	Year Ended December 31,
	2023	2022
Supplemental disclosure of noncash investing and financing activities:
Common stock issued for purchase of assets	$—	$16,115
Acquisitions of property and equipment and intangible assets included in accounts payable and other	$292	$59
Note 17. Retirement Plan
The Company has adopted a 401(k) plan to provide all eligible employees a means to accumulate retirement savings on a tax-advantaged or post-tax basis. The 401(k) plan eligibility conditions require participants are at least 21 years old to participate. Eligibility entry date is the first of the month following date of hire, or the first of the month following the date the employee turns 21 years old. Plan participants may make elective contributions up to the maximum percentage of compensation and dollar amount allowed under the Internal Revenue Code and are always 100% vested in their elective contributions. The Company has also established a Profit Sharing plan in which the employer may make contributions on the employee’s behalf (“discretionary employer contributions”). The Company did not make any Profit Sharing contributions during the years ended December 31, 2023 and 2022.
22

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our Principal Executive Officer and Principal Financial Officer) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Based on our management’s evaluation (with the participation of our Principal Executive Officer and Principal Financial Officer), of the effectiveness of our internal controls over financial reporting as of December 31, 2023, which was based on the framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2023, our internal control over financial reporting was effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information regarding our executive officers required by Item 401 of Regulation S-K (which is included in Part I, Item 1 of this Annual Report on Form 10-K under “Information about our Executive Officers”), the information required by Item 10 will be contained in, and is hereby incorporated by reference to, our definitive proxy statement for the 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2023. This includes information regarding our Code of Business Conduct and Ethics.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2024 Proxy Statement, which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2024 Proxy Statement, which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2023.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2024 Proxy Statement, which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2023.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2024 Proxy Statement, which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2023.

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

10.5(c)†
Hyliion 2020 Equity Incentive Plan, Form of PRSU Award Agreement (incorporated by reference to Exhibit 10.5(c) to the Company’s Annual Report on Form 10-K (File No. 001-38823) filed with the SEC on February 24, 2022).

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

10.11*	Fourth Amendment to Industrial Lease, dated November 14, 2023, by and between GSNTR ATX 1200 BMC DRIVE OWNER LP, GSNTR ATX 1202 BMC DRIVE OWNER LP, and Hyliion Inc.
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

10.18	Hyliion Holdings Corp. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38823) filed with the SEC on May 9, 2023).
10.19	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38823) filed with the SEC on May 9, 2023).
10.20+*	Lease Agreement, dated May 10, 2023, by and between MELINK PROPERTIES LLC and Hyliion Inc.
14.1
Code of Business Conduct and Ethics, dated September 27, 2022 (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K (File No.001-38823) filed with the SEC on February 28, 2023).

21.1*	List of Subsidiaries.

23.1*	Consent of Grant Thornton Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Hyliion Holdings Corp. Amended and Restated Clawback Policy.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL)
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

HYLIION HOLDINGS CORP.

Date: February 13, 2024	By:	/s/ Thomas Healy
Thomas Healy
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Healy	Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2024
Thomas Healy

/s/ Jon Panzer	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 13, 2024
Jon Panzer

/s/ Andrew H. Card, Jr.	Director	February 13, 2024
Andrew H. Card, Jr.

/s/ Rodger L. Boehm	Director	February 13, 2024
Rodger L. Boehm

/s/ Jeffrey A. Craig	Director	February 13, 2024
Jeffrey A. Craig

/s/ Vincent T. Cubbage	Director	February 13, 2024
Vincent T. Cubbage

/s/ Richard J. Freeland	Director	February 13, 2024
Richard J. Freeland

/s/ Mary E. Gustanski	Director	February 13, 2024
Mary E. Gustanski

/s/ Robert M. Knight, Jr.	Director	February 13, 2024
Robert M. Knight, Jr.

/s/ Stephen S. Pang	Director	February 13, 2024
Stephen S. Pang

/s/ Melanie M. Trent	Director	February 13, 2024
Melanie M. Trent