Form 10-Q
period 2024-03-31
Hyliion Holdings Corp.
filed 2024-05-01
CIK 1759631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
As of April 23, 2024, 174,035,799 shares of common stock, par value $0.0001 per share, were issued and outstanding.

HYLIION HOLDINGS CORP.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HYLIION HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$14,715	$12,881
Accounts receivable	122	40
Prepaid expenses and other current assets	6,559	18,483
Short-term investments	126,703	150,297
Assets held for sale	5,973	—
Total current assets	154,072	181,701

Property and equipment, net	12,701	9,987
Operating lease right-of-use assets	6,992	7,070
Other assets	1,360	1,439
Long-term investments	122,529	128,186
Total assets	$297,654	$328,383

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,119	$4,224
Current portion of operating lease liabilities	1,436	847
Accrued expenses and other current liabilities	6,948	10,051
Total current liabilities	10,503	15,122

Operating lease liabilities, net of current portion	6,207	6,792
Other liabilities	534	203
Total liabilities	17,244	22,117

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 184,016,695 and 183,071,317 shares issued at March 31, 2024 and December 31, 2023, respectively; 175,304,238 and 183,034,255 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	18	18
Additional paid-in capital	405,118	404,045
Treasury stock, at cost; 8,712,457 and 37,062 shares as of March 31, 2024 and December 31, 2023, respectively	(11,370)	(33)
Accumulated deficit	(113,356)	(97,764)
Total stockholders’ equity	280,410	306,266
Total liabilities and stockholders’ equity	$297,654	$328,383
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenues
Product sales and other	$—	$310
Total revenues	—	310
Cost of revenues
Product sales and other	—	691
Total cost of revenues	—	691
Gross loss	—	(381)
Operating expenses
Research and development	7,968	20,918
Selling, general and administrative	6,592	10,981
Exit and termination costs	4,431	—
Total operating expenses	18,991	31,899
Loss from operations	(18,991)	(32,280)
Interest income	3,396	3,462
Gain on disposal of assets	3	2
Other expense, net	—	(15)
Net loss	$(15,592)	$(28,831)

Net loss per share, basic and diluted	$(0.09)	$(0.16)

Weighted-average shares outstanding, basic and diluted	178,482,894	180,118,044
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share data)

	Three Months Ended March 31, 2024
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	183,071,317	$18	(37,062)	$(33)	$404,045	$(97,764)	$306,266
Exercise of common stock options and vesting of restricted stock units, net	945,378	—	—	—	(247)	—	(247)
Share-based compensation	—	—	—	—	1,320	—	1,320
Repurchase of treasury stock	—	—	(8,675,395)	(11,337)	—	—	(11,337)
Net loss	—	—	—	—	—	(15,592)	(15,592)
Balance at March 31, 2024	184,016,695	$18	(8,712,457)	$(11,370)	$405,118	$(113,356)	$280,410

	Three Months Ended March 31, 2023
	Common Stock		Treasury Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	179,826,309	$18	—	$—	$397,810	$25,746	$423,574
Exercise of common stock options and vesting of restricted stock units, net	869,263	—	—	—	(176)	—	(176)
Share-based compensation	—	—	—	—	2,040	—	2,040
Net loss	—	—	—	—	—	(28,831)	(28,831)
Balance at March 31, 2023	180,695,572	$18	—	$—	$399,674	$(3,085)	$396,607
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(15,592)	$(28,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	572	524
Amortization and accretion of investments, net	(973)	(194)
Noncash lease expense	78	302
Inventory write-down	—	231
Gain on disposal of assets	(572)	(2)
Share-based compensation	1,320	2,040
Carrying value adjustment to assets held for sale	5,564	—
Changes in operating assets and liabilities:
Accounts receivable	(82)	299
Inventory	—	(1,026)
Prepaid expenses and other assets	(7,382)	(5,313)
Accounts payable	(2,573)	215
Accrued expenses and other liabilities	(3,066)	(1,144)
Operating lease liabilities	4	(340)
Net cash used in operating activities	(22,702)	(33,239)

Cash flows from investing activities
Purchase of property and equipment and other	(2,818)	(2,988)
Proceeds from sale of property and equipment	572	2
Purchase of investments	(23,707)	(31,394)
Proceeds from sale and maturity of investments	53,861	33,533
Net cash provided by (used in) investing activities	27,908	(847)

Cash flows from financing activities
Proceeds from exercise of common stock options	48	19
Taxes paid related to net share settlement of equity awards	(295)	(195)
Repurchase of treasury stock	(11,043)	—
Net cash used in financing activities	(11,290)	(176)

Net decrease in cash and cash equivalents and restricted cash	(6,084)	(34,262)
Cash and cash equivalents and restricted cash, beginning of period	21,464	120,133
Cash and cash equivalents and restricted cash, end of period	$15,380	$85,871

Supplemental disclosure of noncash investing and financing activities:
Repurchase of treasury stock included in accrued expenses	$294	$—
Acquisitions of property and equipment included in accounts payable and other	$468	$255
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except as separately indicated)

Note 1. Overview
Hyliion Holdings Corp. is a Delaware corporation headquartered in Cedar Park, Texas, with research and development facilities near Cincinnati, Ohio, that designs and develops power generators for stationary and mobile applications. References to the “Company,” “Hyliion,” “we,” or “us” in this report refer to Hyliion Holdings Corp. and its wholly owned subsidiary, unless expressly indicated or the context otherwise requires.
Note 2. Disposals
Strategic Plan Wind Down
On November 7, 2023, the Board of the Company approved a strategic plan to wind down its powertrain business and preserve the related intellectual property (the “Plan”). We have not accounted for the impacts of the Plan as a discontinued operation through March 31, 2024 as we have not abandoned or sold the underlying intellectual property. We historically provided limited assurance-type warranties under our powertrain contracts and plan to continue to service such warranties through their remaining term, with the majority ending in 2024.
Total charges and expenses related to the Plan of $4.4 million, inclusive of charges to assets held for sale discussed below, were incurred in the Company’s first quarter of 2024 and are included in exit and termination costs in the condensed consolidated statements of operations. The change in total liabilities associated with the Plan is included within accrued expenses and other current liabilities as presented in Note 8, and accounts payable, and is summarized as follows (in millions):

	December 31, 2023	Charged to Expense	Costs Paid or Settled	March 31, 2024
Employee severance and retention	$1.1	$—	$(0.4)	$0.7
Contract terminations	6.5	(0.7)	(3.7)	2.1
Warranty obligations	0.4	(0.3)	—	0.1
	$8.0	$(1.0)	$(4.1)	$2.9
The above estimates of the cash expenditures and charges that the Company expects to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions and actual amounts may differ materially from estimates. In addition, the Company may incur other cash expenditures or charges not currently contemplated due to unanticipated events.
Assets Held for Sale
During the quarter ended March 31, 2024 certain assets of our powertrain business including Class 8 semi-trucks and capital equipment were being actively marketed for sale, and we were actively locating buyers, at a price that was reasonable in relation to their current fair value and the assets were available for immediate sale in their present condition. Further, we estimated that the sale of the disposal groups were expected to be completed within one year and it was unlikely that significant changes to the plan of sale would be made. We review assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to their estimated fair values less costs to sell.
We have recorded assets held for sale of $6.0 million consisting of property and equipment in connection with the Plan at their fair value less costs to sell at March 31, 2024. We used fair value hierarchy Level III inputs including comparable assets, adjusted for condition, and recorded charges of $5.6 million included in exit and termination costs in the condensed consolidated statements of operations. The estimates of fair value less costs to sell are subject to a number of assumptions and actual amounts may differ materially from estimates.
Note 3. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Hyliion Holdings Corp. and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated upon consolidation. The condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), which permit reduced disclosure for interim periods. The condensed consolidated balance sheet at December 31, 2023 was derived from audited financial statements for the fiscal year then ended, but does not include all necessary disclosures required with respect to annual financial statements. In the opinion of the Company, these condensed consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s 2023 Annual Report. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.
These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is an early-stage growth company and has generated negative cash flows from operating activities since inception. At March 31, 2024, the Company had total equity of $280.4 million, inclusive of cash and cash equivalents of $14.7 million and total investments of $249.2 million. Based on this, the Company has sufficient funds to continue to execute its business strategy for the next twelve months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of expenses during the reporting period. The Company’s most significant estimates and judgments involve disposals, income taxes and valuation of share-based compensation. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s condensed consolidated financial statements.
Concentration of Supplier Risk
The Company is dependent on certain suppliers, many of which are single source suppliers, and the inability of these suppliers to deliver necessary components of the Company’s products in a timely manner at prices, quality levels and volumes that are acceptable, or the Company’s inability to efficiently manage these components from these suppliers, could have a material adverse effect on the Company’s business, prospects, financial condition and operating results.
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
Restricted Cash
The Company provided a supplier with a letter of credit for $7.9 million in the fourth quarter of 2023 to secure the performance of the Company’s obligations to purchase semi-trucks related to the Founders Program, backed by a restricted cash deposit to pay any draws on the letter of credit by the supplier. The Company was released from this letter of credit in the first quarter of 2024.
The Company has provided its corporate headquarters lessor with a letter of credit for $0.7 million to secure the performance of the Company’s lease obligations, backed by a restricted cash deposit to pay any draws on the letter of credit by the lessor. Total cash and cash equivalents and restricted cash as presented in the condensed consolidated statements of cash flows is summarized as follows:

	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
Cash and cash equivalents	$14,715	$12,881	$85,206	$119,468
Restricted cash included in prepaid expenses and other current assets	—	7,918	—	—
Restricted cash included in other assets	665	665	665	665
	$15,380	$21,464	$85,871	$120,133
Accounts Receivable
Accounts receivable are stated at a gross invoice amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained at a level considered adequate to provide for potential account losses on the balance based on the

Company’s evaluation of the anticipated impact of current economic conditions, changes in the character and size of the balance, past and expected future loss experience and other pertinent factors. At March 31, 2024 and December 31, 2023, there were no accounts receivable due from customers or allowances for doubtful accounts.
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
Inventories
Through March 31, 2024, we have not yet commercialized the KARNO generator. Costs incurred for components acquired prior to our determination of reaching a commercial stage are expensed as research and development costs, resulting in zero cost basis for those components. As a result, moving-average prices for inventory that is capitalized in future periods may be significantly affected by those zero cost items. During the three months ended March 31, 2024 and March 31, 2023, we recorded inventory write-downs of $0.0 million and $0.2 million, respectively.
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
Note 4. Investments
The amortized cost, unrealized gains and losses, fair value and maturities of our held-to-maturity investments at March 31, 2024 and December 31, 2023 are summarized as follows:

		Fair Value Measurements at March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$31,067	$—	$(20)	$31,047
U.S. government agency bonds	27,622	22	(151)	27,493
State and municipal bonds	12,303	—	(57)	12,246
Corporate bonds and notes	178,240	191	(494)	177,937
	$249,232	$213	$(722)	$248,723

		Fair Value Measurements at December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$35,218	$18	$(10)	$35,226
U.S. government agency bonds	27,602	56	(186)	27,472
State and municipal bonds	15,262	1	(48)	15,215
Corporate bonds and notes	200,401	515	(255)	200,661
	$278,483	$590	$(499)	$278,574

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$126,703	$126,385	$150,297	$149,934
Due after one year through five years	122,529	122,338	128,186	128,640
	$249,232	$248,723	$278,483	$278,574

Note 5. Fair Value Measurements
The fair value measurements of our financial assets at March 31, 2024 and December 31, 2023 are summarized as follows:

	Fair Value Measurements at March 31, 2024
	Level I	Level II	Level III	Total
Cash and cash equivalents	$14,715	$—	$—	$14,715
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	31,047	—	31,047
U.S. government agency bonds	—	27,493	—	27,493
State and municipal bonds	—	12,246	—	12,246
Corporate bonds and notes	—	177,937	—	177,937
	$15,380	$248,723	$—	$264,103

	Fair Value Measurements at December 31, 2023
	Level I	Level II	Level III	Total
Cash and cash equivalents	$12,881	$—	$—	$12,881
Restricted cash	8,583	—	—	8,583
Held-to-maturity investments:
Commercial paper	—	35,226	—	35,226
U.S. government agency bonds	—	27,472	—	27,472
State and municipal bonds	—	15,215	—	15,215
Corporate bonds and notes	—	200,661	—	200,661
	$21,464	$278,574	$—	$300,038
Note 6. Property and Equipment, Net
Property and equipment, net at March 31, 2024 and December 31, 2023 is summarized as follows:

	March 31, 2024	December 31, 2023
Production machinery and equipment	$14,032	$10,376
Vehicles	1,040	2,013
Leasehold improvements	2,818	2,236
Office furniture and fixtures	223	223
Computers and related equipment	1,983	1,963
	20,096	16,811
Less: accumulated depreciation	(7,395)	(6,824)
Total property and equipment, net	$12,701	$9,987
Note 7. Share-Based Compensation
During the three months ended March 31, 2024 and 2023, the Company granted 5.9 million and 2.1 million, respectively, restricted stock units which will vest over a period of one to three years. During the three months ended March 31, 2024 and 2023, 0.9 million and 0.2 million, respectively, of restricted stock units and options were forfeited. Share-based compensation expense for the three months ended March 31, 2024 and 2023 was $1.3 million and $2.0 million, respectively.
Of the restricted stock units granted during the three months ended March 31, 2024, 2.7 million units may vest between February 13, 2025 and December 31, 2026 contingent upon achieving underlying closing stock price thresholds. These awards were valued at $0.83 per unit using fair value hierarchy Level III inputs including an underlying share volatility of 90% and a risk-free rate of 4.35%.

Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities at March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024	December 31, 2023
Accrued professional services and other	$1,409	$2,606
Accrued compensation and related benefits	2,407	1,510
Other accrued liabilities	1,237	1,922
Accrued severance, contract termination, and other charges	1,895	4,013
	$6,948	$10,051
Note 9. Commitments and Contingencies
Economic Incentive Agreement
During the quarter ended March 31, 2024, in connection with our operations in Cedar Park, Texas, the Company entered into an agreement with the Cedar Park Economic Development Corporation (“EDC”) that superseded prior agreements, whereby the Company would receive cash grants up to $1.1 million from the EDC at various measurement dates during the term of the agreement contingent upon the Company fulfilling and maintaining certain occupancy, investment, and employment requirements. The requirements must be met on or before specific measurement dates and maintained throughout the term of the agreement, which expires effective December 31, 2029.
The Company is further required to refund $0.7 million and allowed to retain $0.4 million, subject to performance of above requirements, of grant funding previously received which was been included within accrued expenses and other current liabilities and other liabilities, respectively, as of March 31, 2024. Under the agreement, the EDC has the right to file a security interest to all assets of the Company.
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
Note 10. Net Loss Per Share
The computation of basic and diluted net loss per share for the three months ended March 31, 2024 and 2023 is summarized as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(15,592)	$(28,831)

Denominator:
Weighted average shares outstanding, basic and diluted	178,482,894	180,118,044

Net loss per share, basic and diluted	$(0.09)	$(0.16)

Potential common shares excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the three months ended March 31, 2024 and 2023 are summarized as follows:

	Three Months Ended March 31,
	2024	2023
Unexercised stock options	293,410	2,444,263
Unvested restricted stock units*	6,763,910	4,563,859
	7,057,320	7,008,122
* Potential common shares from unvested restricted stock units for the periods ended March 31, 2024 and 2023 include no and 687,084 shares, respectively, where no accounting grant date had been established.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References to the “Company,” “Hyliion,” “we,” or “us” in this report refer to Hyliion Holdings Corp. and its wholly-owned subsidiary Hyliion Inc., unless expressly indicated or the context otherwise requires. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report and our audited consolidated financial statements and related notes thereto in our 2023 Annual Report.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q are forward-looking statements, including, but not limited to, statements regarding our strategy, prospects, plans, objectives, future operations, future revenue and earnings, projected margins and expenses, markets for our services, potential acquisitions or strategic alliances, financial position, and liquidity and anticipated cash needs and availability. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” variations of such words and similar expressions or the negatives thereof are intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements represent our management’s expectations as of the date of this filing and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of risks and uncertainties including, but not limited to, those described in the section entitled “Risk Factors” included in our 2023 Annual Report on Form 10-K, this Quarterly Report on Form 10-Q, and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”) that disclose risks and uncertainties that may affect our business. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the Commission. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we do not undertake, and expressly disclaim any duty, to publicly update or revise these statements, whether as a result of new information, new developments, or otherwise and even if experience or future changes make it clear that any projected results expressed in this Quarterly Report on Form 10-Q or future quarterly reports, press releases or company statements will not be realized. Unless specifically indicated otherwise, the forward-looking statements in this Quarterly Report on Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions or other business combinations that have not been completed as of the date of this filing. In addition, the inclusion of any statement in this Quarterly Report on Form 10-Q does not constitute an admission by us that the events or circumstances described in such statement are material. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled “Risk Factors” included in our 2023 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. These and other factors could cause our results to differ materially from those expressed in this Quarterly Report on Form 10-Q.
Overview
Hyliion is committed to creating innovative solutions that enable clean, flexible and modular electricity production while contributing positively to the environment in the energy economy. The KARNO generator is a fuel-agnostic power generation solution, enabled by additive manufacturing, that leverages a linear heat engine to generate electricity with significant improvements in efficiency, emissions and cost compared to conventional generators. The Company’s primary focus is to provide distributed power generators that operate on various fuel sources to adapt to an ever-changing energy economy. Hyliion is addressing the commercial space first with a locally deployable generator that can offer prime power, backup power, peak demand reduction, renewables matching and power generation from waste fuels such as landfill and flare gas. In the future, the Company plans to scale up its generator solution to address larger utility-scale power needs and to develop variants for household use and mobile applications such as vehicles and marine vessels. Additionally, the generator technology is well-suited to provide combined heat and power (“CHP”) in various stationary applications.
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
The planned initial KARNO generator variant is both power dense and easy to deploy. It is expected to consist of a single four-shaft 200 kW generating unit along with essential balance-of-plant components, all arranged within a space-efficient, rectangular configuration occupying approximately three cubic meters. Later planned developments are expected to include a greater-than 2 MW system with multiple KARNO generators inside the footprint of a 20-foot shipping container. Over time, we expect larger and smaller capacity versions of the KARNO generator will be offered with power levels varying based on the number of generator shafts included or the size of component parts. We expect the KARNO generator to initially compete effectively in the market for power applications between 200 kW to 5 MW and later extend to larger and smaller power configurations.
We are currently working with potential customers for initial generator deployments. These deployments will test and validate KARNO generator product attributes including efficiency, emissions, maintenance requirements, durability, control systems and other parameters. We expect to receive compensation for these initial deployments as we believe the generator will provide tangible benefits to customers. We also expect that early deployments will demonstrate the effectiveness of the KARNO generator in a wide range of electrical generating applications. Target markets include:
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
•Vehicle Charging: The rapid growth of consumer electric vehicles is increasingly straining grid capacity and reliability, both domestically and internationally. The introduction of commercial EVs, such as buses, delivery vans and large trucks is expected to intensify this challenge in the future given their substantial power requirements during charging. Many commercial operators cite the lack of electrical capacity access as the primary obstacle to expanding their electric vehicle fleets. Here, we believe the KARNO generator offers a unique solution for vehicle charging. Its flexibility in fuel sources, including the ability to use hydrogen, along with its superior environmental performance and low emissions and noise levels offer advantages over internal combustion generators. A KARNO generator can also modulate power without efficiency loss by activating or deactivating individual generators and by regulating the heat input to each generator. Finally, KARNO’s high power density allows it to be deployed as a localized power source for vehicle charging without displacing a large amount of parking space.
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
•Mobility: We also plan to develop variants for mobile applications such as vehicles including rail (locomotives) and marine vessels. Longer-term, we also believe KARNO can be a viable solution for on-highway applications.
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
KARNO Generator System
The KARNO generator emerged out of GE’s long-running research and development investments in aerospace and metal additive manufacturing across multiple industries and in areas such as generator thermal and performance design. We initially envisioned utilizing the KARNO generator as new range-extending power source for the Hypertruck powertrain system, given its ability to operate on a wide range of fuel sources, including natural gas and hydrogen. We believe that the unique capabilities of the KARNO generator will also make it competitive in the stationary power market, competing favorably against conventional electrical generating systems and opening up potential new markets to enhance grid power availability and reliability. The KARNO generator technology, including the technology that was acquired from GE and the technology developed by Hyliion subsequent to the acquisition, is protected by numerous patents and trademarks which we believe provide Hyliion extensive and lasting protection for its intellectual property.
KARNO Generator Development
Our ongoing efforts with the KARNO generator encompass activities such as its design, development and rigorous testing, along with the development of essential balance-of-plant systems including cooling and controls systems. Notably, we have reached a significant milestone by constructing the 125 kW ALPHA generator which we are currently testing in our development facility. Simultaneously, we are in the final stages of designing a 200 kW BETA generator, which is expected to serve as our design for initial commercial deployments. We have also showcased KARNO integrated as an on-board generator for our Hypertruck ERX powertrain system and with potential stationary power customers. Moreover, we successfully demonstrated the generator’s capability to feed power back to the electric grid from our Cincinnati, Ohio facility and confirmed through testing the capability of the generator’s oxidation system to be fueled using untreated natural gas from a Permian Basin well site.
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
Heat engines offer the advantages of fuel flexibility and high operating efficiency. We believe the KARNO generator stands out for its ability to maximize heat transfer between components and working fluids. Enabled by advances in additive manufacturing systems, parts are designed with a large number of intricate flow channels for the movement of heat, cooling water, helium and exhaust gases such that contact surface areas for heat transfer are maximized. This enables the KARNO generator to achieve high levels of efficiency.
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
Conventional generators emit pollutants as a result of incomplete combustion of fuel-air mixtures, with the formation of NOx compounds being particularly prominent. Unlike conventional generators, which often employ internal combustion engines operating at high temperatures with rapid and incomplete fuel combustion, the KARNO generator is designed for continuous fuel oxidation at lower temperatures than internal combustion engines and extended burn times. This is achieved partly through the recirculation of exhaust gases, which serves to prolong combustion duration and by pre-heating incoming air. As a result, the KARNO generator is anticipated to achieve low levels of emissions, with CO and NOx emissions expected to be reduced by over 95% compared to best-in-class diesel engines and targeting CARB 2027 standards without the need for aftertreatment.
One of the notable advantages of the KARNO generator, in comparison to traditional generating units, is the expected significant reduction in maintenance requirements and cost. Conventional generators typically incur periodic and usage-based maintenance expense that can range between 5% to 20% of their total operating cost throughout their lifespan, influenced by factors such as utilization and operating parameters. KARNO’s primary advantage arises from having only a single moving linear actuator per shaft (4 shafts per 200 kW generator), which glides linearly on low friction helium bearings. This innovative design significantly mitigates efficiency losses attributed to friction, enhances the system’s operational longevity and eliminates the need for oil-based lubricants commonly found in conventional generators. Furthermore, internal combustion engines require extensive overhauls after specific operating periods which are costly, require specialized expertise, and result in prolonged downtime. Conversely, the KARNO generator is projected to require less costly and simplified maintenance service than internal combustion engines, translating into both cost savings and reduced downtime.
The KARNO generator, functioning as a heat engine, derives advantages from its expected capability to operate across a diverse spectrum of over 20 available fuel sources and fuel mixtures. These include natural gas, propane, gasoline, jet fuel, and alternative fuels like bio-diesel, hydrogen and ammonia. Moreover, the generator can seamlessly transition between these fuels or fuel blends, requiring few or no physical modifications to its flameless oxidation system. This versatility enables a single generator to adapt to different use cases. For example, the generator may operate on natural gas for prime power generation when a pipeline connection is available and on waste gas near a landfill or dairy. Furthermore, as hydrogen becomes more widely available, the KARNO generator will be able to adapt to this cleaner fuel. As the energy landscape evolves, the KARNO generator’s fuel-agnostic nature positions it as a solution to electricity generation needs.
Benefits of the KARNO Generator Versus Conventional Competitors
We believe the versatility and operating characteristics of the KARNO generator make it an effective system for a variety of conventional and emerging electrical generating applications. Key attributes of the KARNO generator distinguish it from its conventional generator counterparts, which may open new market opportunities:
•Generator Efficiency: The anticipated operating efficiency of the KARNO generator results in lower cost of electricity versus conventional generating systems and, in many markets, grid power.
•Low Maintenance: With only a single moving part per shaft, the simplicity of the KARNO generator is expected to reduce both periodic maintenance expenses and expected overhaul costs.
•Fuel Agnostic: While many traditional generators operate on a single fuel source or require system modification to achieve fuel flexibility, the KARNO generator is truly fuel-agnostic, and can switch between fuel choices during operation with few or no modifications.
•Low Noise and Vibration: Unlike conventional generators, the KARNO generator operates without internal combustion, resulting in a significantly lower noise level of approximately 67 decibels at six feet, which is approximately equivalent to a typical conversation.
•Higher Power Density: The unique architecture and features of the KARNO generator that are enabled by advances in additive manufacturing, enable the generator to achieve a high level of power density. For example, a 200 kW generator occupies less than a cubic meter of volume, excluding the balance-of-plant.
•Modularity: The power output of a KARNO generator can be modulated by changing the level of heat applied to the system. For larger power applications above 200 kW, systems with six or more shafts can be utilized or, multiple KARNO generators can be assembled to operate as a single unit. For megawatt applications, individual generators can be turned on or off to adjust the total power output of the system.
•Fast Startup Time: It is anticipated that the KARNO generator will be able to begin generating electricity from a cold start in approximately 30 to 60 seconds. Additionally, full power can be achieved in a matter of minutes. Conversely, some generating systems, such as solid oxide fuel cells, require a warm-up period of up to 30 minutes.
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including but not limited to economic uncertainties, supply chain disruptions, inflation and high interest rates as well as those discussed below and referenced in Item 1A “Risk Factors”.
Commercialization of KARNO Generator
Our focus in the first quarter of 2024 was on continuing development and testing of our fuel-agnostic KARNO stationary generator and planning for the deployment of initial revenue-generating units with customers in 2024. We anticipate that a substantial portion of our capital resources and efforts in the near future will be focused these activities. The amount and timing of our future funding requirements, if any, will depend on many factors, including but not limited to the pace of completing initial KARNO generator design, testing and validation, the pace at which we introduce initial generator units to the market, our strategies for manufacturing KARNO generator components (whether in-house or through outsourcing to third parties), the range of product offerings we plan to bring to market and external market factors beyond our control.

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
Research and Development Expense
Research and development expenses consist primarily of costs incurred for the discovery and development of our KARNO stationary generator and, prior to 2024, electrified powertrain solutions, which include:
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
Exit and Termination Costs
Exit and termination costs consist of employee severance and retention payments, accelerated non-cash stock-based compensation expense, contract termination and other cancellation costs, non-cash charges including accelerated depreciation and amortization, and recoveries from resale of assets. These costs are a result of the Plan approved on November 7, 2023 to wind down our powertrain business.
Other Income (Expense)
Other income currently consists primarily of interest income earned on our investments. Since the acquisition of our KARNO generator technology, we have continued to perform as a subcontractor on a contract with the Office of Naval Research (“ONR”). We may reassess the classification of such contracts as revenue based on business strategy.

Results of Operations
Comparison of Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023
Our results of operations for the three months ended March 31, 2024 (the “current quarter”) and 2023 on a consolidated basis are summarized as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Revenues
Product sales and other	$—	$310	$(310)	(100.0)%
Total revenues	—	310	(310)	(100.0)%
Cost of revenues
Product sales and other	—	691	(691)	(100.0)%
Total cost of revenues	—	691	(691)	(100.0)%
Gross loss	—	(381)	381	(100.0)%
Operating expenses
Research and development	7,968	20,918	(12,950)	(61.9)%
Selling, general and administrative expenses	6,592	10,981	(4,389)	(40.0)%
Exit and termination costs	4,431	—	4,431	N/A
Total operating expenses	18,991	31,899	(12,908)	(40.5)%
Loss from operations	(18,991)	(32,280)	13,289	(41.2)%
Interest income	3,396	3,462	(66)	(1.9)%
Gain on disposal of assets	3	2	1	50.0%
Other expense, net	—	(15)	15	(100.0)%
Net loss	$(15,592)	$(28,831)	$13,239	(45.9)%

Net loss per share, basic and diluted	$(0.09)	$(0.16)	$0.07	(43.8)%

Weighted-average shares outstanding, basic and diluted	178,482,894	180,118,044	(1,635)	(0.9)%
Revenue and Cost of Revenues
Revenue associated with our Hybrid products decreased $0.3 million and associated cost of revenues decreased $0.7 million. As a result of our strategic review and decision to wind down our powertrain business, we do not anticipate further revenue or cost of revenues until we begin commercialization of our KARNO generator.
Research and Development
Research and development expenses decreased $13.0 million due to:
•A decrease of $17.5 million for the design and testing of our Hypertruck ERX system; offset by
•An increase of $4.5 million for the design and testing of our KARNO stationary generator.
Selling, General and Administrative
Selling, general, and administrative expenses decreased $4.4 million primarily due to:
•A decrease of $3.1 million in personnel and benefits and $1.1 million in professional services as a result of the wind down of our powertrain business.
Exit and Termination Costs
Exit and termination costs increased by $4.4 million as a result of the adoption of the Plan and items discussed in Note 2 of the notes to the consolidated financial statements.

Liquidity and Capital Resources
At March 31, 2024, our current assets were $154.1 million, consisting primarily of cash and cash equivalents of $14.7 million, short-term investments of $126.7 million and prepaid expenses of $6.6 million. Our current liabilities were $10.5 million primarily comprised of accounts payable, accrued expenses and operating lease liabilities. We also had $122.5 million of investments in longer-term liquid securities which we maintain to generate higher income on capital that we do not expect to spend in the next 12 months.
We believe the credit quality and liquidity of our investment portfolio at March 31, 2024 is strong and will provide sufficient liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply and demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity whereby no investment security may have a final maturity of more than 36 months from the date of acquisition or a weighted average maturity exceeding 18 months. Eligible investments under the Company’s investment policy bearing a minimum credit rating of A1, A-1, F1 or higher for short-term investments and A2, A, or higher for longer-term investments include money market funds, commercial paper, certificates of deposit and municipal securities. Additionally, all of our debt securities are classified as held-to-maturity as we have the intent and ability to hold these investment securities to maturity, which minimizes any realized losses that we would recognize prior to maturity. However, even with this approach we may incur investment losses as a result of unusual or unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.
Based on our past performance, we believe our current and long-term assets will be sufficient to continue and execute on our business strategy and meet our capital requirements for the next twelve months. We do not expect to need to raise additional equity capital for the foreseeable future. Our primary short-term cash needs are costs associated with KARNO generator development and building of our initial deployment units. Longer term, our capital needs will be determined by our go-to-market strategy, which may include development of our own KARNO generator manufacturing capacity or outsourcing this work to third parties or business partners. In December 2023, we announced an authorized share repurchase program to repurchase up to $20 million of our outstanding common stock. We repurchased $11.3 million in common stock during the three months ended March 31, 2024 and $11.4 million since the inception of the repurchase program. Based on current projections of operating expenses, capital spending, working capital growth and share repurchases, we expect to have between $220 and $230 million in cash, short-term and long-term investments remaining on our balance sheet at the end of 2024.
We expect to continue to incur net losses in the short term, as we continue to execute on our strategic initiatives by completing the development and commercialization of the KARNO generator with anticipated initial customer deployments in late 2024. However, actual results could vary materially and adversely as a result of a number of factors including, but not limited to, those discussed in Part II, Item 1A. “Risk Factors.”
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

Cash Flows
Net cash, cash equivalents and restricted cash provided by or used in operating activities, investing activities and financing activities for the three months ended March 31, 2024 and 2023 is summarized as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash from operating activities	$(22,702)	$(33,239)
Cash from investing activities	27,908	(847)
Cash from financing activities	(11,290)	(176)
	$(6,084)	$(34,262)
Cash from Operating Activities
For the three months ended March 31, 2024, cash flows used in operating activities were $22.7 million. Cash used primarily related to a net loss of $15.6 million, adjusted for a $13.1 million change in working capital accounts and $6.0 million in non-cash expenses (including $5.6 million related to accounts payable, accrued expenses and other liabilities and $7.4 million related to prepaid expenses and other current assets, partially offset by $5.6 million in assets held for sale carrying value adjustments and $1.3 million related to share-based compensation).
For the three months ended March 31, 2023, cash flows used in operating activities were $33.2 million. Cash used primarily related to a net loss of $28.8 million, adjusted for a $7.3 million change in working capital accounts and $2.9 million in non-cash expenses (including $5.3 million related to prepaid expenses and other assets and $0.9 million related to accounts payable, accrued expenses and other liabilities, partially offset by $2.0 million related to share-based compensation and $0.6 million related to depreciation, amortization and accretion charges).
Cash from Investing Activities
For the three months ended March 31, 2024, cash flows provided by investing activities were $27.9 million. Cash provided related to the sale or maturity of investments of $53.9 million, partially offset by the purchase of investments of $23.7 million and acquired property and equipment of $2.8 million.
For the three months ended March 31, 2023, cash flows used in investing activities were $0.8 million. Cash used related to the purchase of investments of $31.4 million and acquired property and equipment of $3.0 million, offset by the sale or maturity of investments of $33.5 million.
Cash from Financing Activities
For the three months ended March 31, 2024, cash flows used in financing activities were $11.3 million, primarily due to treasury stock repurchases.
For the three months ended March 31, 2023, cash flows used in financing activities were $0.2 million, primarily due to payment of taxes related to net share settlement of equity awards of $0.2 million.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, supplemented by those described below, that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues and expenses.
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
In the first quarter of 2024, we granted 2.7 million market-conditioned restricted stock units that may vest between February 13, 2025 and December 31, 2026 contingent upon achieving underlying closing stock price thresholds. These awards were valued at $0.83 per unit using fair value hierarchy Level III inputs including an underlying share volatility of 90% and a risk-free rate of 4.35%.
If we were to utilize different assumptions including the estimate of underlying share volatility of our market-conditioned awards, share-based compensation cost could be under or overstated. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate any remaining unearned share-based compensation cost or incur incremental cost. Share-based compensation cost affects our research and development and selling, general and administrative expenses.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our Principal Executive Officer and Principal Financial Officer) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Principal Executive Officer and Principal Financial Officer have concluded that, at March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time in the ordinary course of business, the Company may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our 2023 Annual Report. There have been no material changes to our Risk Factors as therein previously reported.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
The following table provides information regarding repurchases of our Common Stock during the quarter ended March 31, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 - 31, 2024	3,374,935	$0.99	3,411,997	$16,615,060
February 1 - 29, 2024	3,664,346	$1.38	7,076,343	$11,568,463
March 1 - 31, 2024	1,636,114	$1.66	8,712,457	$8,858,443
Total	8,675,395		8,712,457
1 Share repurchases are conducted under our share repurchase program announced in December 2023, which has no expiration date, authorizing the repurchase of up to $20 million in shares.
2 This column includes the total value of shares available for repurchase under the Company's share repurchase program at the end of the indicated period. Shares under our share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, or through privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined at our discretion and the share repurchase program may be suspended, terminated or modified at any time for any reason.
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

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1*†	Hyliion 2020 Equity Incentive Plan, Form of Amendment of PSU Award Agreement.
10.2*†	Hyliion 2020 Equity Incentive Plan, Form of PRSU Award Agreement.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)
*    Filed herewith.
**    Furnished herewith.
† Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2024	HYLIION HOLDINGS CORP.

/s/ Thomas Healy
	Name:	Thomas Healy
	Title:	Chief Executive Officer (Principal Executive Officer)

/s/ Jon Panzer
	Name:	Jon Panzer
	Title:	Chief Financial Officer (Principal Financial Officer)