Form 10-Q
period 2024-06-30
Hyliion Holdings Corp.
filed 2024-08-06
CIK 1759631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
As of July 29, 2024, 173,583,438 shares of common stock, par value $0.0001 per share, were issued and outstanding.

HYLIION HOLDINGS CORP.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HYLIION HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$19,133	$12,881
Accounts receivable	373	40
Prepaid expenses and other current assets	5,449	18,483
Short-term investments	136,091	150,297
Assets held for sale	3,573	—
Total current assets	164,619	181,701

Property and equipment, net	15,781	9,987
Operating lease right-of-use assets	6,221	7,070
Other assets	1,266	1,439
Long-term investments	93,476	128,186
Total assets	$281,363	$328,383

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,043	$4,224
Current portion of operating lease liabilities	985	847
Accrued expenses and other current liabilities	5,485	10,051
Total current liabilities	7,513	15,122

Operating lease liabilities, net of current portion	5,610	6,792
Other liabilities	400	203
Total liabilities	13,523	22,117

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 184,155,114 and 183,071,317 shares issued at June 30, 2024 and December 31, 2023, respectively; 173,545,044 and 183,034,255 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	18	18
Additional paid-in capital	406,175	404,045
Treasury stock, at cost; 10,610,070 and 37,062 shares as of June 30, 2024 and December 31, 2023, respectively	(14,141)	(33)
Accumulated deficit	(124,212)	(97,764)
Total stockholders’ equity	267,840	306,266
Total liabilities and stockholders’ equity	$281,363	$328,383
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Product sales and other	$—	$266	$—	$576
Total revenues	—	266	—	576
Cost of revenues
Product sales and other	—	307	—	998
Total cost of revenues	—	307	—	998
Gross loss	—	(41)	—	(422)
Operating expenses
Research and development	8,311	27,439	16,279	48,357
Selling, general and administrative	6,262	11,098	12,854	22,079
Exit and termination costs	(556)	—	3,875	—
Total operating expenses	14,017	38,537	33,008	70,436
Loss from operations	(14,017)	(38,578)	(33,008)	(70,858)
Interest income	3,129	3,349	6,525	6,811
Gain (loss) on disposal of assets	—	(1)	3	1
Other income (expense), net	32	3	32	(12)
Net loss	$(10,856)	$(35,227)	$(26,448)	$(64,058)

Net loss per share, basic and diluted	$(0.06)	$(0.19)	$(0.15)	$(0.35)

Weighted-average shares outstanding, basic and diluted	173,829,107	180,966,908	176,156,001	180,544,821
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share data)

	Six Months Ended June 30, 2024
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	183,071,317	$18	(37,062)	$(33)	$404,045	$(97,764)	$306,266
Exercise of common stock options and vesting of restricted stock units, net	945,378	—	—	—	(247)	—	(247)
Share-based compensation	—	—	—	—	1,320	—	1,320
Repurchase of treasury stock	—	—	(8,675,395)	(11,337)	—	—	(11,337)
Net loss	—	—	—	—	—	(15,592)	(15,592)
Balance at March 31, 2024	184,016,695	$18	(8,712,457)	$(11,370)	$405,118	$(113,356)	$280,410
Exercise of common stock options and vesting of restricted stock units, net	138,419	—	—	—	(68)	—	(68)
Share-based compensation	—	—	—	—	1,125	—	1,125
Repurchase of treasury stock	—	—	(1,897,613)	(2,771)	—	—	(2,771)
Net loss	—	—	—	—	—	(10,856)	(10,856)
Balance at June 30, 2024	184,155,114	$18	(10,610,070)	$(14,141)	$406,175	$(124,212)	$267,840

	Six Months Ended June 30, 2023
	Common Stock		Treasury Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	179,826,309	$18	—	$—	$397,810	$25,746	$423,574
Exercise of common stock options and vesting of restricted stock units, net	869,263	—	—	—	(176)	—	(176)
Share-based compensation	—	—	—	—	2,040	—	2,040
Net loss	—	—	—	—	—	(28,831)	(28,831)
Balance at March 31, 2023	180,695,572	$18	—	$—	$399,674	$(3,085)	$396,607
Exercise of common stock options and vesting of restricted stock units, net	456,579	—	—	—	44	—	44
Share-based compensation	—	—	—	—	1,721	—	1,721
Net loss	—	—	—	—	—	(35,227)	(35,227)
Balance at June 30, 2023	181,152,151	$18	—	$—	$401,439	$(38,312)	$363,145
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(26,448)	$(64,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,285	1,132
Amortization and accretion of investments, net	(1,839)	(789)
Noncash lease expense	849	658
Inventory write-down	—	231
Gain on disposal of assets	(1,078)	(1)
Share-based compensation	2,445	3,761
Carrying value adjustment to assets held for sale	5,564	—
Changes in operating assets and liabilities:
Accounts receivable	(333)	332
Inventory	—	(1,049)
Prepaid expenses and other assets	(5,131)	(5,763)
Accounts payable	(3,239)	(713)
Accrued expenses and other liabilities	(4,427)	3,418
Operating lease liabilities	(1,044)	(748)
Net cash used in operating activities	(33,396)	(63,589)

Cash flows from investing activities
Purchase of property and equipment and other	(8,054)	(3,952)
Proceeds from sale of property and equipment	3,470	2
Payments for security deposit, net	—	(45)
Purchase of investments	(32,623)	(99,193)
Proceeds from sale and maturity of investments	83,234	95,646
Net cash provided by (used in) investing activities	46,027	(7,542)

Cash flows from financing activities
Proceeds from exercise of common stock options	50	84
Taxes paid related to net share settlement of equity awards	(365)	(216)
Repurchase of treasury stock	(13,982)	—
Net cash used in financing activities	(14,297)	(132)

Net decrease in cash and cash equivalents and restricted cash	(1,666)	(71,263)
Cash and cash equivalents and restricted cash, beginning of period	21,464	120,133
Cash and cash equivalents and restricted cash, end of period	$19,798	$48,870

Supplemental disclosure of noncash investing and financing activities:
Repurchase of treasury stock included in accrued expenses	$126	$—
Acquisitions of property and equipment included in accounts payable and other	$150	$554
Right-of-use assets obtained in exchange for lease obligations	$—	$2,096
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
Note 2. Disposals
Strategic Plan Wind Down
On November 7, 2023, the Board of the Company approved a strategic plan to wind down its powertrain business and preserve the related intellectual property (the “Plan”). We have not accounted for the impacts of the Plan as a discontinued operation through June 30, 2024 as we have not abandoned or sold the underlying intellectual property. We historically provided limited assurance-type warranties under our powertrain contracts and plan to continue to service such warranties through their remaining term, with the majority ending in 2024.
Total charges and expenses related to the Plan of ($0.6) million and $3.9 million for the three and six months, respectively, ended June 30, 2024, inclusive of recoveries from assets sold and charges to assets held for sale discussed below, are included in exit and termination costs in the condensed consolidated statements of operations. The change in total liabilities associated with the Plan is included within accrued expenses and other current liabilities as presented in Note 8, and accounts payable, and is summarized as follows (in millions):

	March 31, 2024	Charged to Expense	Costs Paid or Settled	June 30, 2024
Employee severance and retention	$0.7	$—	$(0.3)	$0.4
Contract terminations	2.1	—	(1.1)	1.0
Warranty obligations	0.1	—	—	0.1
	$2.9	$—	$(1.4)	$1.5

	December 31, 2023	Charged to Expense	Costs Paid or Settled	March 31, 2024
Employee severance and retention	$1.1	$—	$(0.4)	$0.7
Contract terminations	6.5	(0.7)	(3.7)	2.1
Warranty obligations	0.4	(0.3)	—	0.1
	$8.0	$(1.0)	$(4.1)	$2.9
The above estimates of the cash expenditures and charges that the Company expects to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions and actual amounts may differ materially from estimates. In addition, the Company may incur other cash expenditures or charges not currently contemplated due to unanticipated events.
Assets Held for Sale
Through the quarter ended June 30, 2024 certain assets of our powertrain business including Class 8 semi-trucks and capital equipment were being actively marketed for sale, and we were actively locating buyers, at a price that was reasonable in relation to their current fair value and the assets were available for immediate sale in their present condition. Further, we estimated that the sale of the disposal groups were expected to be completed within one year and it was unlikely that significant changes to the plan of sale would be made. We review assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to their estimated fair values less costs to sell.
We had assets held for sale of $3.6 million consisting of property and equipment in connection with the Plan at their fair value less costs to sell at June 30, 2024. We used fair value hierarchy Level III inputs including comparable assets, adjusted for condition, and recorded charges of $0.0 million and $5.6 million included in exit and termination costs in the condensed consolidated statements of operations in the three and six months, respectively, ended June 30, 2024. The estimates of fair value less costs to sell are subject to a number of assumptions and actual amounts may differ materially from estimates.
We recorded benefits for recoveries related to asset sales of $0.6 million and $1.2 million included in exit and termination costs in the condensed consolidated statements of operations in the three and six months, respectively, ended June 30, 2024

Note 3. Summary of Significant Accounting Policies
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
These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is an early-stage growth company and has generated negative cash flows from operating activities since inception. At June 30, 2024, the Company had total equity of $267.8 million, inclusive of cash and cash equivalents of $19.1 million and total investments of $229.6 million. Based on this, the Company has sufficient funds to continue to execute its business strategy for the next twelve months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q.
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
The Company has provided its corporate headquarters lessor with a letter of credit for $0.7 million to secure the performance of the Company’s lease obligations, backed by a restricted cash deposit to pay any draws on the letter of credit by the lessor. Total cash and cash equivalents and restricted cash as presented in the condensed consolidated statements of cash flows is summarized as follows:

	June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
Cash and cash equivalents	$19,133	$12,881	$48,205	$119,468
Restricted cash included in prepaid expenses and other current assets	—	7,918	—	—
Restricted cash included in other assets	665	665	665	665
	$19,798	$21,464	$48,870	$120,133
Accounts Receivable
Accounts receivable are stated at a gross invoice amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained at a level considered adequate to provide for potential account losses on the balance based on the Company’s evaluation of the anticipated impact of current economic conditions, changes in the character and size of the balance, past and expected future loss experience and other pertinent factors. At June 30, 2024 and December 31, 2023, there were no accounts receivable due from customers or allowances for doubtful accounts.
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
Inventories
Through June 30, 2024, we have not yet commercialized the KARNO generator. Costs incurred for components acquired prior to our determination of reaching a commercial stage are expensed as research and development costs, resulting in zero cost basis for those components. As a result, moving-average prices for inventory that is capitalized in future periods may be significantly affected by those zero cost items.
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

Note 4. Investments
The amortized cost, unrealized gains and losses, fair value and maturities of our held-to-maturity investments at June 30, 2024 and December 31, 2023 are summarized as follows:

		Fair Value Measurements at June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$13,365	$—	$(9)	$13,356
U.S. government agency bonds	27,642	6	(104)	27,544
State and municipal bonds	13,346	—	(66)	13,280
Corporate bonds and notes	175,214	79	(572)	174,721
	$229,567	$85	$(751)	$228,901

		Fair Value Measurements at December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$35,218	$18	$(10)	$35,226
U.S. government agency bonds	27,602	56	(186)	27,472
State and municipal bonds	15,262	1	(48)	15,215
Corporate bonds and notes	200,401	515	(255)	200,661
	$278,483	$590	$(499)	$278,574

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$136,091	$135,722	$150,297	$149,934
Due after one year through five years	93,476	93,179	128,186	128,640
	$229,567	$228,901	$278,483	$278,574
Note 5. Fair Value Measurements
The fair value measurements of our financial assets at June 30, 2024 and December 31, 2023 are summarized as follows:

	Fair Value Measurements at June 30, 2024
	Level I	Level II	Level III	Total
Cash and cash equivalents	$19,133	$—	$—	$19,133
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	13,356	—	13,356
U.S. government agency bonds	—	27,544	—	27,544
State and municipal bonds	—	13,280	—	13,280
Corporate bonds and notes	—	174,721	—	174,721
	$19,798	$228,901	$—	$248,699

	Fair Value Measurements at December 31, 2023
	Level I	Level II	Level III	Total
Cash and cash equivalents	$12,881	$—	$—	$12,881
Restricted cash	8,583	—	—	8,583
Held-to-maturity investments:
Commercial paper	—	35,226	—	35,226
U.S. government agency bonds	—	27,472	—	27,472
State and municipal bonds	—	15,215	—	15,215
Corporate bonds and notes	—	200,661	—	200,661
	$21,464	$278,574	$—	$300,038
Note 6. Property and Equipment, Net
Property and equipment, net at June 30, 2024 and December 31, 2023 is summarized as follows:

	June 30, 2024	December 31, 2023
Production machinery and equipment	$17,060	$10,376
Vehicles	1,040	2,013
Leasehold improvements	3,404	2,236
Office furniture and fixtures	238	223
Computers and related equipment	2,082	1,963
	23,824	16,811
Less: accumulated depreciation	(8,043)	(6,824)
Total property and equipment, net	$15,781	$9,987
Note 7. Share-Based Compensation
During the six months ended June 30, 2024 and 2023, the Company granted 5.9 million and 2.5 million, respectively, restricted stock units which will vest over a period of one to three years. During the six months ended June 30, 2024 and 2023, 1.1 million and 0.6 million, respectively, of restricted stock units and options were forfeited. Share-based compensation expense for the three and six months ended June 30, 2024 was $1.1 million and $2.4 million, respectively. Share-based compensation expense for the three and six months ended June 30, 2023 was $1.7 million and $3.8 million, respectively.
In May 2024, stockholders of the Company approved the Hyliion Holdings Corp. 2024 Equity Incentive Plan which allows issuance of up to 8,000,000 shares, subject to certain adjustments.
Of the restricted stock units granted in the first quarter of 2024, 2.7 million units may vest between February 13, 2025 and December 31, 2026 contingent upon achieving underlying closing stock price thresholds. These awards were valued at $0.83 per unit using fair value hierarchy Level III inputs including an underlying share volatility of 90% and a risk-free rate of 4.35%. There were no market-conditioned awards granted after the first quarter of 2024.
Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities at June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024	December 31, 2023
Accrued professional services and other	$1,332	$2,606
Accrued compensation and related benefits	2,364	1,510
Other accrued liabilities	312	1,922
Accrued severance, contract termination, and other charges	1,477	4,013
	$5,485	$10,051

Note 9. Commitments and Contingencies
Economic Incentive Agreement
During the quarter ended March 31, 2024, in connection with our operations in Cedar Park, Texas, the Company entered into an agreement with the Cedar Park Economic Development Corporation (“EDC”) that superseded prior agreements, whereby the Company would receive cash grants up to $1.1 million from the EDC at various measurement dates during the term of the agreement contingent upon the Company fulfilling and maintaining certain occupancy, investment, and employment requirements. The requirements must be met on or before specific measurement dates and maintained throughout the term of the agreement, which expires effective December 31, 2029. The Company has received payments to date of $0.4 million which remain refundable and subject to these performance requirements and are included within other liabilities as of June 30, 2024. Under the agreement, the EDC has the right to file a security interest to all assets of the Company.
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
Note 10. Net Loss Per Share
The computation of basic and diluted net loss per share for the three and six months ended June 30, 2024 and 2023 is summarized as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(10,856)	$(35,227)	$(26,448)	$(64,058)

Denominator:
Weighted average shares outstanding, basic and diluted	173,829,107	180,966,908	176,156,001	180,544,821

Net loss per share, basic and diluted	$(0.06)	$(0.19)	$(0.15)	$(0.35)
Potential common shares excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the three and six months ended June 30, 2024 and 2023 are summarized as follows:

	Three and Six Months Ended June 30,
	2024	2023
Unexercised stock options	271,996	2,053,599
Unvested restricted stock units*	6,450,052	4,063,027
	6,722,048	6,116,626
* Potential common shares from unvested restricted stock units for the periods ended June 30, 2024 and 2023 include no and 649,584 shares, respectively, where no accounting grant date had been established.

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
Overview
Hyliion is committed to creating innovative solutions that enable clean, flexible and modular electricity production while contributing positively to the environment in the energy economy. The KARNO generator is a fuel-agnostic power generation solution, enabled by additive manufacturing, that leverages a linear heat engine to generate electricity with significant improvements in efficiency, emissions and cost compared to conventional generators. The Company’s primary focus is to provide distributed power generators that operate on various fuel sources to adapt to an ever-changing energy economy. Hyliion is initially targeting the commercial sector with a locally-deployable generator designed to meet a wide range of power generation needs. This versatile generator can operate on both conventional fuels and waste fuels such as landfill and flare gas. In the future, the Company plans to scale up its generator solution to address larger utility-scale power needs and to develop variants for household use and mobile applications such as vehicles and marine vessels. Additionally, the generator technology is well-suited to provide combined heat and power (“CHP”) in various stationary applications.
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
We are currently working with potential customers for initial generator deployments in late 2024. These deployments will test and validate KARNO generator product attributes including efficiency, emissions, maintenance requirements, durability, control systems and other parameters. We expect to receive compensation for these initial deployments as we believe the generator will provide tangible benefits to customers. We also expect that early deployments will demonstrate the effectiveness of the KARNO generator in a wide range of electrical generating applications. Target markets include:
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
•Vehicle Charging: The rapid growth of consumer electric vehicles is increasingly straining grid capacity and reliability, both domestically and internationally. The introduction of commercial EVs, such as buses, delivery vans and large trucks is expected to intensify this challenge in the future given their substantial power requirements during charging. Many commercial operators cite the lack of electrical capacity access as the primary obstacle to expanding their electric vehicle fleets. Here, we believe the KARNO generator offers a unique solution for vehicle charging. Its flexibility in fuel sources, including the ability to use hydrogen, along with its superior environmental performance and low emissions and noise levels offer advantages over internal combustion generators. A KARNO generator can also modulate power with minimal efficiency loss by activating or deactivating individual generators and by regulating the heat input to each generator. Finally, KARNO’s high power density allows it to be deployed as a localized power source for vehicle charging without displacing a large amount of parking space.
•Waste Gas Power Generation: Natural gas sourced from waste sites like landfills, water treatment plants and dairy farms is a growing market as producers seek to capture sources of methane emissions that would otherwise be released into the atmosphere or flared. Also known as renewable natural gas (“RNG”), most sources are typically treated to remove impurities such as carbon dioxide, hydrogen sulfide and moisture before the gas can be utilized or injected into natural gas pipelines. We believe the KARNO generator can compete effectively as a power generator fueled by waste gases.
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
•Peak Shaving: “Peaking charges” also referred to as “demand charges” are fees imposed by utilities on customers based on their highest recorded electricity usage during a billing cycle, often measured over a short interval, such as 15 minutes. These charges serve to recuperate the expenses associated with maintaining grid capacity during periods of peak demand. For customers with substantial peak demand, such as large industrial facilities and data centers, peaking charges can significantly inflate their electric bills. Additionally, time-based electricity rates are now common to reduce demand on the grid during peak times. Peak rates can be two to three times higher than base rates, increasing electricity charges even further for consumers. In this context, distributed generation sources like the KARNO generator can help to mitigate the financial impact of peaking charges and rates by supplementing grid power during peak consumption periods.
•Backup Power: The market for local backup power generators is well established but also poised for growth due to reduced reliability of the power grid, a greater share of intermittent renewable sources of electricity, the frequency and severity of extreme weather events and the need for continuous power supply in critical applications. Generator emissions are a growing concern in the backup power market due to increased focus on the health impacts of harmful compounds such as nitrogen oxides (“NOx”), carbon monoxide (“CO”), and volatile organic compounds (“VOCs”). To address these concerns, emissions control technologies are often incorporated for conventional generators and alternative sources of fuel like natural gas are replacing diesel, which is also a source of particulate matter emissions if exhaust gases are untreated. The backup power market is another opportunity for the KARNO generator which is particularly attractive for its low level of emissions and low noise level while in operation. The KARNO generator is expected to reduce CO and NOx emissions by over 95% compared to diesel generators, and potentially without the need for exhaust aftertreatment. We therefore believe that KARNO presents an opportunity to provide solutions for end users that desire a lower emissions profile and in the event emissions regulations are further tightened.
•Mobility: We also plan to develop variants for mobile applications such as vehicles including rail (locomotives) and marine vessels. Longer-term, we also believe KARNO can be a viable solution for on-highway applications.
Following initial deployments in late 2024, we expect to ramp up commercialization of the KARNO generator including expansion of production capacity and establishment of sales and distribution channels, potentially including market collaborations and extending our reach outside of the U.S. In the future we intend to develop KARNO generators of different sizes and configurations to capitalize on KARNO’s unique advantages and extend these advantages across a broader range of market opportunities.
KARNO Generator System
The KARNO generator emerged out of GE’s long-running research and development investments in aerospace and metal additive manufacturing across multiple industries and in areas such as generator thermal and performance design. We initially envisioned utilizing the KARNO generator as new range-extending power source for the Hypertruck powertrain system, given its ability to operate on a wide range of fuel sources, including natural gas and hydrogen. After the previously announced wind down of our powertrain operations, we shifted our focus exclusively to the development and commercialization of the KARNO generator. We believe that the unique capabilities of the KARNO generator will make it competitive in the stationary power market, competing favorably against conventional electrical generating systems and opening up potential new markets to enhance grid power availability and reliability. The KARNO generator technology, including the technology that was acquired from GE and the technology developed by Hyliion subsequent to the acquisition, is protected by numerous patents and trademarks which we believe provide Hyliion extensive and lasting protection for its intellectual property.
KARNO Generator Development
Our ongoing efforts with the KARNO generator encompass activities such as its design, development and rigorous testing, along with the development of essential balance-of-plant systems including cooling and controls systems. Notably, we have reached a significant milestone by constructing the 125 kW ALPHA generator which we are currently testing in our development facility. Simultaneously, we are in the final stages of designing and assembling a 200 kW BETA generator, which is expected to serve as our design for initial commercial deployments. We have also showcased KARNO integrated as an on-board generator for our Hypertruck ERX powertrain system and with potential stationary power customers. Moreover, we successfully demonstrated the generator’s capability to feed power back to the electric grid from our Cincinnati, Ohio facility and confirmed through testing the capability of the generator’s oxidation system to be fueled using untreated natural gas from a Permian Basin well site.
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
We expect to achieve efficiencies over time, leading to a reduction in the manufacturing and assembly costs associated with the KARNO generator. These efficiencies will stem in part from advancements in the speed and capacity of additive manufacturing machines offered by GE and other vendors. The pace of advancements in additive technology are expected to improve over time, with the output of machines we intend to acquire over the next three to four years projected to increase compared to machines available today. Additionally, we are actively pursuing design modifications that will enable specific components to be produced through conventional manufacturing processes. Moreover, for less critical components, we are exploring utilization of lower-cost and lightweight materials like aluminum. Lastly, we anticipate that economies of scale will reduce system component costs.
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
We anticipate that the KARNO generator will achieve an electrical generating efficiency of nearly 50%, calculated by considering the usable output power in relation to the energy from the fuel source. High efficiency is expected to remain relatively consistent across a wide range of output power levels, spanning from tens of kilowatts to multiple megawatts. In contrast, internal combustion diesel generators typically operate within an efficiency range of 25% to 40% over a similar power spectrum, while the U.S. electrical power grid is estimated to operate at an efficiency between 33% and 40%. Notably, best-in-class grid-level gas turbine powerplants can obtain efficiencies ranging between 45% to 55%. However, they incur transmission and distribution losses between 5% and 10% which the KARNO generator can circumvent by being strategically located near the point of power consumption.
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
The KARNO generator, functioning as a heat engine, derives advantages from its expected capability to operate across a diverse spectrum of over 20 available fuel sources and fuel mixtures. These include natural gas, propane, gasoline, jet fuel, and alternative fuels like bio-diesel, hydrogen and ammonia. Moreover, the generator can seamlessly transition between these fuels or fuel blends, requiring few or no physical modifications to its flameless oxidation system. This versatility enables a single generator to adapt to different use cases. For example, the generator may operate on natural gas for prime power generation when a pipeline connection is available and on waste gas near a landfill or dairy farm. Furthermore, as hydrogen becomes more widely available, the KARNO generator will be able to adapt to this cleaner fuel. As the energy landscape evolves, the KARNO generator’s fuel-agnostic nature positions it as a flexible solution to electricity generation needs.
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
•Higher Power Density: The unique architecture and features of the KARNO generator that are enabled by advances in additive manufacturing, enable the generator to achieve a high level of power density. For example, a 200 kW generator occupies less than a cubic meter of volume, excluding balance-of-plant systems.
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
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including but not limited to economic uncertainties, supply chain disruptions, inflation and high interest rates as well as those discussed below and referenced in Part II, Item 1A “Risk Factors”.
Commercialization of KARNO Generator
Our focus in the first half of 2024 was on continuing development and testing of our fuel-agnostic KARNO stationary generator and planning for the deployment of initial revenue-generating units with customers in late 2024. We anticipate that a substantial portion of our capital resources and efforts in the near future will be focused these activities. The amount and timing of our future funding requirements, if any, will depend on many factors, including but not limited to the pace of completing initial KARNO generator design, testing and validation, the pace at which we introduce initial generator units to the market, our strategies for manufacturing KARNO generator components (whether in-house or through outsourcing to third parties), the range of product offerings we plan to bring to market and external market factors beyond our control.

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

Results of Operations
Comparison of Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023
Our results of operations for the three months ended June 30, 2024 (the “current quarter”) and 2023 on a consolidated basis are summarized as follows (in thousands, except share and per share data):

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues
Product sales and other	$—	$266	$(266)	(100.0)%
Total revenues	—	266	(266)	(100.0)%
Cost of revenues
Product sales and other	—	307	(307)	(100.0)%
Total cost of revenues	—	307	(307)	(100.0)%
Gross loss	—	(41)	41	(100.0)%
Operating expenses
Research and development	8,311	27,439	(19,128)	(69.7)%
Selling, general and administrative expenses	6,262	11,098	(4,836)	(43.6)%
Exit and termination costs	(556)	—	(556)	N/A
Total operating expenses	14,017	38,537	(24,520)	(63.6)%
Loss from operations	(14,017)	(38,578)	24,561	(63.7)%
Interest income	3,129	3,349	(220)	(6.6)%
Loss on disposal of assets	—	(1)	1	(100.0)%
Other income, net	32	3	29	966.7%
Net loss	$(10,856)	$(35,227)	$24,371	(69.2)%

Net loss per share, basic and diluted	$(0.06)	$(0.19)	$0.13	(68.4)%

Weighted-average shares outstanding, basic and diluted	173,829,107	180,966,908	(7,138)	(3.9)%
Revenue and Cost of Revenues
Revenue associated with our Hybrid products decreased $0.3 million and associated cost of revenues decreased $0.3 million. As a result of our strategic review and decision to wind down our powertrain business, we do not anticipate further revenue or cost of revenues until we begin commercialization of our KARNO generator.
Research and Development
Research and development expenses decreased $19.1 million due to:
•A decrease of $23.7 million for the design and testing of our Hypertruck ERX system; offset by
•An increase of $4.6 million for the design and testing of our KARNO stationary generator.
Selling, General and Administrative
Selling, general, and administrative expenses decreased $4.8 million primarily due to wind down of our powertrain business:
•A decrease of $2.8 million in personnel and benefits;
•A decrease of $0.8 million in marketing;
•A decrease of $0.6 million in professional services; and
•A decrease of $0.3 million in insurance.
Exit and Termination Costs
Exit and termination benefit was $0.6 million as a result of the adoption of the Plan and items discussed in Note 2 of the notes to the consolidated financial statements, including recoveries from assets sold.

Comparison of Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023
The following table summarizes our results of operations on a consolidated basis for the six months ended June 30, 2024 (the “current six months”) and 2023 (in thousands, except share and per share data):

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Revenues
Product sales and other	$—	$576	$(576)	(100.0)%
Total revenues	—	576	(576)	(100.0)%
Cost of revenues
Product sales and other	—	998	(998)	(100.0)%
Total cost of revenues	—	998	(998)	(100.0)%
Gross loss	—	(422)	422	(100.0)%
Operating expenses
Research and development	16,279	48,357	(32,078)	(66.3)%
Selling, general and administrative expenses	12,854	22,079	(9,225)	(41.8)%
Exit and termination costs	3,875	—	3,875	N/A
Total operating expenses	33,008	70,436	(37,428)	(53.1)%
Loss from operations	(33,008)	(70,858)	37,850	(53.4)%
Interest income	6,525	6,811	(286)	(4.2)%
Gain on disposal of assets	3	1	2	200.0%
Other income (expense), net	32	(12)	44	N/A
Net loss	$(26,448)	$(64,058)	$37,610	(58.7)%

Net loss per share, basic and diluted	$(0.15)	$(0.35)	$0.20	(57.1)%

Weighted-average shares outstanding, basic and diluted	176,156,001	180,544,821	(4,389)	(2.4)%
Revenue and Cost of Revenues
Revenue associated with our Hybrid products decreased $0.6 million and associated cost of revenues decreased $1.0 million. As a result of our strategic review and decision to wind down our powertrain business, we do not anticipate further revenue or cost of revenues until we begin commercialization of our KARNO generator.
Research and Development
Research and development expenses decreased $32.1 million due to:
•A decrease of $41.2 million for the design and testing of our Hypertruck ERX system; offset by
•An increase of 9.1 million for the design and testing of our KARNO stationary generator.
Selling, General and Administrative
Selling, general, and administrative expenses decreased $9.2 million primarily due to wind down of our powertrain business:
•A decrease of $5.9 million in personnel and benefits;
•A decrease of $1.7 million in professional services;
•A decrease of $0.8 million in marketing; and
•A decrease of $0.3 million in insurance.
Exit and Termination Costs
Exit and termination costs increased by $3.9 million as a result of the adoption of the Plan and items discussed in Note 2 of the notes to the consolidated financial statements, including recoveries from assets sold.

Liquidity and Capital Resources
At June 30, 2024, our current assets were $164.6 million, consisting primarily of cash and cash equivalents of $19.1 million, short-term investments of $136.1 million and prepaid expenses of $5.4 million. Our current liabilities were $7.5 million primarily comprised of accounts payable, accrued expenses and operating lease liabilities. We also had $93.5 million of investments in longer-term liquid securities which we maintain to generate higher income on capital that we do not expect to spend in the next 12 months.
We believe the credit quality and liquidity of our investment portfolio at June 30, 2024 is strong and will provide sufficient liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply and demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity whereby no investment security may have a final maturity of more than 36 months from the date of acquisition or a weighted average maturity exceeding 18 months. Eligible investments under the Company’s investment policy bearing a minimum credit rating of A1, A-1, F1 or higher for short-term investments and A2, A, or higher for longer-term investments include money market funds, commercial paper, certificates of deposit and municipal securities. Additionally, all of our debt securities are classified as held-to-maturity as we have the intent and ability to hold these investment securities to maturity, which minimizes any realized losses that we would recognize prior to maturity. However, even with this approach we may incur investment losses as a result of unusual or unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.
Based on our past performance, we believe our current and long-term assets will be sufficient to continue and execute on our business strategy and meet our capital requirements for the next twelve months. We do not expect to need to raise additional equity capital for the foreseeable future. Our primary short-term cash needs are costs associated with KARNO generator development and building of our initial deployment units. Longer term, our capital needs will be determined by our go-to-market strategy, which may include development of our own KARNO generator manufacturing capacity or outsourcing this work to third parties or business partners. In December 2023, we announced an authorized share repurchase program to repurchase up to $20 million of our outstanding common stock. We repurchased $14.0 million in common stock during the six months ended June 30, 2024 but have currently paused any additional repurchases under this program. Based on current projections of operating expenses, capital spending, working capital growth and historical share repurchases, we expect to have between $220 and $230 million in cash, short-term and long-term investments remaining on our balance sheet at the end of 2024.
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

Cash Flows
Net cash, cash equivalents and restricted cash provided by or used in operating activities, investing activities and financing activities for the six months ended June 30, 2024 and 2023 is summarized as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash from operating activities	$(33,396)	$(63,589)
Cash from investing activities	46,027	(7,542)
Cash from financing activities	(14,297)	(132)
	$(1,666)	$(71,263)
Cash from Operating Activities
For the six months ended June 30, 2024, cash flows used in operating activities were $33.4 million. Cash used primarily related to a net loss of $26.4 million, adjusted for a $14.2 million change in working capital accounts and $7.2 million in non-cash expenses (including $7.7 million related to accounts payable, accrued expenses and other liabilities and $5.1 million related to prepaid expenses and other current assets, partially offset by $5.6 million in assets held for sale carrying value adjustments and $2.4 million related to share-based compensation).
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
Cash from Investing Activities
For the six months ended June 30, 2024, cash flows provided by investing activities were $46.0 million. Cash provided related to the sale or maturity of investments of $83.2 million and the proceeds from sale of assets of $3.5 million, partially offset by the purchase of investments of $32.6 million and acquired property and equipment of $8.1 million.
For the six months ended June 30, 2023, cash flows used in investing activities were $7.5 million. Cash used related to the purchase of investments of $99.2 million and acquired property and equipment of $4.0 million, partially offset by the sale or maturity of investments of $95.6 million.
Cash from Financing Activities
For the six months ended June 30, 2024, cash flows used in financing activities were $14.3 million, primarily due to treasury stock repurchases.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our Principal Executive Officer and Principal Financial Officer) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Principal Executive Officer and Principal Financial Officer have concluded that, at June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
The following table provides information regarding repurchases of our Common Stock during the quarter ended June 30, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 - 30, 2024	1,743,953	$1.42	10,456,410	$6,388,801
May 1 - 31, 2024	153,660	$1.59	10,610,070	$6,144,349
June 1 - 30, 2024	—	$—	10,610,070	$6,144,349
Total	1,897,613		10,610,070
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

10.1*	Hyliion Holdings Corp. 2024 Equity Incentive Plan
10.2*	Form of RSU Award Agreement under the Hyliion Holdings Corp. 2024 Equity Incentive Plan
10.3*	Form of Performance Based RSU Award Agreement under the Hyliion Holdings Corp. 2024 Equity Incentive Plan
10.4*	Form of Director RSU Award Agreement under the Hyliion Holdings Corp. 2024 Equity Incentive Plan
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2024	HYLIION HOLDINGS CORP.

/s/ Thomas Healy
	Name:	Thomas Healy
	Title:	Chief Executive Officer (Principal Executive Officer)

/s/ Jon Panzer
	Name:	Jon Panzer
	Title:	Chief Financial Officer (Principal Financial Officer)