Form 10-Q
period 2024-09-30
Hyliion Holdings Corp.
filed 2024-11-14
CIK 1759631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	HYLN	NYSE American LLC
As of November 7, 2024, 173,734,435 shares of common stock, par value $0.0001 per share, were issued and outstanding.

HYLIION HOLDINGS CORP.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HYLIION HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$28,065	$12,881
Accounts receivable	1,257	40
Prepaid expenses and other current assets	5,678	18,483
Short-term investments	122,897	150,297
Assets held for sale	3,463	—
Total current assets	161,360	181,701

Property and equipment, net	17,428	9,987
Operating lease right-of-use assets	5,779	7,070
Other assets	1,173	1,439
Long-term investments	86,545	128,186
Total assets	$272,285	$328,383

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,654	$4,224
Current portion of operating lease liabilities	1,531	847
Accrued expenses and other current liabilities	5,975	10,051
Total current liabilities	9,160	15,122

Operating lease liabilities, net of current portion	4,997	6,792
Other liabilities	400	203
Total liabilities	14,557	22,117

Commitments and contingencies (Note 9)

Stockholders’ equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 184,335,183 and 183,071,317 shares issued at September 30, 2024 and December 31, 2023, respectively; 173,725,113 and 183,034,255 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	18	18
Additional paid-in capital	407,259	404,045
Treasury stock, at cost; 10,610,070 and 37,062 shares as of September 30, 2024 and December 31, 2023, respectively	(14,135)	(33)
Accumulated deficit	(135,414)	(97,764)
Total stockholders’ equity	257,728	306,266
Total liabilities and stockholders’ equity	$272,285	$328,383
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Product sales and other	$—	$96	$—	$672
Total revenues	—	96	—	672
Cost of revenues
Product sales and other	—	677	—	1,675
Total cost of revenues	—	677	—	1,675
Gross loss	—	(581)	—	(1,003)
Operating expenses
Research and development	9,462	25,115	25,741	73,472
Selling, general and administrative	5,648	8,186	18,502	30,265
Exit and termination costs	(929)	—	2,946	—
Total operating expenses	14,181	33,301	47,189	103,737
Loss from operations	(14,181)	(33,882)	(47,189)	(104,740)
Interest income	2,979	3,534	9,504	10,345
Gain on disposal of assets	—	—	3	1
Other income, net	—	26	32	14
Net loss	$(11,202)	$(30,322)	$(37,650)	$(94,380)

Net loss per share, basic and diluted	$(0.06)	$(0.17)	$(0.21)	$(0.52)

Weighted-average shares outstanding, basic and diluted	173,612,768	181,641,060	175,302,069	180,914,250
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share data)

	Nine Months Ended September 30, 2024
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	183,071,317	$18	(37,062)	$(33)	$404,045	$(97,764)	$306,266
Exercise of common stock options and vesting of restricted stock units, net	945,378	—	—	—	(247)	—	(247)
Share-based compensation	—	—	—	—	1,320	—	1,320
Repurchase of treasury stock	—	—	(8,675,395)	(11,337)	—	—	(11,337)
Net loss	—	—	—	—	—	(15,592)	(15,592)
Balance at March 31, 2024	184,016,695	$18	(8,712,457)	$(11,370)	$405,118	$(113,356)	$280,410
Exercise of common stock options and vesting of restricted stock units, net	138,419	—	—	—	(68)	—	(68)
Share-based compensation	—	—	—	—	1,125	—	1,125
Repurchase of treasury stock	—	—	(1,897,613)	(2,771)	—	—	(2,771)
Net loss	—	—	—	—	—	(10,856)	(10,856)
Balance at June 30, 2024	184,155,114	$18	(10,610,070)	$(14,141)	$406,175	$(124,212)	$267,840
Exercise of common stock options and vesting of restricted stock units, net	180,069	—	—	—	(12)	—	(12)
Share-based compensation	—	—	—	—	1,096	—	1,096
Repurchase of treasury stock	—	—	—	6	—	—	6
Net loss	—	—	—	—	—	(11,202)	(11,202)
Balance at September 30, 2024	184,335,183	$18	(10,610,070)	$(14,135)	$407,259	$(135,414)	$257,728

	Nine Months Ended September 30, 2023
	Common Stock		Treasury Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	179,826,309	$18	—	$—	$397,810	$25,746	$423,574
Exercise of common stock options and vesting of restricted stock units, net	869,263	—	—	—	(176)	—	(176)
Share-based compensation	—	—	—	—	2,040	—	2,040
Net loss	—	—	—	—	—	(28,831)	(28,831)
Balance at March 31, 2023	180,695,572	$18	—	$—	$399,674	$(3,085)	$396,607
Exercise of common stock options and vesting of restricted stock units, net	456,579	—	—	—	44	—	44
Share-based compensation	—	—	—	—	1,721	—	1,721
Net loss	—	—	—	—	—	(35,227)	(35,227)
Balance at June 30, 2023	181,152,151	$18	—	$—	$401,439	$(38,312)	$363,145
Exercise of common stock options and vesting of restricted stock units, net	1,564,294	—	—	—	130	—	130
Share-based compensation	—	—	—	—	1,409	—	1,409
Net loss	—	—	—	—	—	(30,322)	(30,322)
Balance at September 30, 2023	182,716,445	$18	—	$—	$402,978	$(68,634)	$334,362
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(37,650)	$(94,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,140	1,796
Amortization and accretion of investments, net	(2,489)	(1,821)
Noncash lease expense	1,291	1,072
Inventory write-down	—	992
Gain on disposal of assets, including assets held for sale	(2,109)	(1)
Share-based compensation	3,541	5,170
Carrying value adjustment to assets held for sale	5,564	—
Changes in operating assets and liabilities:
Accounts receivable	(580)	996
Inventory	—	(1,057)
Prepaid expenses and other assets	(5,215)	(1,200)
Accounts payable	(2,655)	555
Accrued expenses and other liabilities	(4,018)	(3,295)
Operating lease liabilities	(1,111)	(1,254)
Net cash used in operating activities	(43,291)	(92,427)

Cash flows from investing activities
Purchase of property and equipment	(10,548)	(6,755)
Proceeds from sale of property and equipment	4,110	2
Payments for security deposit, net	—	(45)
Purchase of investments	(55,383)	(170,197)
Proceeds from sale and maturity of investments	126,686	178,556
Net cash provided by investing activities	64,865	1,561

Cash flows from financing activities
Proceeds from exercise of common stock options	67	230
Taxes paid related to net share settlement of equity awards	(393)	(232)
Repurchase of treasury stock	(13,982)	—
Net cash used in financing activities	(14,308)	(2)

Net increase (decrease) in cash and cash equivalents and restricted cash	7,266	(90,868)
Cash and cash equivalents and restricted cash, beginning of period	21,464	120,133
Cash and cash equivalents and restricted cash, end of period	$28,730	$29,265

Supplemental disclosure of noncash investing and financing activities:
Repurchase of treasury stock included in accrued expenses	$120	$—
Acquisitions of property and equipment included in accounts payable and other	$227	$512
Right-of-use assets obtained in exchange for lease obligations	$—	$2,096
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except as separately indicated)

Note 1. Overview
Hyliion Holdings Corp. is a Delaware corporation headquartered in Cedar Park, Texas, with research and development facilities near Cincinnati, Ohio, that designs and develops power generators for stationary and mobile applications and provides research and development services. References to the “Company,” “Hyliion,” “we,” or “us” in this report refer to Hyliion Holdings Corp. and its wholly owned subsidiary, unless expressly indicated or the context otherwise requires.
Note 2. Disposals
Strategic Plan Wind Down
On November 7, 2023, the Board of the Company approved a strategic plan to wind down its powertrain business and preserve the related intellectual property (the “Plan”). We have not accounted for the impacts of the Plan as a discontinued operation through September 30, 2024 as we have not abandoned or sold the underlying intellectual property. We historically provided limited assurance-type warranties under our powertrain contracts and plan to continue to service such warranties through their remaining term, with the majority ending in 2024.
Total charges and expenses (income) related to the Plan of ($0.9) million and $2.9 million for the three and nine months, respectively, ended September 30, 2024, inclusive of recoveries from assets sold and charges to assets held for sale discussed below, are included in exit and termination costs in the condensed consolidated statements of operations. The change in total liabilities associated with the Plan is included within accrued expenses and other current liabilities as presented in Note 8, and accounts payable, and is summarized as follows (in millions):

	June 30, 2024	Charged to Expense	Costs Paid or Settled	September 30, 2024
Employee severance and retention	$0.4	$—	$(0.1)	$0.3
Contract terminations	1.0	—	(0.2)	0.8
Warranty obligations	0.1	—	—	0.1
	$1.5	$—	$(0.3)	$1.2

	March 31, 2024	Charged to Expense	Costs Paid or Settled	June 30, 2024
Employee severance and retention	$0.7	$—	$(0.3)	$0.4
Contract terminations	2.1	—	(1.1)	1.0
Warranty obligations	0.1	—	—	0.1
	$2.9	$—	$(1.4)	$1.5

	December 31, 2023	Charged to Expense	Costs Paid or Settled	March 31, 2024
Employee severance and retention	$1.1	$—	$(0.4)	$0.7
Contract terminations	6.5	(0.7)	(3.7)	2.1
Warranty obligations	0.4	(0.3)	—	0.1
	$8.0	$(1.0)	$(4.1)	$2.9
The above estimates of the cash expenditures and charges that the Company expects to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions and actual amounts may differ materially from estimates. In addition, the Company may incur other cash expenditures or charges not currently contemplated due to unanticipated events.
Assets Held for Sale
Through the quarter ended September 30, 2024, certain assets of our powertrain business, including Class 8 semi-trucks and capital equipment, were being actively marketed for sale, and we were actively locating buyers for these assets at prices that were reasonable in relation to their current fair value and the assets were available for immediate sale in their present condition. At the time of initial classification as held for sale, we estimated that the sale of these assets was expected to be completed within one year and it was unlikely that significant changes to the plan of sale would be made. We review assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to their estimated fair values less costs to sell.

HYLIION HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except as separately indicated)

We had assets held for sale of $3.5 million consisting of property and equipment in connection with the Plan at their fair value less costs to sell at September 30, 2024. We used fair value hierarchy Level III inputs including comparable assets, adjusted for condition, and recorded charges of $0.0 million and $5.6 million included in exit and termination costs in the condensed consolidated statements of operations in the three and nine months, respectively, ended September 30, 2024. The estimates of fair value less costs to sell are subject to a number of assumptions and actual amounts may differ materially from estimates.
We recorded net benefits for recoveries related to asset sales of $0.9 million and $2.1 million included in exit and termination costs in the condensed consolidated statements of operations in the three and nine months, respectively, ended September 30, 2024 and included in gain on disposal of assets in the condensed consolidated statements of cash flows for the nine months ended September 30, 2024.
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
These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is an early-stage growth company and has generated negative cash flows from operating activities since inception. At September 30, 2024, the Company had total equity of $257.7 million, inclusive of cash and cash equivalents of $28.1 million and total investments of $209.4 million. Based on this, the Company has sufficient funds to continue to execute its business strategy for the next twelve months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of expenses during the reporting period. The Company’s most significant estimates and judgments involve assets held for sale, income taxes and valuation of share-based compensation. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s condensed consolidated financial statements.
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
The Company has provided its corporate headquarters lessor with a letter of credit for $0.7 million to secure the performance of the Company’s lease obligations, backed by a restricted cash deposit to pay any draws on the letter of credit by the lessor. Total cash and cash equivalents and restricted cash as presented in the condensed consolidated statements of cash flows is summarized as follows:

	September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
Cash and cash equivalents	$28,065	$12,881	$28,600	$119,468
Restricted cash included in prepaid expenses and other current assets	—	7,918	—	—
Restricted cash included in other assets	665	665	665	665
	$28,730	$21,464	$29,265	$120,133
Accounts Receivable
Accounts receivable are stated at a gross invoice amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained at a level considered adequate to provide for potential account losses on the balance based on the Company’s evaluation of the anticipated impact of current economic conditions, changes in the character and size of the balance, past and expected future loss experience and other pertinent factors. At September 30, 2024 and December 31, 2023, there were no accounts receivable due from customers or allowances for doubtful accounts. Accounts receivable consisted of amounts due from performance of government contracts for which the Company was a prime and subcontractor and for sales of equipment associated with the wind down of the powertrain business.
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
Inventories
Through September 30, 2024, we have not yet commercialized the KARNO generator. Costs incurred for components acquired prior to our determination of reaching a commercial stage are expensed as research and development costs, resulting in zero cost basis for those components. As a result, moving-average prices for inventory that is capitalized in future periods may be significantly affected by those zero cost items.
Revenue
The Company has been performing under two contracts as both a prime and subcontractor to the United States government to provide research and development services in contractual amounts up to $2.4 million. The larger of these two contracts was modified and will be accounted for as a new contract in the quarter ending December 31, 2024. These contracts were not accounted for as revenue as they were not made in the ordinary course of business and the counterparties were not customers under GAAP. In September 2024, the Company was awarded a cost-plus-fixed fee contract up to $16.0 million by the United States Department of the Navy’s Office of Naval Research (“ONR”) to research the applicability of its KARNO generator for navy ships and stationary power applications. Under the agreement, the Company will provide up to seven KARNO generators and related research and development services through September 2026. The ONR contract represented a significant change in business strategy toward providing research and development activities in the ordinary course of business in addition to designing and developing power generators for stationary and mobile applications. The Company will account for all three contracts under ASC 606 beginning in the quarter ending December 31, 2024.
The amounts remaining to be billed on these contracts was up to $17.2 million as of September 30, 2024. We had accounts receivable due on these contracts of $0.5 million and nil at September 30, 2024 and December 31, 2023, respectively, and no allowance for doubtful accounts. Inventory is consumed in the performance of these contracts in the quarter in which it is purchased and we therefore do not record inventory at each reporting period pertaining to these contracts.
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
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), to enable investors to better understand the major components of an entity’s income statement. The pronouncement is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and we expect a material impact to our disclosures as a result of adoption.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), to enhance transparency and decision usefulness of income tax disclosures. The pronouncement is effective for fiscal years beginning after December 15, 2024 and we expect a material impact to our disclosures as a result of adoption.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve the disclosures about a public entity’s reportable segments. The pronouncement is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024 and we expect a material impact to our disclosures as a result of adoption.
Note 4. Investments
The amortized cost, unrealized gains and losses, fair value and maturities of our held-to-maturity investments at September 30, 2024 and December 31, 2023 are summarized as follows:

		Fair Value Measurements at September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$3,444	$7	$—	$3,451
U.S. government agency bonds	19,674	13	(28)	19,659
State and municipal bonds	10,885	32	—	10,917
Corporate bonds and notes	175,439	1,016	(15)	176,440
	$209,442	$1,068	$(43)	$210,467

		Fair Value Measurements at December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$35,218	$18	$(10)	$35,226
U.S. government agency bonds	27,602	56	(186)	27,472
State and municipal bonds	15,262	1	(48)	15,215
Corporate bonds and notes	200,401	515	(255)	200,661
	$278,483	$590	$(499)	$278,574

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$122,897	$123,220	$150,297	$149,934
Due after one year through five years	86,545	87,247	128,186	128,640
	$209,442	$210,467	$278,483	$278,574
Note 5. Fair Value Measurements
The fair value measurements of our financial assets at September 30, 2024 and December 31, 2023 are summarized as follows:

	Fair Value Measurements at September 30, 2024
	Level I	Level II	Level III	Total
Cash and cash equivalents	$28,065	$—	$—	$28,065
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	3,451	—	3,451
U.S. government agency bonds	—	19,659	—	19,659
State and municipal bonds	—	10,917	—	10,917
Corporate bonds and notes	—	176,440	—	176,440
	$28,730	$210,467	$—	$239,197

	Fair Value Measurements at December 31, 2023
	Level I	Level II	Level III	Total
Cash and cash equivalents	$12,881	$—	$—	$12,881
Restricted cash	8,583	—	—	8,583
Held-to-maturity investments:
Commercial paper	—	35,226	—	35,226
U.S. government agency bonds	—	27,472	—	27,472
State and municipal bonds	—	15,215	—	15,215
Corporate bonds and notes	—	200,661	—	200,661
	$21,464	$278,574	$—	$300,038
Note 6. Property and Equipment, Net
Property and equipment, net at September 30, 2024 and December 31, 2023 is summarized as follows:

	September 30, 2024	December 31, 2023
Production machinery and equipment	$18,734	$10,376
Vehicles	912	2,013
Leasehold improvements	4,074	2,236
Office furniture and fixtures	248	223
Computers and related equipment	2,086	1,963
	26,054	16,811
Less: accumulated depreciation	(8,626)	(6,824)
Total property and equipment, net	$17,428	$9,987
We began placing new additive manufacturing equipment into service in our Cedar Park facility during the current quarter, with useful lives up to 12 years, included in production machinery and equipment.
Note 7. Share-Based Compensation
During the nine months ended September 30, 2024 and 2023, the Company granted 6.1 million and 2.2 million, respectively, restricted stock units which will vest over a period of one to three years. During the nine months ended September 30, 2024 and 2023, 1.2 million and 0.6 million, respectively, of restricted stock units and options were forfeited. Share-based compensation expense for the three and nine months ended September 30, 2024 was $1.1 million and $3.5 million, respectively. Share-based compensation expense for the three and nine months ended September 30, 2023 was $1.4 million and $5.2 million, respectively.
In May 2024, stockholders of the Company approved the Hyliion Holdings Corp. 2024 Equity Incentive Plan which allows issuance of up to 8,000,000 shares, subject to certain adjustments.
Of the restricted stock units granted in the first quarter of 2024, 2.7 million units may vest between February 13, 2025 and December 31, 2026 contingent upon achieving underlying closing stock price thresholds. These awards were valued at $0.83 per unit using fair value hierarchy Level III inputs including an underlying share volatility of 90% and a risk-free rate of 4.35%. There were no material amounts of market-conditioned awards granted after the first quarter of 2024.

Note 8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities at September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024	December 31, 2023
Accrued professional services and other	$1,822	$2,606
Accrued compensation and related benefits	2,516	1,510
Other accrued liabilities	470	1,922
Accrued severance, contract termination, and other charges	1,167	4,013
	$5,975	$10,051
Note 9. Commitments and Contingencies
Economic Incentive Agreement
During the quarter ended March 31, 2024, in connection with our operations in Cedar Park, Texas, the Company entered into an agreement with the Cedar Park Economic Development Corporation (“EDC”) that superseded prior agreements, whereby the Company would receive cash grants up to $1.1 million from the EDC at various measurement dates during the term of the agreement contingent upon the Company fulfilling and maintaining certain occupancy, investment, and employment requirements. The requirements must be met on or before specific measurement dates and maintained throughout the term of the agreement, which expires effective December 31, 2029. The Company has received payments to date of $0.4 million which remain refundable and subject to these performance requirements and are included within other liabilities as of September 30, 2024. Under the agreement, the EDC has the right to file a security interest to all assets of the Company.
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
Note 10. Net Loss Per Share
The computation of basic and diluted net loss per share for the three and nine months ended September 30, 2024 and 2023 is summarized as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(11,202)	$(30,322)	$(37,650)	$(94,380)

Denominator:
Weighted average shares outstanding, basic and diluted	173,612,768	181,641,060	175,302,069	180,914,250

Net loss per share, basic and diluted	$(0.06)	$(0.17)	$(0.21)	$(0.52)

Potential common shares excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the three and nine months ended September 30, 2024 and 2023 are summarized as follows:

	Three and Nine Months Ended September 30,
	2024	2023
Unexercised stock options	190,529	683,090
Unvested restricted stock units*	6,446,843	3,976,223
	6,637,372	4,659,313
* Potential common shares from unvested restricted stock units for the periods ended September 30, 2024 and 2023 include no and 653,334 shares, respectively, where no accounting grant date had been established.

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
Overview
Hyliion is committed to creating innovative solutions that enable clean, efficient, and flexible electricity production while contributing positively to the environment in the energy economy. The KARNO generator is a modular, fuel-agnostic power generating solution, enabled by additive manufacturing, that leverages a linear heat engine to generate electricity with significant improvements in efficiency, emissions and lifecycle operating cost compared to conventional generators. The Company’s primary focus is to provide distributed power generators that operate on a wide range of fuel sources to adapt to an ever-changing energy economy. Hyliion is initially targeting the commercial sector with a locally-deployable generator designed to meet a wide range of power generation needs. This versatile generator is designed to operate on both conventional fuels and waste fuels such as landfill and flare gas. The Company plans to scale up its generator solution to address larger utility-scale power needs and to develop future variants for household use and mobile applications such as vehicles and marine vessels. Additionally, the generator technology is well-suited to provide combined heat and power (“CHP”) in various stationary applications.
Business Update - United States Government Contract
In September 2024, Hyliion was awarded a cost-plus-fixed-fee contract of up to $16 million by the United States Department of the Navy’s Office of Naval Research (“ONR”) to assess the applicability of its KARNO generator for navy vessels and stationary power applications. The contract aligns with ONR’s objective of leveraging advanced technology to reduce its carbon footprint while enhancing operating capabilities. Hyliion believes the KARNO generator can provide a versatile, efficient, and reliable power solution to meet the unique demands of U.S. naval operations in maritime environments. Upon successful validation and demonstration, the KARNO generator could be used as an electric power system in future platforms and for stationary power needs.
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
Hyliion also believes that the KARNO generator is suitable for a wide range of electrical power generating stationary and mobile applications and can address many concerns with conventional generators that inhibit consumers from adopting onsite generating systems today, including cost versus grid power, reliability, maintenance needs, noise, inflexibility and emissions. Additionally, the KARNO generator is expected to be able to operate using a wide range of fuel sources including carbon-free fuels such as hydrogen and ammonia.
The planned initial KARNO generator variant is both power dense and easy to deploy. It consists of a single four-shaft 200 kW generating unit along with essential balance-of-plant components, all arranged within a space-efficient, rectangular configuration occupying approximately three cubic meters. Later planned developments include a 2 MW system with multiple KARNO generators inside the approximate footprint of a 20-foot shipping container. Over time, we expect larger and smaller capacity versions of the KARNO generator will be offered with power levels varying based on the number of generator shafts included or the size of component parts. The KARNO generator will initially compete in the market for power applications between 200 kW to 5 MW and later extend to larger and smaller power configurations.
We currently expect initial generator deployments to customers in late 2024 and 2025. These early deployments will test and validate KARNO generator product attributes including efficiency, emissions, maintenance requirements, durability, control systems and other parameters. We expect to receive compensation for these initial deployments as we believe the generator will provide tangible benefits to customers. We also expect that early deployments will demonstrate the effectiveness of the KARNO generator in a wide range of electrical generating applications. Target markets include:
•Prime Power: Most consumers prefer the grid versus generating power locally due to the grid’s inherent advantages of simplicity, convenience, scalability and cost effectiveness. For critical applications such as data centers, hospitals and refrigerated warehouses, local generators are needed in case of a grid power failure. The KARNO generator introduces the opportunity for certain power consumers to rethink their primary and secondary power sources. Due to its unique attributes in comparison to conventional generators, including high efficiency across power levels, minimal maintenance requirements, and reduced noise and emissions, the KARNO generator is a potentially more cost-effective base load power source for consumers, who could then utilize the electric grid as a backup source of power. This arrangement holds particular appeal for consumers facing high grid electrical costs and low fuel costs, such as natural gas.
•Vehicle Charging: The rapid growth of consumer electric vehicles is increasingly straining grid capacity and reliability. The introduction of commercial EVs, such as buses, delivery vans and large trucks is expected to intensify this challenge given their substantial power requirements during charging. Many commercial operators cite the lack of electrical capacity access as the primary obstacle to expanding their electric vehicle fleets. In this regard, we believe the KARNO generator offers a unique solution for vehicle charging. Its flexibility in fuel sources, including the ability to use hydrogen, along with its low emissions and noise levels offer advantages over internal combustion generators. A KARNO generator can also modulate power with minimal efficiency loss by activating or deactivating individual generators and by regulating the heat input to each generator. Finally, KARNO’s high power density allows it to be deployed as a localized power source for vehicle charging without displacing a large amount of parking space.
•Waste Gas Power Generation: Natural gas sourced from waste sites like landfills, water treatment plants and dairy farms is a growing market as producers seek to capture sources of methane emissions that would otherwise be released into the atmosphere or flared. Also known as renewable natural gas (“RNG”), most sources are typically treated to remove impurities such as carbon dioxide, hydrogen sulfide and moisture before the gas can be utilized or injected into natural gas pipelines. We believe the KARNO generator can compete effectively as a power generator fueled by waste gases with minimal pre-treatment of the fuels.
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
•Backup Power: The market for local backup power generators is well established but also poised for growth due to reduced reliability of the power grid, a greater share of intermittent renewable sources of electricity, the frequency and severity of extreme weather events, and the need for continuous power supply in critical applications. Generator emissions are a growing concern in the backup power market due to increased focus on the health impacts of harmful compounds such as nitrogen oxides (“NOx”), carbon monoxide (“CO”), and volatile organic compounds (“VOCs”). To address these concerns, emissions control technologies are often incorporated for conventional generators and alternative sources of fuel like natural gas are replacing diesel, which is also a source of particulate matter emissions if exhaust gases are untreated. The backup power market is another opportunity for the KARNO generator which is particularly attractive for its low level of emissions and low noise level while in operation. The KARNO generator is expected to reduce CO and NOx emissions by over 95% compared to diesel generators, and potentially without the need for exhaust after-treatment. We therefore believe that KARNO generator presents an opportunity to provide solutions for end users that desire a lower emissions profile and in the event emissions regulations are further tightened.
•Mobility: Longer-term, we plan to develop variants for mobile applications including on-highway applications, rail (locomotives) and marine vessels.
Following initial deployments in late 2024, we expect to ramp up commercialization of the KARNO generator including expansion of production capacity and establishment of sales and distribution channels, potentially including market collaborations and extending our reach outside of the U.S. In the future, we intend to develop KARNO generators of different sizes and configurations to capitalize on KARNO’s unique advantages and extend these advantages across a broader range of market opportunities.
KARNO Generator System
The KARNO generator emerged out of General Electric’s long-running research and development investments in aerospace and metal additive manufacturing across multiple industries and in areas such as generator thermal and performance design. We initially envisioned utilizing the KARNO generator as new range-extending power source for the Hypertruck powertrain system, given its ability to operate on a wide range of fuel sources, including natural gas and hydrogen. After the previously announced wind down of our powertrain operations, we shifted our focus to the development and commercialization of the KARNO generator and related research and development services that we have undertaken pursuant to contracts with the United States government. We believe that the unique capabilities of the KARNO generator will make it competitive in the stationary power market, competing favorably against conventional electrical generating systems and opening up potential new markets to enhance grid power availability and reliability. The KARNO generator technology, including the technology that we acquired from General Electric and the technology developed by Hyliion subsequent to the acquisition, is protected by numerous patents and trademarks which we believe provide Hyliion extensive and lasting protection for its intellectual property.
KARNO Generator Development
Our ongoing efforts with the KARNO generator encompass activities such as its design, development and rigorous testing, along with the development of essential balance-of-plant systems including cooling and controls systems. Notably, we have reached a significant milestone by constructing the 125 kW ALPHA generator which we have been testing in our development facility. Simultaneously, we are designing and assembling a 200 kW BETA generator, which is expected to serve as our design for initial commercial deployments. We have also showcased a KARNO generator integrated as an on-board generator for our Hypertruck ERX powertrain system and with potential stationary power customers. Moreover, we successfully demonstrated the generator’s capability to feed power back to the electric grid from our Cincinnati, Ohio facility and confirmed through testing the capability of the generator’s oxidation system to be fueled using untreated natural gas from a Permian Basin well site.
As we progress toward our anticipated initial stationary generator deployments, scheduled for late 2024, pivotal development activities are underway, including enhancements to the linear generator system and its controls, validation of essential operating parameters, including efficiency, emissions and reliability, and build-out of balance-of-plant systems and controls. These initial generator deployments, coupled with our ongoing testing and development endeavors, will play a vital role in the validation of other critical design specifications, including the generator’s projected operating life, maintenance requirements and durability.
We expect to achieve efficiencies over time, leading to a reduction in the manufacturing and assembly costs associated with the KARNO generator. These efficiencies will stem in part from advancements in the speed and capacity of additive manufacturing machines offered by GE and other vendors. The pace of advancements in additive technology are expected to improve over time, with the output of machines we intend to acquire over the next three to four years projected to increase compared to machines available today. Additionally, we are actively pursuing design modifications that will enable specific components with simple geometry to be produced through conventional manufacturing processes. Moreover, for less critical components, we are exploring utilization of lower-cost and lightweight materials like aluminum. Lastly, we anticipate that economies of scale will reduce system component costs.
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
•Generator Efficiency: The anticipated operating efficiency of the KARNO generator could result in lower cost of electricity versus conventional generating systems and, in many markets, grid power.
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
•Modularity: The power output of a KARNO generator can be modulated by changing the level of heat applied to the system. For larger power applications above 200 kW, multiple KARNO generators can be assembled to operate as a single unit and individual generators can be turned on or off to adjust the total power output of the system.
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

Commercialization of KARNO Generator
Our focus is on continuing development and testing of our fuel-agnostic KARNO stationary generator and planning for the deployment of initial revenue-generating units with customers in late 2024. We anticipate that a substantial portion of our capital resources and efforts in the near future will be focused these activities. The amount and timing of our future funding requirements, if any, will depend on many factors, including but not limited to the pace of completing initial KARNO generator design, testing and validation, the pace at which we invest in generator additive printing capacity, our plans for manufacturing KARNO generator components (whether in-house or through outsourcing to third parties), the range of product offerings we plan to bring to market and external market factors beyond our control.
Key Components of Statements of Operations
Revenue
We historically generated revenues from sales of Hybrid systems for Class 8 semi-trucks and limited quantities of Class 8 semi-trucks outfitted with the Hybrid system. As a result of the discontinuation of the electrified powertrain systems business and the shift to focus on the development and commercialization of the Company’s fuel-agnostic KARNO generator technology, we anticipate generating revenue after commercialization of our KARNO generator. Additionally, we anticipate generating revenue from research and development services under the contracts described in Note 3 — “Summary of Significant Accounting Policies.”
Cost of Revenue
Cost of revenue includes all direct costs such as labor and materials, overhead costs, warranty costs and any write-down of inventory to net realizable value, and costs associated with research and development services revenue.
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
Exit and Termination Costs
Exit and termination costs consist of employee severance and retention payments, accelerated non-cash stock-based compensation expense, contract termination and other cancellation costs, non-cash charges including accelerated depreciation and amortization, carrying value adjustment to assets held for sale, and recoveries from resale of assets. These costs are a result of the Plan approved on November 7, 2023 to wind down our powertrain business.
Other Income (Expense)
Other income currently consists primarily of interest income earned on our investments. Since the acquisition of our KARNO generator technology, we have continued to perform as a subcontractor on a contract with the ONR and recorded such amounts, net of costs incurred, as other income (expense). Beginning in the quarter ending December 31, 2024, we expect to no longer record receipts associated with research and development activities as other income (expense).

Results of Operations
Comparison of Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023
Our results of operations for the three months ended September 30, 2024 (the “current quarter”) and 2023 on a consolidated basis are summarized as follows (in thousands, except share and per share data):

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Revenues
Product sales and other	$—	$96	$(96)	(100.0)%
Total revenues	—	96	(96)	(100.0)%
Cost of revenues
Product sales and other	—	677	(677)	(100.0)%
Total cost of revenues	—	677	(677)	(100.0)%
Gross loss	—	(581)	581	(100.0)%
Operating expenses
Research and development	9,462	25,115	(15,653)	(62.3)%
Selling, general and administrative expenses	5,648	8,186	(2,538)	(31.0)%
Exit and termination costs	(929)	—	(929)	N/A
Total operating expenses	14,181	33,301	(19,120)	(57.4)%
Loss from operations	(14,181)	(33,882)	19,701	(58.1)%
Interest income	2,979	3,534	(555)	(15.7)%
Other income, net	—	26	(26)	(100.0)%
Net loss	$(11,202)	$(30,322)	$19,120	(63.1)%

Net loss per share, basic and diluted	$(0.06)	$(0.17)	$0.11	(64.7)%

Weighted-average shares outstanding, basic and diluted	173,612,768	181,641,060	(8,028)	(4.4)%
Revenue and Cost of Revenues
Revenue associated with our Hybrid products decreased $0.1 million and associated cost of revenues decreased $0.7 million as a result of our strategic review and decision to discontinue our powertrain business.
Research and Development
Research and development expenses decreased $15.7 million due to:
•A decrease of $22.5 million for the design and testing of our Hypertruck ERX system; offset by
•An increase of $6.8 million for the design and testing of our KARNO stationary generator.
Selling, General and Administrative
Selling, general, and administrative expenses decreased $2.5 million primarily due to wind down of our powertrain business:
•A decrease of $1.1 million in personnel and benefits;
•A decrease of $0.7 million in professional services;
•A decrease of $0.4 million in insurance; and
•A decrease of $0.1 million in marketing.
Exit and Termination Costs
Exit and termination benefit was $0.9 million as a result of the adoption of the Plan and items discussed in Note 2 of the notes to the consolidated financial statements, including recoveries from assets sold.
Interest Income
Interest income decreased $0.6 million primarily due to the decline in investment balance.

Comparison of Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023
The following table summarizes our results of operations on a consolidated basis for the nine months ended September 30, 2024 (the “current nine months”) and 2023 (in thousands, except share and per share data):

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Revenues
Product sales and other	$—	$672	$(672)	(100.0)%
Total revenues	—	672	(672)	(100.0)%
Cost of revenues
Product sales and other	—	1,675	(1,675)	(100.0)%
Total cost of revenues	—	1,675	(1,675)	(100.0)%
Gross loss	—	(1,003)	1,003	(100.0)%
Operating expenses
Research and development	25,741	73,472	(47,731)	(65.0)%
Selling, general and administrative expenses	18,502	30,265	(11,763)	(38.9)%
Exit and termination costs	2,946	—	2,946	N/A
Total operating expenses	47,189	103,737	(56,548)	(54.5)%
Loss from operations	(47,189)	(104,740)	57,551	(54.9)%
Interest income	9,504	10,345	(841)	(8.1)%
Gain on disposal of assets	3	1	2	200.0%
Other income, net	32	14	18	128.6%
Net loss	$(37,650)	$(94,380)	$56,730	(60.1)%

Net loss per share, basic and diluted	$(0.21)	$(0.52)	$0.31	(59.6)%

Weighted-average shares outstanding, basic and diluted	175,302,069	180,914,250	(5,612)	(3.1)%
Revenue and Cost of Revenues
Revenue associated with our Hybrid products decreased $0.7 million and associated cost of revenues decreased $1.7 million as a result of our strategic review and decision to discontinue our powertrain business.
Research and Development
Research and development expenses decreased $47.7 million due to:
•A decrease of $63.6 million for the design and testing of our Hypertruck ERX system; offset by
•An increase of $15.9 million for the design and testing of our KARNO stationary generator.
Selling, General and Administrative
Selling, general, and administrative expenses decreased $11.8 million primarily due to wind down of our powertrain business:
•A decrease of $7.0 million in personnel and benefits;
•A decrease of $2.4 million in professional services;
•A decrease of $0.9 million in marketing; and
•A decrease of $0.7 million in insurance.
Exit and Termination Costs
Exit and termination costs increased by $2.9 million as a result of the adoption of the Plan and items discussed in Note 2 of the notes to the consolidated financial statements, including recoveries from assets sold.
Interest Income
Interest income decreased $0.8 million primarily due to the decline in investment balance.

Liquidity and Capital Resources
At September 30, 2024, our current assets were $161.4 million, consisting primarily of cash and cash equivalents of $28.1 million, short-term investments of $122.9 million and prepaid expenses of $5.7 million. Our current liabilities were $9.2 million primarily comprised of accounts payable, accrued expenses and operating lease liabilities. We also had $86.5 million of investments in longer-term liquid securities which we maintain to generate higher income on capital that we do not expect to spend in the next 12 months.
We believe the credit quality and liquidity of our investment portfolio at September 30, 2024 is strong and will provide sufficient liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply and demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity whereby no investment security may have a final maturity of more than 36 months from the date of acquisition or a weighted average maturity exceeding 18 months. Eligible investments under the Company’s investment policy bearing a minimum credit rating of A1, A-1, F1 or higher for short-term investments and A2, A, or higher for longer-term investments include money market funds, commercial paper, certificates of deposit and municipal securities. Additionally, all of our debt securities are classified as held-to-maturity as we have the intent and ability to hold these investment securities to maturity, which minimizes any realized losses that we would recognize prior to maturity. However, even with this approach we may incur investment losses as a result of unusual or unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.
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
The amount and timing of our future funding requirements, if any, will depend on many factors, including the scope and results of our research and development efforts, the breadth of product offerings we plan to commercialize, the growth of sales, and our long-term plan manufacturing plan for the KARNO generator including the pace of investments in additive manufacturing assets, methods of financing these investments, as well as factors that are outside of our control.
During the periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

Cash Flows
Net cash, cash equivalents and restricted cash provided by or used in operating activities, investing activities and financing activities for the nine months ended September 30, 2024 and 2023 is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash from operating activities	$(43,291)	$(92,427)
Cash from investing activities	64,865	1,561
Cash from financing activities	(14,308)	(2)
	$7,266	$(90,868)
Cash from Operating Activities
For the nine months ended September 30, 2024, cash flows used in operating activities were $43.3 million. Cash used primarily related to a net loss of $37.7 million, adjusted for a $13.6 million change in working capital accounts and $7.9 million in non-cash expenses (including $6.7 million related to accounts payable, accrued expenses and other liabilities, $5.2 million related to prepaid expenses and other current assets, and $2.1 million related to gain on asset sales, partially offset by $5.6 million in assets held for sale carrying value adjustments and $3.5 million related to share-based compensation).
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
Cash from Investing Activities
For the nine months ended September 30, 2024, cash flows provided by investing activities were $64.9 million. Cash provided related to the sale or maturity of investments of $126.7 million and the proceeds from sale of assets of $4.1 million, partially offset by the purchase of investments of $55.4 million and acquired property and equipment of $10.5 million.
For the nine months ended September 30, 2023, cash flows provided by investing activities were $1.6 million. Cash provided related to the sale or maturity of investments of $178.6 million, partially offset by the purchase of investments of $170.2 million and acquired property and equipment of $6.8 million.
Cash from Financing Activities
For the nine months ended September 30, 2024, cash flows used in financing activities were $14.3 million, primarily due to treasury stock repurchases.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our Principal Executive Officer and Principal Financial Officer) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Principal Executive Officer and Principal Financial Officer have concluded that, at September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time in the ordinary course of business, the Company may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
Investing in our securities involves risk. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” and in our 2023 Annual Report on Form 10-K you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.
Our success in generating revenues from governmental contracts depends our ability to comply with governmental regulations related to defense spending and procurement.
Contracts with governmental organizations, including the United States government, have not been a major source of our revenues in the past. However, we anticipate such sources becoming a more significant portion of our business in the future. Our ability to comply with governmental regulations applicable to United States defense contractors, including procurement procedures, could have a material impact on our future results of operations. In addition, as a provider for the United States government, we may be subject to numerous laws and regulations relating to the award, administration and performance of United States government contracts. Non-compliance found by any one agency could result in fines, penalties, debarment, or suspension from receiving additional contracts with all United States government agencies. Given our potential dependence on US government business, suspension or debarment could have a material adverse effect on our business and results of operations.
Our products may not be suitable for defense applications.
Our ability to generate revenue from ONR and other United States government contracts in the future could depend on the viability of our KARNO generator in maritime and other applications for which they have not yet been tested. If we are unable to demonstrate the viability of the KARNO generator for naval and stationary applications under our government research contracts, it may have a material effect on revenues and operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
The following table provides information regarding repurchases of our Common Stock during the quarter ended September 30, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 - 31, 2024	—	$—	10,610,070	$6,144,349
August 1 - 31, 2024	—	$—	10,610,070	$6,144,349
September 1 - 30, 2024	—	$—	10,610,070	$6,144,349
Total	—		10,610,070
1 Share repurchases are conducted under our share repurchase program announced in December 2023, which has no expiration date, authorizing the repurchase of up to $20 million in shares. Share purchases under this program have been paused.
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

Date: November 14, 2024	HYLIION HOLDINGS CORP.

/s/ Thomas Healy
	Name:	Thomas Healy
	Title:	Chief Executive Officer (Principal Executive Officer)

/s/ Jon Panzer
	Name:	Jon Panzer
	Title:	Chief Financial Officer (Principal Financial Officer)