Form 10-K
period 2024-12-31
Hyliion Holdings Corp.
filed 2025-02-25
CIK 1759631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________
Commission File Number 001-38823
HYLIION HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	83-2538002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1202 BMC Drive, Suite 100 Cedar Park, Texas	78613
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (833) 495-4466
Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	HYLN	NYSE American LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024, based upon the closing price of such stock on The New York Stock Exchange on such date of $1.62, was $224 million. This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.
As of February 20, 2025, 174,820,174 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
ii

Part I
ITEM 1. BUSINESS
Overview
Hyliion Holdings Corp. is a Delaware corporation headquartered in Cedar Park, Texas, with research and development (“R&D”) facilities in Cincinnati, Ohio, that designs and develops power generators for stationary and mobile applications and provides R&D services. References to the “Company,” “Hyliion,” “we,” or “us” in this report refer to Hyliion Holdings Corp. and its wholly owned subsidiary, unless expressly indicated or the context otherwise requires. The Company was incorporated on November 7, 2018 and is listed on the NYSE American.
Hyliion is committed to creating innovative solutions that enable clean, efficient, and flexible electricity production while contributing positively to the environment in the energy economy. Hyliion’s primary product offering, the KARNOTM generator, is a modular, fuel-agnostic power generating solution, enabled by additive manufacturing. The KARNO generator leverages a thermal converter coupled to a linear generator to produce electricity with significant improvements in efficiency, emissions and lifecycle cost compared to conventional generators. Hyliion’s KARNO generators enable effective distributed power generation using a wide range of fuel sources, including conventional fuels, waste fuels such as landfill gas, wellhead gas, and zero carbon fuels such as renewable hydrogen and ammonia. Hyliion is initially targeting the commercial and industrial sectors with a locally-deployable generator designed to meet a wide range of power generation needs. The Company plans to scale up its generator solution to address larger utility-scale power needs and to develop future variants for industrial waste heat, household use and e-mobility applications such as vehicles and marine vessels. Additionally, the generator technology is well-suited to provide combined heat and power (“CHP”) in various stationary applications.
Strategic Business Developments
In September 2024, Hyliion was awarded a cost-plus-fixed-fee contract of up to $16 million by the United States Department of the Navy’s Office of Naval Research (“ONR”) to assess the suitability of its KARNO generator for Navy vessels and stationary power applications. The contract aligns with ONR’s objective of leveraging advanced technology to reduce its carbon footprint while enhancing operating capabilities. Hyliion believes the KARNO generator can provide a versatile, efficient, and reliable power solution to meet the unique demands of U.S. naval operations in maritime environments. Prior to September 2024, the Company was performing under two contracts as both a prime and subcontractor to the United States government to provide R&D services for up to $2.4 million. Upon successful validation and demonstration, the KARNO generator could be used as an electric power system in future platforms and for stationary power needs.
In December 2024, Hyliion was awarded a $6 million grant from the U.S. Department of Energy’s (“DOE”) Methane Emissions Reduction Program which backs projects targeting advancement in monitoring, measuring, and mitigating methane emissions across the oil and gas industry. The funding awarded to Hyliion is contingent upon the completion of final negotiations and the execution of a definitive agreement with the U.S. DOE. For this project, representing a total of $8.4 million in federal and non-federal funding, Hyliion will install up to 2 megawatts of KARNO generators in collaboration with oil and gas partners. We expect that the project will demonstrate the KARNO generator’s unique ability to operate on wellhead gas to produce sustainable, near-zero emissions electricity. In 2023, Hyliion successfully tested gas from the Permian Basin, highlighting the generator’s fuel-agnostic design and its capability to utilize unprocessed gas. This distinctive capability positions the KARNO generator as a groundbreaking solution for reducing flaring and methane emissions while delivering efficient, scalable power. We expect that this grant will empower Hyliion to deploy KARNO generators in the oil and gas industry, advancing sustainable energy generation, as well as economic growth and job creation in local communities.
Products and Services
KARNO Generator System
The KARNO generator emerged out of General Electric’s long-running R&D investments in aerospace and metal additive manufacturing across multiple industries and in areas such as generator thermal and performance design. We initially envisioned utilizing the KARNO generator as new range-extending power source for our Hypertruck powertrain system, given its ability to operate on a wide range of fuel sources, including natural gas and hydrogen. After the previously announced wind down of our powertrain operations, we shifted our focus to the development and commercialization of the KARNO generator as a standalone product and related R&D services that we have undertaken pursuant to contracts with the United States government. We believe that the unique capabilities of the KARNO generator will make it competitive in the market for distributed power systems, competing favorably against conventional generating systems and new alternative power systems such as fuel cells and other linear generators. The KARNO generator technology, including the technology that we acquired from General Electric, and the technology developed by Hyliion subsequent to the acquisition, is protected by numerous patents and trademarks which we believe provide Hyliion extensive and lasting protection for its intellectual property.
The Science of the KARNO Generator
The KARNO generator is distinguished from conventional generating systems that rely on reciprocating internal combustion engines or gas turbines to drive a rotating shaft. Instead, the KARNO generator uses an innovative thermal converter to power a linear electricity generating system. The generator produces linear motion from temperature differences within the system. Heat is generated through flameless oxidation of fuels, such as natural gas, hydrogen, or propane. The thermal energy heats helium gas enclosed within a sealed cylinder, causing it to expand and drive linear motion in a connected piston-shaft system. The shaft includes a sequence of permanent magnets that pass through electrical coils as the system oscillates, generating electricity. Subsequently, the countermotion generated by a piston at the opposite end of the shaft flows the helium gas to the cold side of a piston in an adjacent shaft, where excess heat is efficiently dissipated. This cyclical process continues, resulting in a continuous source of electrical power as long as heat is supplied to the generator.
Linear generators present several advantages over conventional generators, including higher thermal efficiency, lower emissions and reduced maintenance, benefits that are partly attributable to the generator’s simplified design with few moving parts. Additionally, they exhibit high power density and higher efficiency by circumventing the mechanical losses linked to rotating components such as bearings and gears while producing less noise and vibration. In the case of the KARNO generator, each shaft of the generator relies on a single moving part and utilizes a pressurized helium bearing system in place of oil-based lubricants.
Thermal converters offer the advantages of fuel flexibility and high operating efficiency. The KARNO generator stands out for its ability to maximize heat transfer between components and working fluids. Enabled by advances in additive manufacturing systems, parts are designed with many intricate flow channels for the movement of heat, coolant, helium and exhaust gases such that contact surface areas for heat transfer are maximized. This enables the KARNO generator to achieve high levels of efficiency.
The KARNO generator is expected to surpass the efficiency of conventional generating systems when employing various fuel sources and its high efficiency is expected to remain consistent across a broad range of output power levels. In contrast, fuel cells reach peak efficiency at low power levels but experience diminishing efficiency as output increases towards full power. Internal combustion engines typically achieve peak efficiency within a limited operational output range and may suffer increased wear at low power levels. The KARNO generator offers a distinct advantage in power adjustment by modulating the rate of heat introduction, enabling seamless power adjustments without compromising the generator’s efficiency.
We anticipate that the KARNO generator will achieve an electrical generating efficiency of approximately 45%, calculated by considering the usable output power in relation to the energy from the fuel source. High efficiency is expected to remain relatively consistent across a wide range of output power levels, spanning from tens of kilowatts to multiple megawatts. In contrast, internal combustion diesel generators typically operate within an efficiency range of 25% to 40% over a similar power spectrum, while the U.S. electrical power grid is estimated to operate at an efficiency between 33% and 40%. Notably, best-in-class grid-level gas turbine powerplants can obtain efficiencies above 50% but often incur transmission and distribution losses between 5% and 10% which the KARNO generator is expected to circumvent by being strategically located near the point of power consumption.
Conventional generators emit pollutants because of incomplete combustion of fuel-air mixtures and operating conditions, with the formation of nitrous-oxide (“NOx”) and carbon monoxide (“CO”) compounds being particularly prominent. Unlike conventional generators, the KARNO generator is designed for continuous flameless oxidation of the fuel at lower temperatures and extended reaction times. This is achieved partly through the recirculation of exhaust gases, which serves to prolong oxidation, and by pre-heating incoming air. As a result, the KARNO generator is anticipated to achieve ultra-low levels of emissions, with NOx and CO emissions expected to be reduced by over 95% compared to best-in-class diesel engines and targeting California’s Air Resources Board (“CARB”) 2027 standards without the need for aftertreatment.
One of the notable advantages of the KARNO generator in comparison to traditional generating units is the expected reduction in maintenance requirements and cost. Conventional generators typically incur periodic and usage-based maintenance expense that can range between 5% to 20% of their total operating cost throughout their lifespan, influenced by factors such as utilization and operating parameters. The KARNO generator’s primary advantage arises from having only a single moving linear actuator per shaft (4 shafts per 200 kW generator), which glides on low friction helium bearings. This innovative design significantly mitigates efficiency losses attributed to friction, enhancing the system’s operational longevity and eliminating the need for oil-based lubricants.
The KARNO generator derives advantages from its expected capability to operate across a diverse spectrum of over 20 available fuel sources and fuel mixtures. These include natural gas, propane, gasoline, jet fuel, and alternative fuels like biodiesel, hydrogen and ammonia. Moreover, the generator can transition between these fuels or fuel blends. This versatility enables a single generator to adapt to different use cases. For example, the generator may operate on natural gas for prime power generation when a pipeline connection is available and on waste gas near a landfill or dairy farm. Furthermore, as hydrogen becomes more widely available, the KARNO generator will be able to adapt to this cleaner fuel. As the energy landscape evolves, the KARNO generator’s fuel-agnostic nature positions it as a flexible solution to electricity generation needs.
Benefits of the KARNO Generator Versus Conventional Competitors
We believe the versatility and operating characteristics of the KARNO generator will make it an effective system for a variety of conventional and emerging electricity generating applications. Key attributes of the KARNO generator distinguish it from its conventional generator counterparts, which may open new market opportunities:
•Generator Efficiency: The anticipated operating efficiency of the KARNO generator could result in lower marginal cost of electricity generation versus conventional generating systems and, in some markets, grid power.
•Low Maintenance: With only a single moving part per shaft, the simplicity of the KARNO generator is expected to reduce both periodic maintenance expenses, overhaul costs and longer uptime.
•Fuel Agnostic: While many traditional generators operate on a single fuel source or require system modification to achieve fuel flexibility, the KARNO generator is truly fuel-agnostic and can switch between fuel choices during operation with few or no modifications.
•Low Noise and Vibration: Unlike conventional generators, the KARNO generator operates without internal combustion, resulting in a significantly lower noise level of approximately 67 decibels at six feet.
•Higher Power Density: The unique architecture and features of the KARNO generator that are achieved by advances in additive manufacturing are expected to enable the generator to achieve a high power density.
•Modularity: The DC output of the KARNO generator allows multiple generators to be connected on a single bus to achieve higher power outputs without impacting other performance characteristics.
Market Opportunity
As economies and industries evolve, the demand for electricity is accelerating, driven by the electrification of society, urbanization, increasing industrial output and technological growth. Electricity powers factories, drives the digital revolution, supports healthcare, education, and financial services, and serves as the foundation of economic productivity. Additional growth drivers include the widespread adoption of automation, artificial intelligence, expanding data centers and the electrification of transportation. However, as global energy demand rises, traditional centralized power generation and distribution models face mounting challenges.
Aging grid transmission infrastructure across the world faces growing challenges as it strives to balance the availability of affordable, reliable power with maintaining grid stability and integrating new sources of clean power generation. The addition of intermittent renewable power generation further complicates grid management, emphasizing the need for resilient and adaptive electricity systems. Distributed power generation offers a solution by decentralizing electricity production, reducing transmission needs and delivering power closer to consumption points.
Hyliion’s KARNO generator is an innovative solution in the emerging distributed generation space, offering a reliable power generator that combines high efficiency, fuel flexibility, and low emissions. Designed for both stationary and mobile applications, the KARNO generator addresses many of the challenges that have traditionally limited the widespread adoption of onsite power solutions. These include high operating costs, reliability issues, complex maintenance, noise pollution, space constraints, and dependency on limited fuel sources.
Hyliion’s initial KARNO generator product is a 200 kW system that is power-dense and easy to deploy. It features a compact, space-efficient rectangular design with a footprint of approximately 25 square feet, housing a single four-shaft linear generating unit and integrated balance-of-plant components. The KARNO generator supports fuel switching during operation without power loss, while flexible deployment options allow it to operate in grid-following, grid-forming, or islanded configurations (when paired with an external inverter), making it suitable for a wide range of applications. Additionally, the KARNO generator features real-time monitoring of over 1,000 operational parameters through its KARNO Cloud® platform, enabling proactive diagnostics, predictive maintenance, and performance optimization, ensuring maximum uptime. With cloud connectivity, users gain instant access to remote monitoring and control features, providing insights into system performance, fuel efficiency, and system health.
Beyond the 200 kW variant, Hyliion is advancing the development of a larger 2 MW KARNO system, which integrates multiple 200 kW generator units operating in tandem within a compact 160 square-foot footprint - approximately the size of a 20’ shipping container. We believe that this modular and scalable approach enables seamless power expansion while maintaining high efficiency and reliability. Scheduled for commercialization in 2026, the 2 MW solution will target key market segments such as data centers and industrial prime power applications. By utilizing multiple 200 kW generating blocks, the system offers built-in redundancy and the flexibility for customers to customize capacity to match their power needs.
Hyliion also plans to expand the KARNO product line with both larger and smaller capacity versions, adjusting power levels by varying the number of generator shafts and component sizes. Initially, the KARNO generator will address power applications ranging from 200 kW to the low hundreds of megawatts, addressing a broad spectrum of distributed generation needs. With its ability to deliver reliable, fuel-flexible, and highly efficient power, the KARNO generator is uniquely positioned to serve a variety of key market segments, including:
•Data Centers: As cloud computing, artificial intelligence, machine learning, and edge computing continue to expand, data centers are projected to grow rapidly, consuming an increasing share of global energy demand. Onsite generation is an emerging solution to power new data center installations. Hyliion’s 2 MW KARNO generator is being designed to address the needs of data center developers by providing a scalable, fuel-flexible onsite power solution with best-in-class power density. Capable of operating on more than 20 different fuels, the KARNO generator enables data center developers to minimize onsite generation infrastructure. Its ability to easily transition between pipeline-supplied fuels, such as hydrogen or natural gas, and onsite stored fuels, like methanol or diesel, eliminates the need for separate backup generation systems, reducing capital and operational costs. Furthermore, the KARNO generator maintains high efficiency across broad range of load factors.
•Vehicle Charging: The rapid adoption of electric vehicles (“EVs”) is placing increasing strain on grid capacity, a challenge expected to grow with the introduction of commercial EVs, including buses, delivery vans, and heavy-duty trucks. These vehicles require substantial power for charging, intensifying grid demands. While Direct Current (“DC”) fast charging technology and infrastructure are evolving to meet this need, many commercial operators cite limited grid capacity and high electricity costs as barriers to scaling their EV fleets. Hyliion’s KARNO generator offers an advantaged solution for commercial EV charging. Its native DC output integrates seamlessly with DC fast charging infrastructure, eliminating power losses associated with conversion. Additionally, the KARNO generator’s compact footprint and quiet operation make it ideal for deployment in space-constrained locations, such as urban charging hubs, fleet depots, and remote charging stations where grid access is limited or expensive. When paired with onsite energy storage systems and renewable energy sources like solar or wind, KARNO generators can enable resilient and sustainable microgrids for EV charging.
•Biogas (Landfill, Waste Water & Digester Gas): Biogas sourced from landfills, wastewater treatment plants, and dairy digesters represents a rapidly growing market as industries and municipalities seek to convert methane-rich waste gases into electricity and prevent methane, a potent greenhouse gas, from escaping into the environment or being flared. Current power generation technologies often struggle to process biogas due to contaminants such as hydrogen sulfide (“H₂S”) and siloxanes, as well as moisture and fluctuating gas compositions, necessitating preconditioning and purification before the fuel can be utilized. The KARNO generator’s advanced architecture and corrosion-resistant materials enable it to operate with minimal gas preconditioning, making it a cost-effective, high-performance solution for converting waste gas into reliable power.
•Oil & Gas and Syngas Gas: The oil and gas industry is rapidly electrifying due to growing power needs across drilling, production, refining, and transportation operations. However, wellhead and flare gas, byproducts of oil and gas extraction, are often wasted due to insufficient pipeline capacity or poor gas quality, leading to lost energy and increased emissions. The KARNO generator enables conversion of waste gas into usable electricity with minimal pre-treatment, enabling onsite power generation and grid integration. Its fuel flexibility, use of corrosion-resistant materials, and ability to handle variable fuel quality make it an ideal technology of choice for oilfield electrification while significantly reducing emissions. Additionally, the KARNO generator’s fuel-agnostic capability allows it to generate clean electricity from hydrogen-rich syngas, a valuable byproduct of gasification or industrial processes.
•Prime Power & Microgrids: As electricity demand increases and grid infrastructure struggles, microgrids and prime power solutions are becoming essential for industries facing high consumption charges, peak demand pricing, and grid reliability concerns. Businesses, industrial sites, and remote facilities increasingly seek localized power generation to mitigate rising energy costs, monetize assets, and improve operational resilience. With relatively high efficiency, fuel adaptability and low maintenance needs, KARNO generators provide a cost-effective alternative to grid electricity, allowing businesses to optimize energy costs while ensuring uninterrupted operations. Its ability to seamlessly integrate with energy storage and renewable sources enables installation of effective hybrid energy solutions. Additionally, the KARNO generator’s cogeneration capabilities allow industries to utilize both electricity and thermal energy, improving overall system efficiency and recovering usable waste heat.
•Backup Power: The market for local backup power generators is well established and positioned to grow due to decreasing grid reliability, the increasing share of intermittent renewable energy sources, rising extreme weather events, and the need for uninterrupted power. Also, the grid balancing and servicing market is expanding as utilities and independent power producers seek fast-ramping, distributed generation assets to balance supply and demand fluctuations. Innovative business models such as Resiliency-as-a-Service and Virtual Power Plants have emerged to leverage distributed generation assets for grid resilience. With growing concerns over emissions from internal combustion engine-powered generators in the backup power market we believe the KARNO generator presents an opportunity to provide solutions for end users that desire a lower emissions profile and in the event emissions regulations are further tightened.
•Mobility: The KARNO generator is particularly suitable for applications that require a source of electric power in mobile applications such as electric vehicles, railroad locomotives, remote power generation and marine vessels. Compared to conventional power sources the KARNO generator is expected to offer higher efficiency, lower emissions, quieter operation, reduced maintenance needs and the flexibility to operate on a wider range of fuel sources. Additionally, the generator’s high power density, modularity and native DC power output offers an added advantage where space constraints and integration are considerations.
•Waste Heat: In hard-to-decarbonize industrial sectors such as cement, glass, and primary metals production, vast amounts of high-grade waste heat (1000°C+) are released during manufacturing processes. Traditionally, much of this thermal energy is lost due to limited efficient recovery solutions. Since the KARNO generator uses heat as its primary energy source to generate electricity, high-temperature industrial waste heat is expected to be able to be directly utilized to produce clean electricity, enabling industries to recover wasted energy, improve efficiency, and reduce emissions.
KARNO Generator Development
Research and Development
Most of our current activities are focused on the R&D of our KARNO generator. We undertake significant testing and validation of our products and components to ensure that they will meet the demands of our customers. Our R&D activities primarily take place at our facility in Cincinnati, Ohio and at our headquarters in Cedar Park, Texas. Our R&D is primarily focused on:
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
Since acquiring the KARNO generator technology from GE in September 2022, Hyliion has made significant R&D investments to support an expected commercial launch of the 200 kW product in 2025. Early efforts focused on the development of a 125 kW generator, which has been successfully operated in our Ohio facility and utilized for extensive testing and further advancements. Through this system, we validated the ability of the generator’s fuel oxidation system to operate on a wide range of fuel sources, including natural gas, hydrogen, gas mixtures, and untreated landfill and Permian Basin well gas. Additionally, testing of the oxidation system demonstrated very low levels of pollutant emissions in the exhaust stream. The 125 kW generator also served as platform for developing and validating key components that are now incorporated into the larger 200 kW KARNO generator slated for market launch. These advancements include improved helium bearings for greater durability, a magnetic encoder for precise shaft position detection and optimized printed components to increase generator efficiency and manufacturing speed. The higher powered 200 kW generator also incorporates a larger Hyliion-designed linear electric motor. Development activities in 2024 included developing production processes for this new motor as well as testing and validation of design parameters.
During 2024, we completed the design and sourcing of components for the balance-of-plant systems that support linear generator operation for the 200 kW system, including the system enclosure. The balance of plant includes cooling, pressure control, fuel and air, battery, high and low voltage, inlet air and exhaust systems. Development work also includes control software, safety systems, the human-to-machine interface and the physical integration of systems. Validation of essential operating parameters, including efficiency, emissions and reliability, were also part of R&D activities. Initial generator deployments, coupled with our ongoing testing and development efforts, will continue to help validate other critical design specifications, including the generator’s projected operating life, maintenance requirements and durability.
Research and Development Services
We provide R&D services to third parties, including the U.S. government. In September 2024, Hyliion was awarded a cost-plus-fixed-fee contract of up to $16 million by the ONR to assess the suitability of its KARNO generator for Navy vessels and stationary power applications. The contract aligns with ONR’s objective of leveraging advanced technology to reduce its carbon footprint while enhancing operating capabilities. Upon successful validation and demonstration, the KARNO generator could be used as an electric power system in future platforms and for stationary power needs.
We will continue to provide R&D services to third parties under existing contracts and, based on interest from current and prospective customers, anticipate entering into additional R&D agreements in the future. Customers engage Hyliion to explore and validate the KARNO generator’s capabilities tailored to their specific requirements. Key areas of interest include testing its low-emissions flameless oxidation system and evaluating applications that leverage the KARNO generator’s high power output and compact configuration. Customers are also drawn to the generator’s fuel versatility including the ability to easily transition between fuels. R&D services may also involve testing the generator under various operating conditions, including harsh environments, and in mobile applications to assess its performance. Certain customers seek to measure and validate its low emissions profile and test different power configurations to ensure the technology aligns with their operational and environmental needs.
Commercial Deployment
We expect to deliver initial KARNO generators and generator systems to early deployment customers during 2025. These deployments, combined with our ongoing internal R&D efforts, will serve to test and validate the product’s attributes while identifying potential design and software enhancement opportunities. We expect to receive compensation for these deployments as outlined in customer contracts subject to achievement of certain key-performance-indicators, given the tangible benefits the KARNO generator is expected to deliver. Initial KARNO generators may not be able to utilize all fuels anticipated in subsequently commercialized units. Initial deployment applications will include vehicle charging, waste gas-to-power generation, and mobility-focused R&D activities. These early deployments are also likely to highlight opportunities for addressing hardware and software deficiencies, as well as potential enhancements to further refine and optimize the product.
In 2025, additional development activities will focus on implementing identified improvement opportunities to enhance the KARNO generator. These efforts may include design modifications, including for additively-manufactured parts, adjustments to and procurement of purchased components, and further software development. We plan to address these enhancements in parallel with the rollout of early deployment units and the ongoing testing of in-house engineering development generators. While the full scope of additional development work is difficult to predict at this stage, we currently anticipate completing these improvements in the second half of the year, leading to our ability to achieve product commercialization, at which point we will ramp up delivery of KARNO generators to customers.
Following the commercialization of the KARNO generator, we anticipate sales growth in 2026, as we address the backlog of customer interest based on signed letters-of-intent at the end of 2024. This growth will be supported by the commissioning of new additive printers installed at the end of 2024 and expected to be delivered in 2025. Additionally, we plan to deliver and commercialize the 2 MW KARNO generator system during 2026, following the completion of development work under way in 2025. In parallel, we plan to expand our sales, distribution and service networks to support the generator’s expected growing market presence. Currently, these functions are managed in-house to ensure efficient delivery and service for our customers; however, we may explore outsourcing or partnerships with established sales, service and distribution channels as we scale operations.
Production, Assembly, Installation and Suppliers
The standalone generator set, or genset system, integrates the KARNO generator with an enclosure housing key balance-of-plant components such as the cooling system, generator controls, a battery system and high voltage electrical elements. The planned 2 MW KARNO system is expected to feature ten 200 kW KARNO generators combined with shared balance-of-plant systems in a compact configuration approximately the size of a 20’ shipping container. Key generator components will initially be produced internally using advanced additive manufacturing processes, while other components will either be manufactured in-house or sourced from suppliers following proprietary Hyliion designs. Hyliion is actively developing a base of suppliers for generator systems, including linear motor components, support systems and enclosure materials. Initially, the assembly, installation and maintenance of KARNO generator systems will be performed by Hyliion, from our Cincinnati, Ohio facility for our early production units.
Additive manufacturing is a key enabler of KARNO generator technology and performance characteristics and is considered a core competency of Hyliion as well as a source of competitive advantage versus other linear power generating systems. In 2024, Hyliion procured state-of-the-art laser sintering machines (3-D additive printers) manufactured by GE to begin building out print capacity. Hyliion’s R&D facility in Cincinnati also houses additive printers that support R&D activities and commercial production needs. Hyliion has placed orders with GE for additional additive printing machines, which are expected to be delivered in 2025, providing a growing base of print production capacity.
Advancements in additive printer technology are expected to grow over time, driven by improvements in laser technology and other printing innovations. New printer models are expected to offer progressively greater printing speed, with some enhancements potentially available as retrofits for existing machine platforms. In parallel, we are pursuing design modifications to enable the production of components with less complex geometry using conventional manufacturing processes, reducing reliance on additive printing where feasible. For less critical components, we are exploring utilization of lower-cost and lightweight materials like aluminum and stainless steel. Additionally, as production volumes increase, we expect economies of scale to contribute to reduced system component costs, enhancing the overall competitiveness of the KARNO generator system.
Hyliion currently plans to print all key generator components in-house for early system deployments to optimize production parameters, component quality, printing innovation and system throughput. As production volumes rise, we may consider outsourcing certain production and assembly functions including the printing, manufacturing and assembly of specific components or the entire generator to third parties.
Suppliers of generator components include fabricators, machine shops, suppliers of mechanical and electrical components like pumps, blowers, tubing and wiring harnesses, as well as metal powder manufacturers. The majority of these components are sourced domestically, supported by a large network of available vendors. We source some components from overseas suppliers, including magnets and battery cells, due to cost advantages or limited domestic availability. While domestic alternatives may exist, they are often available in more limited quantities or at a higher cost. As we scale up product capacity, we plan to expand our supplier base to achieve cost efficiencies and mitigate supply chain risk.
Intellectual Property
Intellectual property is important to our business, and we seek protection for our strategic intellectual property. We rely upon a combination of patents, copyrights, trade secrets, know-how and trademarks, along with employee and third-party non-disclosure agreements and other contractual restrictions to establish and protect our intellectual property rights.
As of December 31, 2024, we had 68 issued U.S. patents, 28 pending U.S. patent applications, and 22 foreign patent applications. Of the foregoing patent and application totals, 61 pertain to our KARNO generator and the remainder primarily relate to powertrain technology, which we may retain for potential future use or sale. We pursue the registration of our domain names, trademarks and service marks in the United States and in some locations abroad. In an effort to protect our brand, as of December 31, 2024, we had three registered and six pending trademarks in the United States and 44 registered and three pending trademarks internationally.
We regularly review our development efforts to assess the existence and patentability of new intellectual property. To that end, we are prepared to file additional patent applications as we consider appropriate under the circumstances relating to the new technologies that we develop. Generally, our patents have a term of 20 years from the date the application is filed.
We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may own or license in the future, nor can we be sure that any of our existing patents or any patents we may own or license in the future will be useful in protecting our technology.
Human Capital
As of December 31, 2024, we had approximately 93 full-time employees. All full-time employees are located within the United States. Our people are integral to our business, and we are highly dependent on our ability to attract, engage, develop and retain key employees while hiring qualified management, technical, and vehicle engineering personnel. We welcome the diversity of all team members and encourage the integration of their unique skills, thoughts, experiences and identities. By fostering an inclusive culture, we enable every member of the workforce to leverage their unique talents and deliver high-performance standards to drive innovation and success.
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
•South Coast Air Quality Management District (“SCAQMD”) in California Rule 1110.3, the first of its kind regulation focused on linear generators, “Emissions for Linear Generators.” This rule governs, among other things, the steady state emissions from technologies such as the KARNO generator. We work closely with SCAQMD to help evaluate the various criteria and as a result, believe that the KARNO generator will comply with this regulation;
•Environmental Protection Agency Clean Air Act regulatory standards which mandate strict controls on emissions to ensure compliance with environmental protection guidelines;
•CARB Distributed Generation Certification standards which impose stringent emission limits and performance criteria to protect air quality and public health standards; and
•National Fire Protection Association (“NFPA”) 37, Standard for the installation and Use of Stationary Combustion Engines and Gas Turbines.
Competition
We have experienced, and expect to continue to experience, competition from a number of companies. We face competition from many different sources, including utility-scale grid power and manufacturers of fixed and portable generator equipment. Key generator manufacturing competitors include Cummins, Bloom Energy, Generac, Kohler, Caterpillar, Mainspring and Jenbacher, several of which maintain the largest market shares in the sector. We believe the primary competitive factors in the stationary generator market include, but are not limited to:
•total cost of ownership;
•emissions profile;
•availability of fueling sources;
•ease of integration into existing operations;
•product performance and uptime; and
•generator quality, reliability, safety and noise.
We believe that we compete favorably with our competitors on the basis of these factors; however, most of our current and potential competitors have greater financial, technical, manufacturing, marketing and other resources than us. Our competitors may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing and support of their generator products. Additionally, our competitors also have greater name recognition, longer operating histories, larger sales forces, broader customer and industry relationships and other tangible and intangible resources than us. These competitors also compete with us in recruiting and retaining qualified R&D, sales, marketing and management personnel, as well as in acquiring technologies complementary to, or necessary for, our products. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors. We cannot provide assurances that our stationary generators will be broadly adopted or will provide benefits that overcome their capital costs.
We also face competition in the market for R&D services from companies that specialize in the design, development and testing of electric generator systems and components and other engineering services. However, we believe that we are well-positioned to compete effectively in this space, as our R&D customers engage us specifically to deliver and perform testing and validation work on the KARNO generator. Unlike our competitors, who lack access to the KARNO generator’s technology and capabilities, we can provide a combination of product delivery and specialized testing services that our customers are seeking.
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
Information About Our Executive Officers
The following table and notes set forth information about our executive officers:

Name of Individual	Age	Position
Thomas Healy(1)	32	Chief Executive Officer
Jon Panzer(2)	58	Chief Financial Officer
Cheri Lantz(3)	49	Chief Strategy Officer
Joshua Mook(4)	43	Chief Technology Officer
Jose Oxholm(5)	58	Chief Legal & Compliance Officer
Govindaraj Ramasamy(6)	44	Chief Commercial Officer
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
3 Ms. Lantz has served as Chief Strategy Officer since 2022. Ms. Lantz is a seasoned strategy leader who has spent 25 years developing and leading operations and growth strategies for manufacturers in the mobility sector. Prior to joining the Company, Ms. Lantz served as the Vice President of Strategy for the Transportations Solution Segment at TE Connectivity, an electronics manufacturer. Prior to that role, Ms. Lantz served as the Chief Strategy Officer and executive leader responsible for advanced and shared engineering and global test labs at Meritor, Inc., a leading manufacturer of axles and brakes to the commercial vehicle industry. Additionally, Ms. Lantz has advised companies on growth and operational topics as a strategist for Boston Consulting Group and Booz and Company. Ms. Lantz holds three degrees from the University of Michigan, an MBA from the Ross School of Business with a focus on corporate strategy and economics, a master’s in manufacturing engineering and a B.S. in chemical engineering.
4 Mr. Mook has served as Chief Technology Officer since March 2024 and prior to this, served as Chief Engineer since January 2023. Mr. Mook has extensive experience with engineering, new product development, and executive leadership for companies in the aerospace and power generation sector. From 2005 to 2023, Mr. Mook served in multiple engineering positions for General Electric Company and served as an executive starting in 2018. Mr. Mook holds a master’s degree in aerospace engineering from the University of Cincinnati and a bachelor’s degree in Aeronautical and Astronautical Engineering from Purdue University.
5 Mr. Oxholm has served as Chief Legal & Compliance Officer since February 2024 and prior to this, served as Vice President, General Counsel, and Chief Compliance Officer since 2020. Mr. Oxholm has extensive experience with complex business transactions, litigation, and new market entries for companies in the automotive and transportation sectors. From January 2017 to February 2020, Mr. Oxholm served as Vice President, Deputy General Counsel and Chief Compliance Officer for Meritor, Inc. Prior to that, Mr. Oxholm was Senior Vice President, General Counsel and Secretary for LoJack Corporation from 2012 to 2016. Mr. Oxholm holds a J.D. from the University of Pennsylvania and a bachelor’s degree from the University of Michigan.
6 Mr. Ramasamy has served as Chief Commercial Officer at Hyliion since February 2024, bringing extensive expertise in sales, business strategy, product marketing, engineering, project development, execution, and supply chain management within the power generation sector. Prior to joining Hyliion, Mr. Ramasamy spent over 17 years at Cummins Inc. from 2006 to 2024, where he held several senior leadership roles across multiple global markets. Most recently, he served as Executive Director for Global Datacenter Business, leading one of Cummins’ fastest-growing power generation segments. Before that, he held key leadership positions, including Managing Director for Cummins Arabia in the Middle East and General Manager for Power Generation in East Asia, overseeing business growth, operational strategy, and market expansion. Before his tenure at Cummins, he held supply chain leadership roles at Kimball International, where he played a critical role in streamlining operations and optimizing supply chain strategies. Mr. Ramasamy holds a B.S. in mechanical engineering from Anna University, India, a M.S. in Industrial & Systems Engineering from Auburn University, and a MBA from Northwestern University, Chicago.
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
1A. RISK FACTORS.
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
The KARNO generator is still in the development and testing phase, and commercial deliveries are not expected to begin until 2025 or later, and may not occur at all. Initial deployments may not be recognized as revenue, or there may be a need to deploy units at a decreased price or for free for initial customers. Some of our target customers may be expecting to receive government incentives for deployments and may not purchase our KARNO generators in the event those incentives are delayed or not received. Any delay in the financing, design, production and launch of the KARNO generator would materially damage our brand, business, prospects, financial condition and operating results.
We depend on government funding, which if lost or reduced, could have a material adverse effect on our research and development activities and our ability to begin recognizing revenue. Our largest contract is with ONR and is the largest single source of revenue for us. Our ONR contract may not be guaranteed to be extended beyond its current scope.
We have not made any commercial sales of our KARNO generator to date and our ONR contract is the largest single source of revenue for us. In September 2024 we were awarded a cost-plus-fixed-fee contract of up to $16 million by ONR to assess the suitability of our KARNO generator for Navy vessels and stationary power applications. We currently receive almost all of our revenue from fees and costs payable by ONR pursuant to our R&D contracts. While we believe we have a good working relationship with ONR, the loss of our contracts with ONR may have an adverse impact on our business, prospects, results of operations and financial condition. While we expect to sell our KARNO generator to commercial customers beginning with initial deployments in 2025, for the time being we are substantially dependent on funding from ONR.
We are an early-stage company with a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future.
We have historically incurred net losses ($52.0 million and $123.5 million for the years ended December 31, 2024 and 2023, respectively). We believe that we will continue to incur significant operating and net losses each quarter until we are generating sufficient positive gross margins from sales of KARNO generator products or R&D services, and we may never achieve such performance.
Additionally, we expect to adopt initiatives in an effort to improve operating efficiencies and lower our cost structure. There may be unanticipated difficulties in implementing one or more of these initiatives, and we may not ultimately realize the full benefits of, or be able to sustain the benefits anticipated by, these initiatives.
We require significant capital to develop and grow our business, including developing, producing and servicing KARNO generators and our brand and investing in additive printing machines. We expect to incur significant expenses, which will impact our profitability and available capital, including costs for R&D efforts, component and service procurement, sales, general and administrative costs, and production, distribution and support.
Our ability to become profitable in the future will require us to complete the design, development and testing of our KARNO generator while achieving projected performance criteria. We must also successfully market our KARNO generator and related services to customers, sell our systems at prices needed to achieve positive gross margins, and reduce production costs. We may need to sell our products at a loss or discounted prices in the short term in order to win initial customer orders and gain the confidence of potential customers. If we are unable to efficiently design, produce, market, sell, distribute and service our KARNO generator, our margins, profitability, and long-term prospects will be materially and adversely affected.
We have no experience manufacturing the KARNO generator on a large-scale basis and if we do not develop adequate manufacturing processes and capabilities to do so, or if we fail to identify qualified outsourced manufacturing partners, in a timely manner, we will be unable to achieve our growth and profitability objectives.
We have not yet manufactured the KARNO generator on a large scale but in order to produce the generator at affordable prices, we will have to manufacture at scale which may require future printer throughput increases, reduction of printer and material costs, and lower purchased component and services costs, enabled by volume-driven cost reductions and design changes for generator components. We do not know whether we will timely receive the printers we need to manufacture KARNO generators at scale or whether the printers we intend to use will be able to adequately accommodate capacity needs. We do not know whether our plans to scale the product will be implemented such that they will satisfy the requirements of our customers and the anticipated markets for the KARNO generator. If the Company is unable to develop these manufacturing capabilities internally, we may be unable to identify outsourced manufacturing partners who have the technical capability to produce KARNO generators or who can do so on commercially acceptable terms. Our failure to develop manufacturing processes and capabilities in a timely manner could prevent us from achieving our growth and profitability objectives.
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
We are subject to the risk of manufacturer concentration in the additive printer market
The manufacture and production of our KARNO Generator is heavily dependent on the use of state-of-the-art additive printers which are manufactured by a small number of specialized vendors. We currently purchase all of our additive printing machines from Colibrium Additive (formerly GE Additive). The partial or complete loss of these key manufacturers, or a significant adverse change in our relationship with Colibrium Additive or any other manufacturer, could have a material adverse effect on our ability to manufacture, test and deploy the KARNO generator.
We are in the early stages of developing key commercial relationships with suppliers, and our ability to predict the outcome of those relationships is limited.
We are in the process of developing relationships to accelerate the development, production and sale of our solutions. However, all of our commercial relationships are in the early stages of development and we do not have the ability to predict with certainty the outcome of those relationships. As we begin sourcing generator components, we are initially relying on a limited number of suppliers for each component, which increases the risk of supplier concentration. This reliance could expose us to higher costs, possible quality issues and supply interruption. Our suppliers may face delays or be unable to meet our business requirements and standards at the quantity, quality, timeliness and price levels needed for our business. Because we are still getting to know our suppliers, these relationships could result in controversies or even litigation, which could have a material adverse effect on our ability to continue our plans for strategic growth and ultimately our business results.
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
We have limited experience in servicing our KARNO generators and expect to increase our servicing capabilities as we begin commercial production. Servicing distributed generators requires specialized skills, including high voltage training and servicing techniques. We may partner with one or more third-party service providers to perform some or all of the servicing on our generators, and there can be no assurance that we will be able to enter into an acceptable arrangement with any such third-party provider. Our ability to provide effective customer support is largely dependent on our ability to attract, train and retain qualified personnel with experience in supporting customers on platforms such as ours. As we continue to grow, additional pressure may be placed on our customer support team, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for maintenance services and technical support. If we are unable to successfully address the service requirements of our customers or establish a market perception that we do not maintain high-quality support, we may be subject to claims from our customers, including loss of revenue or damages, and our business, prospects, financial condition, and operating results may be materially and adversely affected.
We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.
Product liability claims, even those without merit or those that do not involve our products, could harm our business, prospects, financial condition and operating results. A successful product liability claim against us could require us to pay a substantial monetary award. In some jurisdictions, we may self-insure against the risk of product liability claims, meaning that any product liability claims will likely have to be paid from company funds, not by insurance. Product liability claims could have a material adverse effect on our brand, business and financial condition.
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
•changes in manufacturing costs;
•the timing and cost of and level of investment in, R&D relating to our technologies and our current or future facilities;
•relationships, partnerships, contracts and other agreements with suppliers and development partners;
•our ability to achieve favorable pricing from suppliers for component purchases;
•our ability to obtain required certifications for our KARNO generators;
•developments involving our competitors;
•changes in governmental regulations or applicable law; and
•changes in the macroeconomic environment.
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
Risks Related to Our Industry and Competitive Landscape
We expect to face significant competition in the distributed generation and R&D markets.
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
We also face competition in the R&D services market from companies that specialize in the design, development and testing of electric generator systems, military equipment and broader engineering R&D services. Many of our competitors, including conventional generator manufacturers, engineering firms and military contractors, possess broader R&D capabilities, longer operating histories, established relationships with U.S. military procurement organizations and greater financial resources. Additionally, there is no guarantee that we will successfully extend our existing R&D contracts or secure new business from current or prospective customers. Failure to deliver satisfactory R&D results or to compete effectively with established competitors could limit our future R&D opportunities and adversely affect our business performance.
Developments in alternative technology or improvements in distributed generation products may adversely affect the demand for our KARNO generators.
Significant developments in alternative technologies, such as battery cells, advanced diesel, improved natural gas engines, fuel cells, new power generation technology or alternate fuel sources or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business, prospects, financial condition and operating results in ways we do not currently anticipate. Existing and other battery cell technologies, fuels or sources of energy may emerge as customers’ preferred alternative to grid power. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could adversely affect our business results.

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
Any unauthorized control or manipulation of the information technology systems in our KARNO generator systems could result in loss of confidence in us and our power generation solutions and harm our business.
Our KARNO generators contain complex information technology systems and built-in data connectivity to accept and install periodic remote updates to improve or update functionality. We have designed, implemented and tested security measures intended to prevent unauthorized access to our information technology networks. Any unauthorized access to or control of our KARNO generator systems, or any loss of customer data, could result in legal claims or proceedings and remediation of such problems could result in significant, unplanned expenditures.
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
Risks Related to Regulatory Matters
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
We are exposed to risks related to tariffs, duties, and taxes that can significantly impact our global supply chains and operations, including increasing the costs of components that we purchased from other countries or reducing the availability of such components.
Changes in trade policies, the imposition of new tariffs, or alterations in tax regulations in the jurisdictions where we source our materials or sell our products could lead to increased costs and disruptions in our supply chain. These added costs may not be easily passed on to customers, thereby affecting our profit margins. Furthermore, navigating the complexities of international trade regulations requires substantial administrative effort and resources, contributing to potential delays and inefficiencies in our production and distribution processes. Any significant increase in tariffs, duties, or taxes could have a material adverse effect on our business, financial condition, and operating results.
We and our customers are subject to changes in federal government policies in the energy sector that could impose substantial costs and uncertainty as policies shift over time.
Changes in federal government policies, regulations, and enforcement priorities may have significant impacts on our operations and financial performance. The energy sector is sensitive to regulatory shifts, which can affect various aspects of our business, including production, distribution, and compliance costs. As government priorities evolve, the regulatory landscape may undergo substantial changes. New policies may be introduced to promote renewable energy sources, increase environmental compliance requirements, or impose stricter emissions standards. Such changes could necessitate substantial modifications to our operations, potentially leading to increased investment requirements and operating costs. Additionally, changes in tax policies, subsidies, and incentives for the energy sector can influence our financial planning and investment decisions and for our customers. The introduction or removal of tax credits, incentives, and financing programs can significantly alter the economic benefits of our products for customers.
The legal and regulatory framework in the energy sector is continuously evolving, and we may not always be able to anticipate or react to new developments promptly. Failure to comply with new regulations or to adapt to changing policies could result in legal liabilities, fines, and penalties, as well as damage to our reputation and customer relationships. Non-compliance could also lead to operational disruptions, delays in project timelines, and increased scrutiny from regulatory bodies. Our ability to navigate these regulatory changes effectively will be crucial to maintaining our competitive position and achieving our long-term business objectives. We will continue to monitor legislative developments and engage with policymakers to advocate for favorable conditions for our industry. However, compliance with changing regulations could be burdensome, time consuming and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results would be adversely affected.
We are subject to evolving laws, regulations, standards and contractual obligations related to data privacy and security, and our actual or perceived failure to comply with such obligations could harm our reputation, subject us to significant fines and liability or adversely affect our business.
Collection of our customers’, employees’, and others’ information in conducting our business may subject us to various legislative and regulatory burdens related to data privacy and security that could require notification of data breaches, restrict our use of such information and hinder our ability to acquire new customers or market to existing customers. The regulatory framework for data privacy and security is rapidly evolving, and we may not be able to monitor and react to all developments in a timely manner. For example, California requires connected devices to maintain minimum information security requirements. As legislation continues to develop, we will likely be required to expend significant additional resources to continue to modify or enhance our protective measures and internal processes to comply with such legislation. In addition, non-compliance with these laws or a significant breach of our third-party service providers’ or vendors’ or our own network security and systems could have serious negative consequences for our business and future prospects, including possible fines, penalties and damages, reduced customer demand for our generators and harm to our reputation and brand.
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
The design, production, sale and servicing of our products is capital-intensive. On October 1, 2020, the Company raised net proceeds of $516.5 million. At December 31, 2020, all outstanding warrants were either exercised or redeemed, with gross proceeds of $140.8 million raised, of which $16.3 million was collected during the first quarter of 2021. At December 31, 2024, the Company had total equity of $244.4 million, inclusive of cash and cash equivalents of $9.2 million and total investments of $210.5 million. We may determine that additional funds are necessary earlier than anticipated. This capital may be necessary to fund our ongoing operations, purchase additive printing machines, continue research, development and design efforts, create new products and improve infrastructure. We may raise additional funds through the issuance of equity, equity related or debt securities, leasing or through obtaining credit from government or financial institutions. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our business, prospects, financial condition and operating results could be materially adversely affected.
We may not be able to raise the capital we need to invest in additive manufacturing capacity, facilities and other equipment needed to manufacture and assemble KARNO generator systems. If we cannot raise the investment capital we need on favorable terms, our business, prospects, financial condition and operating results could be negatively affected.
The production of key KARNO generator parts at the scale we need to grow our business requires significant investment in modern additive printer technology as well as production facilities and other equipment needed to support printing and assembly operations. We intend to finance most of these capital investments through cash on hand, cash from operations, leases or through other forms of debt financing. The lease market for additive printer technology is immature and may not support the level of lease capital we need to grow our business. We cannot be certain that we can obtain lease or debt financing on favorable terms when required, or at all. If we cannot obtain equipment and other asset financing when we need it, our business prospects, financial condition and operating results could be materially adversely affected.
Our ability to use net operating loss carryforwards and other tax attributes may be limited as a result of ownership changes.
We have incurred losses during our history and do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2024, we had U.S. federal net operating loss carryforwards of approximately $346.2 million.
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
We anticipate that we and our potential customers will apply for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of alternative energy systems and related technologies. We anticipate that in the future there may be new opportunities for us and our potential customers to apply for grants, loans and other incentives from federal, state and foreign governments. Our, and our potential customers’ ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot assure you that we, or our potential customers, will be successful in obtaining any of these additional grants, loans and other incentives.
Risks Related to Ownership of Our Securities
Concentration of ownership among our existing executive officers, directors and their respective affiliates may prevent new investors from influencing significant corporate decisions.
As of December 31, 2024, our executive officers, directors and their respective affiliates, as a group, beneficially owned approximately 19.6% of our outstanding common stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of us or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
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
Our failure to maintain compliance with the NYSE American’s continued listing requirements could result in the delisting of our common stock.
On November 2, 2023, we received notice from the New York Stock Exchange (“NYSE”) that because the average per share closing price of our common stock (the “Common Stock”) over a 30 consecutive trading-day period ended November 1, 2023 was below $1.00, we were not in compliance with Section 802.01C of the NYSE’s Listed Company Manual. On November 5,

2024, the Company voluntarily withdrew the principal listing of the Company’s Common Stock from the NYSE and transferred the Company’s Common Stock listing to the NYSE American stock exchange (“NYSE American”), effective as of November 11, 2024.
The perception among investors that we are at a heightened risk of delisting could negatively affect the market price and trading volume of our common stock. Our continued eligibility for listing may depend on, among other things, the amount of “public float” (equity held by non-affiliates), value of stockholders’ equity and minimum share price of $3.00 per share. There is no guarantee that we will continue to meet the NYSE American listing requirements in the future. If our common stock is delisted from the NYSE American, the delisting could: substantially decrease trading in our common stock; adversely affect the market liquidity of our common stock; adversely affect our ability to issue additional securities or obtain additional financing in the future on acceptable terms, if at all; result in the potential loss of confidence by investors, suppliers, partners and employees and fewer business development opportunities; and result in limited news and analyst coverage. Additionally, the market price of our common stock may decline further, and stockholders may lose some or all of their investment.
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
We are or may be subject to risks associated with acquisitions.
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
We maintain a comprehensive incident response plan with clearly defined roles and responsibilities. In the event of an incident, the plan outlines notification procedures, containment measures, eradication steps, and recovery processes. We also conduct annual reviews to ensure the plan’s effectiveness. We conduct annual cybersecurity assessments and implement controls around any deficiencies in security that are identified, engaging third-party consultants to assist which include tabletop exercises to ensure that our incident management processes function as intended. This assessment covers entity-level controls, threat management, and reviews of critical third-party security measures. Materiality of individual cybersecurity incidents is determined by a comprehensive assessment framework considering, but not limited to, the following factors:
•Impact on Business Operations: Potential disruptions to critical systems, services, or financial transactions.
•Data Sensitivity: The nature and sensitivity of the data involved, with incidents concerning personally identifiable information or highly confidential data deemed more material.
•Regulatory Compliance: Potential violations of cybersecurity laws, regulations, or industry standards.
•Reputational Risk: Harm to the Company’s reputation, customer trust, and brand value.
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
Management and Board of Director Oversight of Cybersecurity Threats
The Company’s Chief Financial Officer (“CFO”) and the audit committee of the board of directors of the Company (the “Board”) has responsibility for the oversight of cybersecurity threats and incidents. The audit committee conducts periodic reviews of the Company’s cybersecurity programs, policies, and risk management strategies to ensure alignment with industry best practices. Additionally, our CFO, leveraging extensive experience in managing technology infrastructure and cybersecurity risk, performs internal reviews with operational teams to assess cybersecurity readiness and enhance incident response strategies. The Board’s oversight is further strengthened by the presence of a director with over 30 years of experience advising global companies on technology and operations, including cybersecurity risk management. Our internal IT team, with over 40 years combined experience in cybersecurity, plays a critical role in implementing security controls, threat monitoring, and incident response. This multi-tiered governance structure ensures that cybersecurity remains a top priority at both the executive and operational levels.
ITEM 2. PROPERTIES
Our headquarters are located in an approximately 152,000 square foot facility comprised of two buildings that we lease in Cedar Park, Texas, just north of Austin, Texas, where our administrative function is primarily located. Our lease of this facility expires in April 2027, and we have the option to extend the lease for two additional five-year terms. In February 2025 we subleased approximately 27,000 square feet of this facility. We also lease an approximately 30,000 square foot facility in Milford, Ohio near, Cincinnati, Ohio, where we design and develop the KARNO technology. Our lease of the Ohio facility expires in June 2028, with the option to extend the term for up to two consecutive terms of three years. We believe that our current facilities are in good working order and are capable of supporting our operations for the foreseeable future; however, we will continue to evaluate buying or leasing additional space as needed to accommodate our growth.

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
Refer to Note 12 of the notes to the consolidated financial statements for further information on our legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is currently listed on the NYSE American LLC under the symbol “HYLN.”
Holders
As of February 20, 2025, there were 54 holders of record of our Common Stock. A greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
Dividend Policy
We have not paid any cash dividends on our common stock to date. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of the common stock for the foreseeable future.
Issuer Purchases of Equity Securities
The following table provides information regarding repurchases of our Common Stock during the quarter ended December 31, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 - 31, 2024	—	$—	10,610,070	$6,144,349
November 1 - 30, 2024	—	$—	10,610,070	$6,144,349
December 1 - 31, 2024	—	$—	10,610,070	$6,144,349
Total	—		10,610,070
1 Share repurchases are conducted under our share repurchase program announced in December 2023, which has no expiration date, authorizing the repurchase of up to $20 million in shares. Share purchases under this program have been paused.
2 This column includes the total value of shares available for repurchase under the Company’s share repurchase program. Shares under our share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, or through privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined at our discretion and the share repurchase program may be suspended, terminated or modified at any time for any reason.
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
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including but not limited to current economic uncertainties and supply chain disruptions, as well as those discussed below and referenced in Item 1A “Risk Factors.”

Commercialization of KARNO Generator
Our focus is on continuing development and testing of our fuel-agnostic KARNO stationary generator and planning for the deployment of initial units with customers in 2025. We anticipate that a substantial portion of our capital resources and efforts in the near future will be focused these activities. The amount and timing of our future funding requirements, if any, will depend on many factors, including but not limited to the pace of completing initial KARNO generator testing and validation, the pace at which we invest in generator additive printing capacity, our plans for manufacturing KARNO generator components (whether in-house or through outsourcing to third parties), the range of product offerings we plan to bring to market and external market factors beyond our control.
Key Components of Statements of Operations
Revenue
We historically generated revenues from sales of hybrid systems for Class 8 semi-trucks and limited quantities of Class 8 semi-trucks outfitted with the hybrid system. As a result of the discontinuation of the electrified powertrain systems business and the shift to focus on the development and commercialization of the Company’s fuel-agnostic KARNO generator technology, we anticipate generating revenue after commercialization of our KARNO generator. Additionally, we generate revenue from R&D services under contracts with third-parties including the U.S. government.
Cost of Revenue
Cost of revenue includes all direct costs such as labor and materials, overhead costs, warranty costs and any write-down of inventory to net realizable value, and costs associated with R&D services revenue.
Research and Development Expense
R&D expenses consist primarily of costs incurred for the discovery and development of our KARNO stationary generator, which include:
•personnel-related expenses including salaries, benefits, travel and share-based compensation, for personnel performing R&D activities;
•fees paid to third parties such as contractors for outsourced engineering services and to consultants;
•expenses related to components for development and testing, materials, supplies and other third-party services;
•depreciation for equipment used in R&D activities; and
•allocation of general overhead costs.
We expect to continue to invest in R&D activities to achieve operational and commercial goals.
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
Other Income (Expense)
Other income currently consists primarily of interest income earned on our investments. Since the acquisition of our KARNO generator technology, we have continued to perform as a subcontractor on a contract with the ONR and recorded such amounts, net of costs incurred, as other income (expense). Beginning in the quarter ending December 31, 2024, we no longer record amounts received for the performance of R&D services as other income (expense) and now record such amounts received as revenue.

Results of Operations
Comparison of Years Ended December 31, 2024 and 2023
The following table summarizes our results of operations on a consolidated basis for the years ended December 31, 2024 and 2023 (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Revenues
Product sales and other	$—	$672	$(672)	(100.0)%
Research and development services	1,509	—	1,509	N/A
Total revenues	1,509	672	837	124.6%
Cost of revenues
Product sales and other	—	1,716	(1,716)	(100.0)%
Research and development services	1,415	—	1,415	N/A
Total cost of revenues	1,415	1,716	(301)	(17.5)%
Gross profit (loss)	94	(1,044)	1,138	(109.0)%
Operating expenses
Research and development	37,004	82,240	(45,236)	(55.0)%
Selling, general and administrative	24,382	42,611	(18,229)	(42.8)%
Exit and termination costs	3,007	11,474	(8,467)	(73.8)%
Total operating expenses	64,393	136,325	(71,932)	(52.8)%
Loss from operations	(64,299)	(137,369)	73,070	(53.2)%
Interest income	12,216	13,808	(1,592)	(11.5)%
Gain on disposal of assets	3	1	2	200.0%
Other income, net	32	50	(18)	(36.0)%
Net loss	$(52,048)	$(123,510)	$71,462	(57.9)%

Net loss per share, basic and diluted	$(0.30)	$(0.68)	$0.38	(55.9)%

Weighted-average shares outstanding, basic and diluted	174,915,487	181,411,069	(6,495,582)	(3.6)%
Revenue and Cost of Revenues
In the fourth quarter of 2024, we began recognizing revenue for R&D services performed as both a prime and subcontractor to the United States government. Revenue for R&D services increased $1.5 million and associated cost of revenues increased $1.4 million.
Revenue associated with our hybrid products decreased $0.7 million and associated cost of revenues decreased $1.7 million as a result of our strategic review and decision to discontinue our powertrain business.
Research and Development
R&D expenses decreased $45.2 million due to:
•a decrease of $63.6 million for the design and testing of our Hypertruck ERX system due to our strategic decision to wind down our powertrain business; offset by
•an increase of $18.4 million for the design and testing of our KARNO stationary generator.

Selling, General and Administrative
Selling, general, and administrative expenses decreased $18.2 million primarily due to wind down of our powertrain business:
•a decrease of $9.3 million in personnel and benefits;
•a decrease of $3.7 million in professional services;
•a decrease of $1.1 million in marketing; and
•a decrease of $1.1 million in insurance.
Exit and Termination Costs
On November 7, 2023, the Board approved a strategic plan to wind down its powertrain business and preserve technology relating to the powertrain business, to better align its workforce with the Company’s future needs, and to reduce the Company’s operating costs (the “Plan”). Exit and termination costs decreased by $8.5 million as a result of the adoption of the Plan and items discussed in Note 2 of the notes to the consolidated financial statements, including recoveries from assets sold.
Interest Income
Interest income decreased $1.6 million primarily due to the decline in our investment balance.
Cash Flows
Net cash, cash equivalents and restricted cash provided by or used in operating activities, investing activities and financing activities is summarized as follows for the periods indicated and should be read in conjunction with our consolidated financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K (in thousands):

	Year Ended December 31,
	2024	2023
Cash from operating activities	$(56,738)	$(116,962)
Cash from investing activities	59,493	18,308
Cash from financing activities	(14,327)	(15)
	$(11,572)	$(98,669)
Cash from Operating Activities
For the year ended December 31, 2024, cash flows used in operating activities were $56.7 million. Cash used primarily related to a net loss of $52.0 million, adjusted for $14.6 million change in working capital accounts and $9.9 million in certain non-cash expenses (including $6.5 million related to carrying value adjustments to assets held for sale offset by $2.9 million in gains on asset sales, $4.6 million related to share-based compensation, and $1.6 million related to lease charges, inclusive of $1.1 million received for tenant improvements).
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
Cash from Investing Activities
For the year ended December 31, 2024, cash flows provided by investing activities were $59.5 million. Cash provided related to the purchase of investments totaling $96.3 million and property and equipment of $16.5 million, offset by the sale or maturity of investments of $166.9 million and proceeds from sale of property and equipment of $5.4 million.
For the year ended December 31, 2023, cash flows used in investing activities were $18.3 million. Cash used primarily related to the purchase of investments totaling $189.7 million and property and equipment of $7.4 million, offset by the sale or maturity of investments of $215.4 million.
Cash from Financing Activities
For the year ended December 31, 2024, cash flows used in financing activities were $14.3 million, primarily due to stock repurchases.
For the year ended December 31, 2023, cash flows used in financing activities were nil.

Liquidity and Capital Resources
At December 31, 2024, our current assets were $131.0 million, consisting primarily of cash and cash equivalents of $9.2 million, short-term investments of $110.9 million, and prepaid expenses of $6.4 million. Our current liabilities were $14.3 million primarily comprised of accounts payable, accrued expenses and operating lease liabilities. We also had $99.6 million of investments in longer-term liquid securities which we maintain to generate higher income on capital that we do not expect to spend in the next 12 months.
We believe the credit quality and liquidity of our investment portfolio at December 31, 2024 is strong and will provide sufficient liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply and demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity whereby no investment security may have a final maturity of more than 36 months from the date of acquisition or a weighted average maturity exceeding 18 months. Eligible investments under the Company’s investment policy bearing a minimum credit rating of A1, A-1, F1 or higher for short-term investments and A2, A, or higher for longer-term investments include money market funds, commercial paper, certificates of deposit and municipal securities. Additionally, all of our debt securities are classified as held-to-maturity as we have the intent and ability to hold these investment securities to maturity, which minimizes any realized losses that we would recognize prior to maturity. However, even with this approach we may incur investment losses as a result of unusual or unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.
Based on our past performance, we believe our current and long-term assets will be sufficient to continue and execute on our business strategy and meet our capital requirements for the next twelve months. Our primary short-term cash needs are costs associated with KARNO generator development, building our initial deployment units and capital investments for additive printer acquisitions. Longer term, our capital needs will be determined by our go-to-market strategy as well as governmental R&D, which may include development of our own KARNO generator manufacturing capacity or outsourcing this work to third parties or business partners. In December 2023, we announced an authorized share repurchase program to repurchase up to $20 million of our outstanding common stock. We repurchased $14.0 million in common stock during the year ended December 31, 2024 but have currently paused any additional repurchases under this program. Based on current projections of operating expenses, capital spending, working capital growth and historical share repurchases, we expect to have approximately $160 million in cash, short-term and long-term investments remaining on our balance sheet at the end of 2025.
We expect to continue to incur net losses in the short term, as we continue to execute on our strategic initiatives by completing the development and commercialization of the KARNO generator with anticipated initial customer deployments in 2025. However, actual results could vary materially and adversely as a result of a number of factors including, but not limited to, those discussed in Part I, Item 1A. “Risk Factors.”
The amount and timing of our future funding requirements, if any, will depend on many factors, including the scope and results of our R&D efforts, the breadth of product offerings we plan to commercialize, the growth of sales, working capital needs, and our long-term manufacturing plan for the KARNO generator including the pace of investments in additive manufacturing assets, methods of financing these investments, as well as factors that are outside of our control. We regularly evaluate our funding needs and sources of capital and may seek external funding in the appropriate circumstances.
During the periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.
Contractual Obligations and Capital Resources
We manage our use of cash in the operation of our business to support the execution of our primary strategic goals including the design, development and sale of the KARNO generator. We primarily use cash for R&D activities, capital investments and general and administrative costs.
Our cash requirements beyond twelve months include:
•Leases — Refer to Note 8 of the notes to the consolidated financial statements for further information of our obligations and the timing of expected payments.
•Purchase Commitments — Purchase obligations include non-cancelable purchase commitments related to materials purchase agreements and volume commitments which are entered into from time to time. As of December 31, 2024, there were no such non-cancelable purchase commitments. Refer to Note 2 of the notes to the consolidated financial statements for further information on our exit obligations and the timing of expected payments.
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
Revenue Recognition
The Company performs under three contracts as both a prime and subcontractor to the United States government to provide R&D services, primarily to research the suitability of its KARNO generator for Navy ships and stationary power applications on a best effort cost-plus-fixed fee basis. The transaction price allocated to the remaining unsatisfied performance obligations under these contracts was up to $15.7 million as of December 31, 2024, which is expected to be recognized in 2025 and 2026. There is a single research and development services performance obligation in each of these contracts that is measured over time as the services are performed. The Company generally invoices monthly which corresponds directly with the value to the customers of the performance completed to date, and recognizes revenue in the amount that it has a right to invoice. Payment is ordinarily due within 90 days of invoice submission.
Inventories
Through December 31, 2024, we have not yet commercialized the KARNO generator. Costs incurred for components acquired prior to our determination of reaching a commercial stage are expensed as R&D costs, resulting in zero cost basis for those components. As a result, moving-average prices for inventory that is capitalized in future periods may be significantly affected by those zero cost items. Inventory is consumed in the performance of R&D revenue contracts in the quarter in which it is purchased and we therefore do not record inventory at each reporting period pertaining to these contracts.
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
If factors change, and we utilize different assumptions including the probability of achieving performance conditions, share-based compensation cost on future award grants may differ significantly from share-based compensation cost recognized on past award grants. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate any remaining unearned share-based compensation cost or incur incremental cost. Share-based compensation cost affects our R&D and selling, general and administrative expenses.
We granted 2.7 million restricted stock units in 2024 that will vest between February 13, 2025 and December 31, 2026 contingent upon achieving time-based requirements. These awards were valued at $0.83 per unit using fair value hierarchy Level III inputs including an underlying share volatility of 90% and a risk-free rate of 4.35%.

Income Taxes
We recognize deferred taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. At December 31, 2024, we had federal net operating loss carryforwards of $346.2 million and state net operating loss carryforwards of $12.5 million that expire in various years starting in 2036. The Company also has R&D credits of $4.7 million that begin to expire in 2037.
Deferred tax assets are regularly assessed to determine the likelihood they will be realized from future taxable income. A valuation allowance is established when we believe it is not more likely than not all or some of a deferred tax asset will be realized. In evaluating our ability to recover deferred tax assets within the jurisdiction in which they arise, we consider all available positive and negative evidence. Factors reviewed include the cumulative pre-tax book income for the past three years, scheduled reversals of deferred tax liabilities, our history of earnings and reliable forecasting, projections of pre-tax book income over the foreseeable future, and the impact of any feasible and prudent tax planning strategies. Due to cumulative losses over recent years and based on all available positive and negative evidence, we have determined that it is not more likely than not that our net deferred tax assets will be realizable as of December 31, 2024. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense or an income tax benefit for the period in which the release is recorded.
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
See Recent Accounting Pronouncements under Note 3 – Summary of Significant Accounting Policies in the notes to the 2024 consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.
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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Hyliion Holdings Corp. a Delaware corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Change in accounting principle
As discussed in Note 3 to the consolidated financial statements, the Company has adopted new accounting guidance in 2024 related to the disclosure of segment information in accordance with ASU 2023-07, Segment Reporting (Topic 280). The adoption was retrospectively applied to 2023.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Dallas, Texas
February 25, 2025

HYLIION HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$9,227	$12,881
Accounts receivable, net	1,923	40
Prepaid expenses and other current assets	6,401	18,483
Short-term investments	110,918	150,297
Assets held for sale	2,563	—
Total current assets	131,032	181,701

Property and equipment, net	25,920	9,987
Operating lease right-of-use assets	5,431	7,070
Other assets	1,079	1,439
Long-term investments	99,584	128,186
Total assets	$263,046	$328,383

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,243	$4,224
Current portion of operating lease liabilities	2,426	847
Accrued expenses and other current liabilities	6,622	10,051
Total current liabilities	14,291	15,122

Operating lease liabilities, net of current portion	4,366	6,792
Other liabilities	—	203
Total liabilities	18,657	22,117

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 184,428,472 and 183,071,317 shares issued as of December 31, 2024 and 2023, respectively; 173,818,402 and 183,034,255 shares outstanding as of December 31, 2024 and 2023, respectively	18	18
Additional paid-in capital	408,315	404,045
Treasury stock, at cost; 10,610,070 and 37,062 shares as of December 31, 2024 and 2023, respectively	(14,132)	(33)
Accumulated deficit	(149,812)	(97,764)
Total stockholders’ equity	244,389	306,266
Total liabilities and stockholders’ equity	$263,046	$328,383
The accompanying notes are an integral part of these consolidated financial statements.

HYLIION HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenues
Product sales and other	$—	$672
Research and development services	1,509	—
Total revenues	1,509	672
Cost of revenues
Product sales and other	—	1,716
Research and development services	1,415	—
Total cost of revenues	1,415	1,716
Gross profit (loss)	94	(1,044)
Operating expenses
Research and development	37,004	82,240
Selling, general and administrative	24,382	42,611
Exit and termination costs	3,007	11,474
Total operating expenses	64,393	136,325
Loss from operations	(64,299)	(137,369)
Interest income	12,216	13,808
Gain on disposal of assets	3	1
Other income, net	32	50
Net loss	$(52,048)	$(123,510)

Net loss per share, basic and diluted	$(0.30)	$(0.68)

Weighted-average shares outstanding, basic and diluted	174,915,487	181,411,069
The accompanying notes are an integral part of these consolidated financial statements.

HYLIION HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	179,826,309	$18	—	$—	$397,810	$25,746	$423,574
Exercise of common stock options and vesting of restricted stock units, net	3,245,008	—	—	—	18	—	18
Share-based compensation	—	—	—	—	6,217	—	6,217
Repurchase of treasury stock	—	—	(37,062)	(33)	—	—	(33)
Net loss	—	—	—	—	—	(123,510)	(123,510)
Balance at December 31, 2023	183,071,317	18	(37,062)	(33)	404,045	(97,764)	306,266
Exercise of common stock options and vesting of restricted stock units, net	1,357,155	—	—	—	(345)	—	(345)
Share-based compensation	—	—	—	—	4,615	—	4,615
Repurchase of treasury stock	—	—	(10,573,008)	(14,099)	—	—	(14,099)
Net loss	—	—	—	—	—	(52,048)	(52,048)
Balance at December 31, 2024	184,428,472	$18	(10,610,070)	$(14,132)	$408,315	$(149,812)	$244,389
The accompanying notes are an integral part of these consolidated financial statements.

HYLIION HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(52,048)	$(123,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,147	3,511
Amortization and accretion of investments, net	(3,078)	(2,868)
Noncash lease expense	1,639	1,496
Inventory write-down	—	1,139
Gain on disposal of assets, including assets held for sale	(2,850)	(1)
Share-based compensation	4,615	6,217
Carrying value adjustment to assets held for sale	6,464	—
Change in operating assets and liabilities:
Accounts receivable	(1,883)	1,096
Inventory	—	(1,065)
Prepaid expenses and other assets	(5,444)	463
Accounts payable	(2,865)	1,356
Accrued expenses and other liabilities	(3,588)	(3,020)
Operating lease liabilities	(847)	(1,776)
Net cash used in operating activities	(56,738)	(116,962)

Cash flows from investing activities
Purchase of property and equipment	(16,525)	(7,401)
Proceeds from sale of property and equipment	5,385	2
Payments for security deposit	—	(45)
Purchase of investments	(96,253)	(189,670)
Proceeds from sale and maturity of investments	166,886	215,422
Net cash provided by investing activities	59,493	18,308

Cash flows from financing activities
Proceeds from exercise of common stock options	67	257
Taxes paid related to net share settlement of equity awards	(412)	(239)
Repurchase of treasury stock	(13,982)	(33)
Net cash used in financing activities	(14,327)	(15)

Net decrease in cash and cash equivalents and restricted cash	(11,572)	(98,669)
Cash and cash equivalents and restricted cash, beginning of period	21,464	120,133
Cash and cash equivalents and restricted cash, end of period	$9,892	$21,464
The accompanying notes are an integral part of these consolidated financial statements.

HYLIION HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except as separately indicated)
Note 1. Description of Organization and Business Operations and Basis of Presentation
Overview
Hyliion Holdings Corp. is a Delaware corporation headquartered in Cedar Park, Texas, that designs and develops power generators for stationary and mobile applications and provides research and development (“R&D”) services. References to the “Company,” “Hyliion,” “we,” or “us” in this report refer to Hyliion Holdings Corp. and its wholly owned subsidiary, unless expressly indicated or the context otherwise requires.
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
These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is an early-stage growth company and has generated negative cash flows from operating activities since inception. At December 31, 2024, the Company had total equity of $244.4 million, inclusive of cash and cash equivalents of $9.2 million and total investments of $210.5 million. Based on this, the Company has sufficient funds to continue to execute its business strategy for the next twelve months from the issuance date of the financial statements included in this Annual Report on Form 10-K.

Note 2. Disposals
On November 7, 2023, the Board of the Company approved a strategic plan to wind down its powertrain business and preserve the related intellectual property (the “Plan”). As part of the Plan, the Company will continue to focus on commercialization of its KARNO generator technology. We have not accounted for the impacts of the Plan as a discontinued operation through December 31, 2024 as we have not abandoned or sold the underlying intellectual property and continue wind down activities. We expect to complete wind down activities in the fourth quarter of fiscal year 2025.
Total charges and expenses related to the Plan of $3.0 million and $11.5 million for the years ended December 31, 2024 and 2023, respectively, inclusive of recoveries from assets sold and charges to assets held for sale discussed below, are included in exit and termination costs in the consolidated statements of operations. The change in total liabilities associated with the Plan is included within accrued expenses and other current liabilities as presented in Note 10, and accounts payable, and is summarized as follows (in millions):

	December 31, 2023	Charged to Expense (Benefit)	Costs Paid or Settled	December 31, 2024
Employee severance and retention	$1.1	$—	$(1.0)	$0.1
Contract terminations	6.5	(0.8)	(5.1)	0.6
Warranty obligations	0.4	(0.3)	—	0.1
	$8.0	$(1.1)	$(6.1)	$0.8

	December 31, 2022	Charged to Expense	Costs Paid or Settled	December 31, 2023
Employee severance and retention	$—	$1.2	$(0.1)	$1.1
Contract terminations	—	8.2	(1.7)	6.5
Warranty obligations	0.5	0.1	(0.2)	0.4
	$0.5	$9.5	$(2.0)	$8.0
The above estimates of the cash expenditures and charges that the Company expects to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions and actual amounts may differ materially from estimates. In addition, the Company may incur other cash expenditures or charges not currently contemplated due to unanticipated events.
Assets Held for Sale
Through the quarter ended December 31, 2024, certain assets of our powertrain business, including Class 8 semi-trucks and capital equipment, were being actively marketed for sale, and we were actively locating buyers for these assets at prices that were reasonable in relation to their current fair value and the assets were available for immediate sale in their present condition. At the time of initial classification as held for sale, we estimated that the sale of these assets was expected to be completed within one year and it was unlikely that significant changes to the plan of sale would be made. We review assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to their estimated fair values less costs to sell.
We had assets held for sale of $2.6 million and nil consisting of property and equipment in connection with the Plan at their fair value less costs to sell at December 31, 2024 and 2023, respectively. We used fair value hierarchy Level III inputs including comparable assets, adjusted for condition, and recorded charges of $6.5 million and nil included in exit and termination costs in the consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively. The estimates of fair value less costs to sell are subject to a number of assumptions and actual amounts may differ materially from estimates.
We recorded net benefits for recoveries related to asset sales of $2.8 million and nil included in exit and termination costs in the consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively and included in gain on disposal of assets in the consolidated statements of cash flows for the years ended December 31, 2024 and 2023, respectively.
Note 3. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of expenses during the reporting period. The Company’s most significant estimates and judgments involve revenue, assets held for sale, income taxes and valuation of share-based compensation. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s consolidated financial statements.
Segment Information
ASC 280, Segment Reporting, defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company operates as a single operating segment from which all revenue and net income (loss) is derived and for which all assets are attributed. The Company’s CODM is the chief executive officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM uses net income (loss) to manage the business and does not segment the business for internal reporting or decision making.
The significant expense categories and amounts that are regularly provided to the CODM and included in the reported measure of segment loss for the years ended December 31, 2024 and 2023 are summarized as follows (in millions):

	Year Ended December 31,
	2024	2023
Total revenues	$1.5	$0.7
Total cost of revenues	1.4	1.7
Gross profit (loss)	0.1	(1.0)

Administrative and office	7.7	12.4
Depreciation and amortization	3.1	2.4
Facilities	5.1	5.0
Personnel	24.3	46.7
Product development, exclusive of other costs presented	15.0	34.0
Professional services	5.2	21.7
Exit and termination costs	3.0	11.5
Other operating expense	1.0	2.6
Total operating expenses	64.4	136.3
Other income, net	12.3	13.8
Net loss	$(52.0)	$(123.5)
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

Restricted Cash
The Company provided a supplier with a letter of credit for $7.9 million in the fourth quarter of 2023 to secure the performance of the Company, backed by a restricted cash deposit to pay any draws on the letter of credit by the supplier. The Company was released from this letter of credit in the first quarter of 2024.
The Company has provided its corporate headquarters lessor with a letter of credit for $0.7 million to secure the performance of the Company’s lease obligations, backed by a restricted cash deposit to pay any draws on the letter of credit by the lessor.
Total cash and cash equivalents and restricted cash as presented in the consolidated statements of cash flows is summarized as follows:

	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$9,227	$12,881	$119,468
Restricted cash included in prepaid expenses and other current assets	—	7,918	—
Restricted cash included in other assets	665	665	665
	$9,892	$21,464	$120,133
Accounts Receivable
Accounts receivable are stated at a gross invoice amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained at a level considered adequate to provide for potential account losses on the balance based on the Company’s evaluation of the anticipated impact of current economic conditions, changes in the character and size of the balance, past and expected future loss experience and other pertinent factors. At December 31, 2024 and 2023, accounts receivable included amounts receivable from customers of $1.5 million and nil, respectively. At December 31, 2024 and 2023 there was no allowance for doubtful accounts on customer receivables.
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
Inventories
Through December 31, 2024, we have not yet commercialized the KARNO generator. Costs incurred for components acquired prior to our determination of reaching a commercial stage are expensed as R&D costs, resulting in zero cost basis for those components. As a result, moving-average prices for inventory that is capitalized in future periods may be significantly affected by those zero cost items. Inventory is consumed in the performance of contracts for R&D services in the quarter in which it is purchased, including certain allocations of overhead costs, and we therefore do not record inventory at each reporting period pertaining to these contracts.
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
Property and Equipment, Net
Property and equipment, net is stated at cost less accumulated depreciation, or if acquired in a business combination, at allocated fair value at the date of acquisition. Depreciation is calculated using the straight-line method, based upon the following estimated useful lives:

Production machinery and equipment	2 to 12 years
Vehicles	3 to 7 years
Leasehold improvements	shorter of lease term or 7 years
Furniture and fixtures	3 years
Computers and related equipment	3 to 7 years
Major renewals and improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed as incurred. When property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is recorded in the consolidated statement of operations as a component of other income (expense). All long-lived assets are located in the U.S.
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
Product Sales
The Company has historically generated revenues from sales of hybrid systems for Class 8 semi-trucks and limited quantities of Class 8 semi-trucks outfitted with the hybrid system. We recognized revenue on Hybrid system sales and Class 8 semi-trucks outfitted with Hybrid systems upon delivery to, and acceptance of the vehicle by, the customer, which is when control transferred. Contracts were reviewed for significant financing components and payments were typically received within 30 days of delivery. The sale of a Hybrid system to an end-use fleet customer consisted of a completed modification to the customer vehicle and the installation services involved significant integration of the Hybrid system with the customer’s vehicle. Installation services were not distinct within the context of the contract and together with the sale of the Hybrid system represented a single performance obligation. We did not offer any sales returns. Amounts billed to customers related to shipping and handling were classified as revenue, and we elected to recognize the cost for freight and shipping when control transferred to the customer as a cost of revenue. Our policy was to exclude taxes collected from customers from the transaction price of contracts. The Company has discontinued the electrified powertrain systems business and shifted to focus on the development and commercialization of the fuel-agnostic KARNO generator technology.
U.S. Government Contracts
The Company was performing under two contracts as both a prime and subcontractor to the United States government to provide R&D services. The larger of these two contracts was modified and accounted for as a new contract in the quarter ending December 31, 2024. These contracts were not accounted for as revenue prior to September 30, 2024 as they were not in the ordinary course of business and the counterparties were not customers under GAAP. In September 2024, the Company was awarded a best effort cost-plus-fixed fee contract up to $16.0 million by the United States Department of the Navy’s Office of Naval Research (“ONR”) to research the suitability of its KARNO generator for Navy ships and stationary power applications. Under the agreement, the Company will provide R&D services through September 2026, including delivery of up to seven KARNO generators. The ONR contract represented a significant change in business strategy toward providing R&D activities in the ordinary course of business in addition to developing power generators for stationary and mobile applications. The Company now accounts for all three contracts under ASC 606 beginning in the quarter ending December 31, 2024. The remaining amounts of revenue that we may recognize under these contracts was up to $15.7 million as of December 31, 2024, which is expected to be recognized in 2025 and 2026.
There is a single research and development services performance obligation in each of these contracts that is measured over time as the services are performed. The Company generally invoices monthly which corresponds directly with the value to the customers of the performance completed to date, and recognizes revenue in the amount that it has a right to invoice. Payment is ordinarily due within 90 days of invoice submission. Cost of R&D services revenue includes labor, allocated fringe and overhead, and inventory.
All revenue in the year ended December 31, 2024 was recognized over time and all revenue in the year ended December 31, 2023 was recognized at a point in time. The portion of our revenues from significant customers is summarized as follows and is attributable to the U.S.:

	Year Ended December 31,
	2024	2023
Customer A	88%	—%
Customer B	12	—
Customer C	—	65
Customer D	—	25
	100%	90%
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
Marketing, Promotional and Advertising Costs
Marketing, promotional and advertising costs are expensed as incurred and are included as an element of selling, general and administrative expense in the consolidated statement of operations. Marketing, promotional and advertising costs were $0.1 million and $1.3 million for the years ended December 31, 2024 and 2023, respectively.
Research and Development Expense
R&D costs did not meet the requirements to be recognized as an asset as the associated future benefits were at best uncertain and there was no alternative future use at the time the costs were incurred. R&D costs include, but are not limited to, outsourced engineering services, allocated facilities costs, depreciation on equipment utilized in R&D activities, internal engineering and development expenses, materials, internally-developed software and employee related expenses (including salaries, benefits, travel, and share-based compensation) related to development of the Company’s products and services.
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
If factors change, and we utilize different assumptions including the probability of achieving performance conditions, share-based compensation cost on future award grants may differ significantly from share-based compensation cost recognized on past award grants. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate any remaining unearned share-based compensation cost or incur incremental cost. Share-based compensation cost primarily affects our R&D and selling, general and administrative expenses.
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
Due to the Company’s history of losses since inception, the net deferred tax assets have been fully offset by a valuation allowance at December 31, 2024 and 2023. Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. For the years ended December 31, 2024 and 2023, there were no uncertain tax positions taken or expected to be taken in the Company’s tax returns.
Net Loss Per Share
Basic loss per share (“EPS”) is computed by dividing net loss (the numerator) by the weighted average number of common shares outstanding for the period (the denominator). Diluted EPS attributable to common shareholders is computed by adjusting net loss by the weighted average number of common shares and potential common shares outstanding (if dilutive) during each period. Potential common shares include shares issuable upon exercise of stock options and vesting of restricted stock awards

(see Note 7). The number of potential common shares outstanding are calculated using the treasury stock or if-converted method.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), and clarified by ASU 2025-01, to enable investors to better understand the major components of an entity’s income statement. The pronouncement is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and we expect a material impact to our disclosures as a result of adoption.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), to enhance transparency and decision usefulness of income tax disclosures. The pronouncement is effective for fiscal years beginning after December 15, 2024 and we expect a material impact to our disclosures as a result of adoption.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve the disclosures about a public entity’s reportable segments. The pronouncement is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the year ended December 31, 2024 and updated its related disclosures.
Note 4. Investments
The amortized cost, unrealized gains and losses, and fair value, and maturities of our held-to-maturity investments at December 31, 2024 and 2023 are summarized as follows:

		Fair Value Measurements at December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$979	$3	$—	$982
U.S. government agency bonds	17,490	6	(54)	17,442
State and municipal bonds	10,924	10	—	10,934
Corporate bonds and notes	181,109	369	(152)	181,326
	$210,502	$388	$(206)	$210,684

		Fair Value Measurements at December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$35,218	$18	$(10)	$35,226
U.S. government agency bonds	27,602	56	(186)	27,472
State and municipal bonds	15,262	1	(48)	15,215
Corporate bonds and notes	200,401	515	(255)	200,661
	$278,483	$590	$(499)	$278,574

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$110,918	$111,170	$150,297	$149,934
Due after one year through five years	99,584	99,514	128,186	128,640
	$210,502	$210,684	$278,483	$278,574

Note 5. Fair Value Measurements
The fair value measurements of our financial assets at December 31, 2024 and 2023 are summarized as follows:

	Fair Value Measurements at December 31, 2024
	Level I	Level II	Level III	Total
Cash and cash equivalents	$9,227	$—	$—	$9,227
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	982	—	982
U.S. government agency bonds	—	17,442	—	17,442
State and municipal bonds	—	10,934	—	10,934
Corporate bonds and notes	—	181,326	—	181,326
	$9,892	$210,684	$—	$220,576

	Fair Value Measurements at December 31, 2023
	Level I	Level II	Level III	Total
Cash and cash equivalents	$12,881	$—	$—	$12,881
Restricted cash	8,583	—	—	8,583
Held-to-maturity investments:
Commercial paper	—	35,226	—	35,226
U.S. government agency bonds	—	27,472	—	27,472
State and municipal bonds	—	15,215	—	15,215
Corporate bonds and notes	—	200,661	—	200,661
	$21,464	$278,574	$—	$300,038
Note 6. Capital Structure
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s Board is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, option or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At December 31, 2024 and 2023, there were no shares of preferred stock issued and outstanding.
Common Stock
At December 31, 2024, the following shares of common stock were reserved for future issuance:

Unexercised stock options outstanding under 2016 Equity Incentive Plan	188,229
Shares granted and unvested under 2020 Equity Incentive Plan	6,090,445
Authorized for future grant under 2024 Equity Incentive Plan	11,015,317
Authorized for future issuance under the Hyliion Holdings Corp. Employee Stock Purchase Plan	1,800,000
19,093,991
Treasury Stock
In December 2023, we announced a share repurchase program which has no expiration date, authorizing the repurchase of up to $20.0 million in shares.
Note 7. Share-Based Compensation
2024 Equity Incentive Plan
On May 21, 2024, the Company’s shareholders approved a new long-term incentive award plan (the “2024 Plan”). The 2024 Plan is administered by the Board and the compensation committee. The selection of participants, allotment of shares, determination of price and other conditions are approved by the Board and the compensation committee at its sole discretion in order to attract and retain personnel instrumental to the success of the Company. Under the 2024 Plan, the Company may grant awards covering up to 8,000,000 shares of common stock, plus the amount of authorized but unissued shares under the 2020

Plan, the number of shares relating to awards under the 2020 Plan that are cancelled, lapsed, or are forfeited, and the number of shares withheld to satisfy a holder’s tax obligations. Grants under the 2024 Plan may be in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other awards to our employees, directors, and consultants. No stock options have been granted under the 2024 Plan.
Employee and director restricted stock units (“RSUs”) for which a grant date has been established generally vest over one to three years from the date of grant. These awards generally become available to the recipient upon the satisfaction of a vesting condition based on a period of service.
Activity in the 2024 Plan for the years ended December 31, 2024 and 2023 is summarized as follows:

	Number of Units	Weighted Average Grant Date Fair Value (in Dollars)
Unvested at December 31, 2023	—	$—
Granted	232,176	1.81
Unvested at December 31, 2024	232,176	$1.81
Share-based compensation expense under the 2024 Plan for the years ended December 31, 2024 and 2023 was nil. The fair value of RSUs that vested during the years ended December 31, 2024 and 2023 was nil. There was $0.4 million of unrecognized compensation expense related to the 2024 Plan at December 31, 2024, which is expected to be recognized over the remaining vesting periods, subject to forfeitures, with a weighted-average period of 2.7 years.
2020 Equity Incentive Plan
On October 1, 2020, the Company’s shareholders approved a new long-term incentive award plan (the “2020 Plan”) in connection with the business combination agreement and plan of reorganization, pursuant to which SHLL Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Tortoise Acquisition Corp., a Delaware corporation, merged with and into the Company on June 18, 2020. The 2020 Plan is administered by the Board and the compensation committee. The selection of participants, allotment of shares, determination of price and other conditions are approved by the Board and the compensation committee at its sole discretion in order to attract and retain personnel instrumental to the success of the Company. Under the 2020 Plan, the Company may grant an aggregate of 12,200,000 shares of common stock in the form of nonstatutory stock options, incentive stock options, SARs, restricted stock awards, performance awards and other awards. No stock options have been granted under the 2020 Plan. No further grants can be made under the 2020 Plan.
We granted 2.7 million market-conditioned restricted stock units in 2024 that vested between February 13, 2025 and December 31, 2026 contingent upon achieving underlying closing stock price thresholds. Through December 31, 2024, there was achievement of underlying closing stock price thresholds on 100% of these awards which will vest between August 2025 and December 2026. These awards were valued at $0.83 per unit using fair value hierarchy Level III inputs including an underlying share volatility of 90% and a risk-free rate of 4.35%.
Employee and director RSUs generally vest over one to three years from the date of grant. These awards become available to the recipient upon the satisfaction of a vesting condition based on a period of service, and performance and market conditions (for certain awards to employees).

Activity in the 2020 Plan for the years ended December 31, 2024 and 2023 is summarized as follows:

	Number of Units	Weighted Average Grant Date Fair Value (in Dollars)
Unvested at December 31, 2022[1]	2,769,100	$5.51
Granted[2]	2,192,900	2.57
Vested	(1,350,172)	5.28
Forfeited[3]	(860,505)	4.53
Unvested at December 31, 2023[4]	2,751,323	3.59
Granted	5,878,591	1.05
Vested	(1,267,658)	3.87
Forfeited	(1,271,811)	2.61
Unvested at December 31, 2024	6,090,445	$1.28
1 Excludes 1,336,667 shares underlying RSU awards with performance conditions, which have not been accounted for because no accounting grant date has been established.
2 Excludes 25,000 shares underlying RSU awards with performance conditions, which have not been accounted for because no accounting grant date has been established.
3 Excludes 59,584 shares underlying RSU awards with performance conditions, which have not been accounted for because no accounting grant date has been established.
4 Excludes 633,750 shares underlying RSU awards with performance conditions, which have not been accounted for because no accounting grant date has been established. These excluded shares were not granted during the year ended December 31, 2024.
Share-based compensation expense under the 2020 Plan for the years ended December 31, 2024 and 2023 was $4.6 million and $6.2 million, respectively. The fair value of RSUs that vested during the years ended December 31, 2024 and 2023 was $2.3 million and $2.8 million, respectively. There was $4.6 million of unrecognized compensation expense related to the 2020 Plan at December 31, 2024, which is expected to be recognized over the remaining vesting periods, subject to forfeitures, with a weighted-average period of 1.8 years.
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

Activity in the 2016 Plan for the years ended December 31, 2024 and 2023 is summarized as follows:

	Number of Options	Weighted Average Exercise Price (in Dollars)	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2022	2,541,439	$0.15	3.7 years
Exercised	(1,936,018)	0.13
Forfeited	(82,450)	0.22
Outstanding at December 31, 2023	522,971	0.20	4.3 years
Exercised	(325,175)	0.21
Forfeited	(9,567)	0.23
Outstanding at December 31, 2024	188,229	$0.20	4.7 years

Exercisable at December 31, 2024	188,229	$0.20	4.7 years
At December 31, 2024, the options outstanding and exercisable had an intrinsic value of $0.5 million and $0.3 million, respectively. There were no options with an exercise price greater than the market price on December 31, 2024 to exclude from the intrinsic value computation. The intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $0.4 million and $2.4 million, respectively. Share-based compensation expense under the 2016 Plan for the years ended December 31, 2024 and 2023 was nil and there was no unrecognized compensation expense related the 2016 Plan at December 31, 2024.
Employee Stock Purchase Plan
The Company has an authorized employee stock purchase plan (the “ESPP”) that would enable employees to contribute up to 15% of their base compensation toward the purchase of the Company’s common stock at 85% of its market value on the first or last day of each offering period. The ESPP was not implemented through December 31, 2024.
Note 8. Leases
The Company enters into operating leases for its corporate office, temporary offices, vehicles and equipment. In addition, the Company may enter into arrangements whereby portions of the leased premises are subleased to third parties and are classified as operating leases.
In December 2021, the Company amended the lease for its corporate office. This amendment increased the amount of space under the original lease, adjusted the monthly lease payments, and decreased the term of the lease to April 2027. The lease amendment includes the option to extend the term for up to two consecutive terms of three years, which was not reasonably certain to be exercised at the modification date.
The Company’s corporate office lease has a term through 2027 and includes the option to extend the term for up to two consecutive terms of five years, which was not reasonably certain to be exercised at the commencement date.
The following table provides a summary of the components of lease operating costs which are primarily included within R&D and selling, general and administrative expense:

	Year Ended December 31,
	2024	2023
Operating lease costs:
Operating lease cost	$2,476	$2,239
Short-term lease cost	42	508
Variable lease cost	658	682
Total operating lease costs	$3,176	$3,429

The following table provides the weighted-average lease terms and discount rates used for the Company’s operating leases:

	December 31,
	2024	2023
Weighted-average remaining lease term:
Operating leases	2.6 years	3.6 years

Weighted-average discount rate:
Operating leases	8.6%	8.7%
The following table provides a summary of operating lease liability maturities for the next five years and thereafter at December 31, 2024:

2025	$2,900
2026	2,988
2027	1,426
2028	306
2029	—
Thereafter	—
Total minimum lease payments	7,620
Less: imputed interest	(828)
Total lease obligations	$6,792
Note 9. Property and Equipment, Net
Property and equipment, net at December 31, 2024 and 2023 is summarized as follows:

	December 31,
	2024	2023
Production machinery and equipment	$27,846	$10,376
Vehicles	379	2,013
Leasehold improvements	4,313	2,236
Office furniture and fixtures	270	223
Computers and related equipment	2,113	1,963
	34,921	16,811
Less: accumulated depreciation	(9,001)	(6,824)
Total property and equipment, net	$25,920	$9,987
Depreciation expense for the years ended December 31, 2024 and 2023 totaled approximately $3.1 million and $3.2 million, respectively. For the year ended December 31, 2024, $0.4 million and $2.7 million was included in selling, general and administrative expenses and R&D expenses, respectively, in the consolidated statements of operations. For the year ended December 31, 2023, $0.6 million, $1.7 million, and $0.9 million was included in selling, general and administrative expenses, R&D expenses and exit and termination costs, respectively, in the consolidated statements of operations.
Note 10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities at December 31, 2024 and 2023 are summarized as follows:

	December 31,
	2024	2023
Accrued professional services and other	$1,823	$2,606
Accrued compensation and related benefits	3,280	1,510
Other accrued liabilities	746	1,922
Accrued severance, contract termination, and other charges	773	4,013
	$6,622	$10,051

Note 11. Income Taxes
The income tax provision for the years ended December 31, 2024 and 2023 is summarized as follows:

	Year Ended December 31,
	2024	2023
Current tax expense:
Federal	$—	$—
State	—	—
Total current tax expense	$—	$—

Deferred tax (benefit) expense:
Federal	$(10,493)	$(25,328)
State	—	—
Valuation allowance	10,493	25,328
Total deferred tax expense	$—	$—
The components of deferred taxes at December 31, 2024 and 2023 are summarized as follows:

	December 31,
	2024	2023
Deferred tax assets:
Federal net operating loss carryforwards	$72,697	$62,561
State net operating loss carryforwards	491	491
Operating lease obligation	1,426	1,604
Section 174 expenditures	28,445	26,444
R&D tax credit	4,714	4,714
Other	1,676	3,235
Intangible assets, net	5,159	5,522
Total deferred tax assets	114,608	104,571
Less: valuation allowance	(113,296)	(102,803)
Deferred tax assets, net of valuation allowance	1,312	1,768

Deferred tax liabilities:
Operating lease right of use asset, net	1,140	1,485
Property and equipment, net	172	283
Total deferred tax liabilities	1,312	1,768

Net deferred tax assets	$—	$—
The reconciliation of taxes at the federal statutory rate to the Company’s provision for income taxes for the years ended December 31, 2024 and 2023 is summarized as follows:

	Year Ended December 31,
	2024	2023
Provision at statutory rate of 21%	$(10,930)	$(25,937)
Other	437	609
Change in valuation allowance	10,493	25,328
	$—	$—
In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2024.
The Company had federal net operating loss carryforwards of $346.2 million and $297.9 million at December 31, 2024 and 2023, respectively. At December 31, 2024, $10.5 million of this amount will begin to expire in 2036 and the remaining $335.7 million has an indefinite carryforward period. The Company had state net operating loss carryforwards of $12.5 million and $12.5 million at December 31, 2024 and 2023, respectively, that will begin to expire beginning in 2036. The Company had federal and state R&D credits of $4.7 million that will begin to expire in 2037. The Company’s ability to utilize a portion of net operating loss carryforwards and credits to offset future taxable income, and tax, respectively, is subject to certain limitations under Section 382 of the Internal Revenue Code upon changes in equity ownership of the Company. Due to such limitation, $2.0 million of the Company’s net operating loss and less than $0.1 million of the Company’s R&D credits will expire unused, regardless of taxable income in future years.
The Company files a United States federal income tax return, as well as income tax returns in various states. The tax returns for years 2021 and thereafter remain open for examination. However, the taxing authorities have the ability to review the propriety of tax losses created in closed tax years to the extent such losses are utilized in an open tax year.
Note 12. Commitments and Contingencies
Economic Incentive Agreement
During the quarter ended March 31, 2024, in connection with our operations in Cedar Park, Texas, the Company entered into an agreement with the Cedar Park Economic Development Corporation (“EDC”) that superseded prior agreements, whereby the Company would receive cash grants up to $1.1 million from the EDC at various measurement dates during the term of the agreement contingent upon the Company fulfilling and maintaining certain occupancy, investment, and employment requirements. The requirements must be met on or before specific measurement dates and maintained throughout the term of the agreement, which expires effective December 31, 2029. The Company has received payments to date of $0.4 million which are refundable as applicable performance requirements were not met and are included within accrued expenses and other current liabilities as of December 31, 2024. Under the agreement, the EDC has the right to file a security interest to all assets of the Company.
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
Note 13. Net Loss Per Share
The computation of basic and diluted net loss per share for the years ended December 31, 2024 and 2023 is summarized as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(52,048)	$(123,510)

Denominator:
Weighted average shares outstanding, basic and diluted	174,915,487	181,411,069

Net loss per share, basic and diluted	$(0.30)	$(0.68)

Potential common shares excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the years ended December 31, 2024 and 2023 are summarized as follows:

	Year Ended December 31,
	2024	2023
Unexercised stock options	188,229	522,971
Unvested restricted stock units	6,322,621	3,385,073
	6,510,850	3,908,044
Note 14. Supplemental Cash Flow Information
Supplemental cash flow information for the years ended December 31, 2024 and 2023 is summarized as follows:

	Year Ended December 31,
	2024	2023
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$(1,687)	$(2,470)
Right-of-use assets obtained in exchange for lease obligations	$—	$2,096

	Year Ended December 31,
	2024	2023
Supplemental disclosure of noncash investing and financing activities:
Repurchase of treasury stock included in accrued expenses and other current liabilities	$117	$—
Acquisitions of property and equipment and intangible assets included in accounts payable and accrued expenses and other current liabilities	$3,884	$292
Note 15. Retirement Plan
The Company has adopted a 401(k) plan to provide all eligible employees a means to accumulate retirement savings on a tax-advantaged or post-tax basis. The 401(k) plan eligibility conditions require participants are at least 21 years old to participate. Eligibility entry date is the first of the month following date of hire, or the first of the month following the date the employee turns 21 years old. Plan participants may make elective contributions up to the maximum percentage of compensation and dollar amount allowed under the Internal Revenue Code and are always 100% vested in their elective contributions. The Company has also established a Profit Sharing plan in which the employer may make contributions on the employee’s behalf (“discretionary employer contributions”). The Company did not make any Profit Sharing contributions during the years ended December 31, 2024 and 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our Principal Executive Officer and Principal Financial Officer) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Based on our management’s evaluation (with the participation of our Principal Executive Officer and Principal Financial Officer), of the effectiveness of our internal controls over financial reporting as of December 31, 2024, which was based on the framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2024, our internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information regarding our executive officers required by Item 401 of Regulation S-K (which is included in Part I, Item 1 of this Annual Report on Form 10-K under “Information about our Executive Officers”), the information required by Item 10 will be contained in, and is hereby incorporated by reference to, our definitive proxy statement for the 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2024. This includes information regarding our Code of Business Conduct and Ethics.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2025 Proxy Statement, which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2025 Proxy Statement, which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2025 Proxy Statement, which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2024.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2025 Proxy Statement, which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2024.

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

10.6+
First Amendment to Industrial Lease, dated December 1, 2020, by and between IGX Brushy Creek, LLC and Hyliion Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K (File No. 001-38823) filed with the SEC on February 24, 2022).

10.7+
Second Amendment to Industrial Lease, dated June 2, 2021, by and between IGX Brushy Creek, LLC and Hyliion Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-38823) filed with the SEC on February 24, 2022).

10.8+
Third Amendment to Industrial Lease, dated December 17, 2021, by and between IGX Brushy Creek, LLC and Hyliion Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-38823) filed with the SEC on February 24, 2022).

10.9
Fourth Amendment to Industrial Lease, dated November 14, 2023, by and between GSNTR ATX 1200 BMC DRIVE OWNER LP, GSNTR ATX 1202 BMC DRIVE OWNER LP, and Hyliion Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K (file No. 001-38823) filed with the SEC on February 13, 2024.

10.10*	Fifth Amendment to Industrial Lease, dated May 28, 2024, by and between GSNTR ATX 1200 BMC Drive Owner LP, GSNTR ATX 1202 BMC Drive Owner LP, and Hyliion Inc.
10.11	Hyliion Holdings Corp. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38823) filed with the SEC on May 9, 2023).
10.12	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38823) filed with the SEC on May 9, 2023).
10.13+
Lease Agreement, dated May 10, 2023, by and between MELINK PROPERTIES LLC and Hyliion Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 001- 38823), filed with the SEC on February 13, 2024).

14.1
Code of Business Conduct and Ethics, dated September 27, 2022 (Incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K (File No.001-38823) filed with the SEC on February 28, 2023).

19.1*	Hyliion Holdings Corp. Insider Trading Policy
21.1*	List of Subsidiaries.
23.1*	Consent of Grant Thornton Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1
Hyliion Holdings Corp. Amended and Restated Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (File No. 001- 38823), filed with the SEC on February 13, 2024).

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

HYLIION HOLDINGS CORP.

Date: February 25, 2025	By:	/s/ Thomas Healy
Thomas Healy
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Healy	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2025
Thomas Healy

/s/ Jon Panzer	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2025
Jon Panzer

/s/ Rodger L. Boehm	Director	February 25, 2025
Rodger L. Boehm

/s/ Jeffrey A. Craig	Director	February 25, 2025
Jeffrey A. Craig

/s/ Vincent T. Cubbage	Director	February 25, 2025
Vincent T. Cubbage

/s/ Richard J. Freeland	Director	February 25, 2025
Richard J. Freeland

/s/ Mary E. Gustanski	Director	February 25, 2025
Mary E. Gustanski

/s/ Robert M. Knight, Jr.	Director	February 25, 2025
Robert M. Knight, Jr.

/s/ Melanie M. Trent	Director	February 25, 2025
Melanie M. Trent