Form 10-Q
period 2025-03-31
Hyliion Holdings Corp.
filed 2025-05-13
CIK 1759631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
As of May 5, 2025, 175,232,794 shares of common stock, par value $0.0001 per share, were issued and outstanding.

HYLIION HOLDINGS CORP.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HYLIION HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$12,332	$9,227
Accounts receivable	1,987	1,923
Prepaid expenses and other current assets	4,869	6,401
Short-term investments	108,781	110,918
Assets held for sale	—	2,563
Total current assets	127,969	131,032

Property and equipment, net	29,446	25,920
Operating lease right-of-use assets	4,906	5,431
Other assets	985	1,079
Long-term investments	77,670	99,584
Total assets	$240,976	$263,046

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,503	$5,243
Current portion of operating lease liabilities	2,497	2,426
Accrued expenses and other current liabilities	5,238	6,622
Total current liabilities	9,238	14,291

Operating lease liabilities, net of current portion	3,710	4,366
Other liabilities	41	—
Total liabilities	12,989	18,657

Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 185,842,864 and 184,428,472 shares issued at March 31, 2025 and December 31, 2024, respectively; 175,232,794 and 173,818,402 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	19	18
Additional paid-in capital	409,166	408,315
Treasury stock, at cost; 10,610,070 and 10,610,070 shares as of March 31, 2025 and December 31, 2024, respectively	(14,132)	(14,132)
Accumulated deficit	(167,066)	(149,812)
Total stockholders’ equity	227,987	244,389
Total liabilities and stockholders’ equity	$240,976	$263,046
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenues
Research and development services	$489	$—
Total revenues	489	—
Cost of revenues
Research and development services	477	—
Total cost of revenues	477	—
Gross profit	12	—
Operating expenses
Research and development	12,230	7,968
Selling, general and administrative	6,081	6,592
Exit and termination costs	1,423	4,431
Total operating expenses	19,734	18,991
Loss from operations	(19,722)	(18,991)
Interest income	2,468	3,396
Gain on disposal of assets	—	3
Net loss	$(17,254)	$(15,592)

Net loss per share, basic and diluted	$(0.10)	$(0.09)

Weighted-average shares outstanding, basic and diluted	174,344,218	178,482,894
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share data)

	Three Months Ended March 31, 2025
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	184,428,472	$18	(10,610,070)	$(14,132)	$408,315	$(149,812)	$244,389
Exercise of common stock options and vesting of restricted stock units, net	1,414,392	1	—	—	(444)	—	(443)
Share-based compensation	—	—	—	—	1,295	—	1,295
Net loss	—	—	—	—	—	(17,254)	(17,254)
Balance at March 31, 2025	185,842,864	$19	(10,610,070)	$(14,132)	$409,166	$(167,066)	$227,987

	Three Months Ended March 31, 2024
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	183,071,317	$18	(37,062)	$(33)	$404,045	$(97,764)	$306,266
Exercise of common stock options and vesting of restricted stock units, net	945,378	—	—	—	(247)	—	(247)
Share-based compensation	—	—	—	—	1,320	—	1,320
Repurchase of treasury stock	—	—	(8,675,395)	(11,337)	—	—	(11,337)
Net loss	—	—	—	—	—	(15,592)	(15,592)
Balance at March 31, 2024	184,016,695	$18	(8,712,457)	$(11,370)	$405,118	$(113,356)	$280,410
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(17,254)	$(15,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,142	572
Amortization and accretion of investments, net	(575)	(973)
Noncash lease expense	525	78
Gain on disposal of assets, including assets held for sale	(279)	(572)
Share-based compensation	1,295	1,320
Carrying value adjustment to assets held for sale	1,590	5,564
Changes in operating assets and liabilities:
Accounts receivable	(5)	(82)
Prepaid expenses and other assets	1,626	(7,382)
Accounts payable	(54)	(2,573)
Accrued expenses and other liabilities	(1,430)	(3,066)
Operating lease liabilities	(585)	4
Net cash used in operating activities	(14,004)	(22,702)

Cash flows from investing activities
Purchase of property and equipment	(7,334)	(2,818)
Proceeds from sale of property and equipment	219	572
Receipt of security deposit	41	—
Purchase of investments	—	(23,707)
Proceeds from sale and maturity of investments	24,627	53,861
Net cash provided by investing activities	17,553	27,908

Cash flows from financing activities
Proceeds from exercise of common stock options	—	48
Taxes paid related to net share settlement of equity awards	(444)	(295)
Repurchase of treasury stock	—	(11,043)
Net cash used in financing activities	(444)	(11,290)

Net increase (decrease) in cash and cash equivalents and restricted cash	3,105	(6,084)
Cash and cash equivalents and restricted cash, beginning of period	9,892	21,464
Cash and cash equivalents and restricted cash, end of period	$12,997	$15,380

Supplemental disclosure of noncash investing and financing activities:
Repurchase of treasury stock included in accrued expenses	$—	$294
Acquisitions of property and equipment included in accounts payable and accrued expenses and other current liabilities	$244	$468
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except as separately indicated)

Note 1. Overview
Hyliion Holdings Corp. is a Delaware corporation headquartered in Cedar Park, Texas, with research and development (“R&D”) facilities in Cincinnati, Ohio, that designs and develops the KARNOTM Power Module for stationary and mobile applications and provides R&D services. References to the “Company,” “Hyliion,” “we,” or “us” in this report refer to Hyliion Holdings Corp. and its wholly owned subsidiary, unless expressly indicated or the context otherwise requires.
The KARNO Power Module is a complete, fully integrated, enclosed, fuel agnostic power generating solution, including balance of plant such as cooling system, controls, fuel handling, and air handling systems, that generates electricity on command in stationary power generation applications powered by KARNO Cores. The KARNO Core is a linear generator that generates its own heat, and converts thermal energy generated from oxidization of fuels into electrical energy. It uses linear electric motors in a four-shaft system to generate electricity via a flameless oxidation process, achieving near zero emissions without emissions treatment systems.
Note 2. Disposals
On November 7, 2023, the Board of the Company approved a strategic plan to wind down its powertrain business and preserve the related intellectual property (the “Plan”). As part of the Plan, the Company will continue to focus on commercialization of its KARNO Power Module technology. We have not accounted for the impacts of the Plan as a discontinued operation through March 31, 2025 as we have not abandoned or sold the underlying intellectual property and continue wind down activities. We expect to complete wind down activities in the fourth quarter of fiscal year 2025.
Total charges and expenses related to the Plan of $1.4 million and $4.4 million for the three months ended March 31, 2025 and 2024, respectively, inclusive of recoveries from assets sold and charges to assets held for sale discussed below, are included in exit and termination costs in the condensed consolidated statements of operations. The change in total liabilities associated with the Plan is included within accrued expenses and other current liabilities as presented in Note 9, and accounts payable, and is summarized as follows (in millions):

	December 31, 2024	Charged to Expense	Costs Paid or Settled	March 31, 2025
Employee severance and retention	$0.1	$—	$(0.1)	$—
Contract terminations	0.6	—	(0.5)	0.1
Warranty obligations	0.1	—	—	0.1
	$0.8	$—	$(0.6)	$0.2

	December 31, 2023	Charged to Expense	Costs Paid or Settled	March 31, 2024
Employee severance and retention	$1.1	$—	$(0.4)	$0.7
Contract terminations	6.5	(0.7)	(3.7)	2.1
Warranty obligations	0.4	(0.3)	—	0.1
	$8.0	$(1.0)	$(4.1)	$2.9
The above estimates of the cash expenditures and charges that the Company expects to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions and actual amounts may differ materially from estimates. In addition, the Company may incur other cash expenditures or charges not currently contemplated due to unanticipated events.
Assets Held for Sale
Through the quarter ended March 31, 2025, certain assets of our powertrain business, including Class 8 semi-trucks and capital equipment, were being actively marketed for sale, and we were actively locating buyers for these assets. At the time of initial classification as held for sale at March 31, 2024, we estimated that the sale of these assets was expected to be completed within one year and it was unlikely that significant changes to the plan of sale would be made. Due to increased uncertainty regarding the timing of the disposition, driven by deteriorating market conditions in the electric vehicle industry, we reclassified assets previously recorded as held for sale totaling $1.0 million to property and equipment, net, on the condensed consolidated balance sheets, and recognized charges of $1.6 million during the three months ended March 31, 2025.

HYLIION HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except as separately indicated)

We had assets held for sale of nil and $2.6 million consisting of property and equipment in connection with the Plan at their fair value less costs to sell on the condensed consolidated balance sheets at March 31, 2025 and December 31, 2024, respectively. We used fair value hierarchy Level III inputs including comparable assets, adjusted for condition, and recorded charges of $1.6 million, as discussed above, and $5.6 million included in exit and termination costs in the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively.
We recorded net benefits for recoveries related to asset sales of $0.3 million and $0.6 million included in exit and termination costs in the condensed consolidated statements of operations and in gain on disposal of assets, including assets held for sale in the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024, respectively.
Note 3. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Hyliion Holdings Corp. and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated upon consolidation. The condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), which permit reduced disclosure for interim periods. The condensed consolidated balance sheet at December 31, 2024 was derived from audited financial statements for the fiscal year then ended, but does not include all necessary disclosures required with respect to annual financial statements. In the opinion of the Company, these condensed consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s 2024 Annual Report. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.
These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is an early-stage growth company and has generated negative cash flows from operating activities since inception. At March 31, 2025, the Company had total equity of $228.0 million, inclusive of cash and cash equivalents of $12.3 million and total investments of $186.5 million. Based on this, the Company has sufficient funds to continue to execute its business strategy for the next twelve months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q.
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

The significant expense categories and amounts that are regularly provided to the CODM and included in the reported measure of segment loss for the three months ended March 31, 2025 and 2024 are summarized as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Total revenues	$0.5	$—
Total cost of revenues	0.5	—
Gross profit	—	—

Administrative and office	1.6	1.9
Depreciation and amortization	1.1	0.6
Facilities	1.4	1.4
Personnel	6.3	6.9
Product development, exclusive of other costs presented	6.3	2.3
Professional services	1.4	1.2
Exit and termination costs	1.4	4.4
Other operating expense	0.3	0.3
Total operating expenses	19.8	19.0
Other income, net	2.5	3.4
Net loss	$(17.3)	$(15.6)
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
Restricted Cash
The Company has provided its corporate headquarters lessor with a letter of credit for $0.7 million to secure the performance of the Company’s lease obligations, backed by a restricted cash deposit to pay any draws on the letter of credit by the lessor. Total cash and cash equivalents and restricted cash as presented in the condensed consolidated statements of cash flows is summarized as follows:

	March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
Cash and cash equivalents	$12,332	$9,227	$14,715	$12,881
Restricted cash included in prepaid expenses and other current assets	—	—	—	7,918
Restricted cash included in other assets	665	665	665	665
	$12,997	$9,892	$15,380	$21,464
Accounts Receivable
Accounts receivable are stated at a gross invoice amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained at a level considered adequate to provide for potential account losses on the balance based on the

Company’s evaluation of the anticipated impact of current economic conditions, changes in the character and size of the balance, past and expected future loss experience and other pertinent factors. At March 31, 2025 and December 31, 2024, accounts receivable included amounts receivable from customers of $2.0 million and $1.5 million, respectively. At March 31, 2025 and December 31, 2024, there was no allowance for doubtful accounts on customer receivables.
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
Inventories
As of March 31, 2025, the KARNO Power Module has not yet been commercialized. Costs incurred for components acquired prior to our determination of reaching a commercial stage are expensed as R&D costs, resulting in zero cost basis for those components. As a result, moving-average prices for inventory that is capitalized in future periods may be significantly affected by those zero cost items. Inventory is consumed in the performance of contracts for R&D services in the quarter in which it is purchased, including certain allocations of overhead costs, and we therefore do not record inventory at each reporting period pertaining to these contracts.
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
U.S. Government Contracts
The Company was performing under two contracts as both a prime and subcontractor to the United States government to provide R&D services. The larger of these two contracts was modified and accounted for as a new contract in the quarter ending December 31, 2024. These contracts were not accounted for as revenue prior to September 30, 2024 as they were not in the ordinary course of business and the counterparties were not customers under GAAP. In September 2024, the Company was awarded a best effort cost-plus-fixed fee contract, modified in March 2025, up to $16.0 million by the United States Department of the Navy’s Office of Naval Research (“ONR”) to research the suitability of its KARNO Power Module for Navy ships and stationary power generation applications. Under the agreement, the Company will provide R&D services through September 2026, including delivery of up to seven KARNO Cores. The ONR contract represented a significant change in business strategy toward providing R&D activities in the ordinary course of business in addition to developing Power Modules for stationary and mobile applications. The Company now accounts for all three contracts under ASC 606 beginning in the quarter ending December 31, 2024. The remaining amounts of revenue that we may recognize under these contracts was up to $15.2 million as of March 31, 2025, which is expected to be recognized in 2025 and 2026.
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
All revenue in the three months ended March 31, 2025 and 2024 was recognized over time. The portion of our revenues from significant customers is summarized as follows and is attributable to the U.S.:

	Three Months Ended March 31,
	2025	2024
Customer A	46%	—%
Customer B	54	—
	100%	—%
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), to enhance transparency and decision usefulness of income tax disclosures. The pronouncement is effective for fiscal years beginning after December 15, 2024 and we expect an impact to our disclosures as a result of adoption.
Note 4. Investments
The amortized cost, unrealized gains and losses, fair value and maturities of our held-to-maturity investments at March 31, 2025 and December 31, 2024 are summarized as follows:

		Fair Value Measurements at March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$992	$1	$—	$993
U.S. government agency bonds	12,500	1	(13)	12,488
State and municipal bonds	5,959	8	—	5,967
Corporate bonds and notes	167,000	400	(57)	167,343
	$186,451	$410	$(70)	$186,791

		Fair Value Measurements at December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$979	$3	$—	$982
U.S. government agency bonds	17,490	6	(54)	17,442
State and municipal bonds	10,924	10	—	10,934
Corporate bonds and notes	181,109	369	(152)	181,326
	$210,502	$388	$(206)	$210,684

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$108,781	$108,986	$110,918	$111,170
Due after one year through five years	77,670	77,805	99,584	99,514
	$186,451	$186,791	$210,502	$210,684

Note 5. Fair Value Measurements
The fair value measurements of our financial assets at March 31, 2025 and December 31, 2024 are summarized as follows:

	Fair Value Measurements at March 31, 2025
	Level I	Level II	Level III	Total
Cash and cash equivalents	$12,332	$—	$—	$12,332
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	993	—	993
U.S. government agency bonds	—	12,488	—	12,488
State and municipal bonds	—	5,967	—	5,967
Corporate bonds and notes	—	167,343	—	167,343
	$12,997	$186,791	$—	$199,788

	Fair Value Measurements at December 31, 2024
	Level I	Level II	Level III	Total
Cash and cash equivalents	$9,227	$—	$—	$9,227
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	982	—	982
U.S. government agency bonds	—	17,442	—	17,442
State and municipal bonds	—	10,934	—	10,934
Corporate bonds and notes	—	181,326	—	181,326
	$9,892	$210,684	$—	$220,576
Note 6. Leases
In February 2025, the Company executed a sublease for a portion of its corporate office through April 2027. The following table provides a summary of the components of lease operating income which are primarily included as reductions to R&D and selling, general and administrative expense:

	Three Months Ended March 31,
	2025	2024
Operating lease income	$27	$—
Variable operating lease income	35	—
	$62	$—

Note 7. Property and Equipment, Net
Property and equipment, net at March 31, 2025 and December 31, 2024 is summarized as follows:

	March 31, 2025	December 31, 2024
Production machinery and equipment	$32,196	$27,846
Vehicles	379	379
Leasehold improvements	4,621	4,313
Office furniture and fixtures	276	270
Computers and related equipment	2,116	2,113
	39,588	34,921
Less: accumulated depreciation	(10,142)	(9,001)
Total property and equipment, net	$29,446	$25,920
Note 8. Share-Based Compensation
During the three months ended March 31, 2025 and 2024, the Company granted 4.3 million and 5.9 million, respectively, restricted stock units which will vest over a period of one to three years. During the three months ended March 31, 2025 and 2024, 0.1 million and 0.9 million, respectively, of restricted stock units and options were forfeited. Share-based compensation expense for the three months ended March 31, 2025 and 2024 was $1.3 million and $1.3 million, respectively.
Of the restricted stock units granted in the first quarter of 2025, 2.7 million units may vest between February 18, 2026 and December 31, 2027 contingent upon achieving underlying closing stock price thresholds. These awards were valued at $1.46 per unit using fair value hierarchy Level III inputs including an underlying share volatility of 90% and a risk-free rate of 4.23%.
Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities at March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025	December 31, 2024
Accrued professional services and other	$2,448	$1,823
Accrued compensation and related benefits	1,924	3,280
Other accrued liabilities	686	746
Accrued severance, contract termination, and other charges	180	773
	$5,238	$6,622
Note 10. Commitments and Contingencies
Economic Incentive Agreement
During the quarter ended March 31, 2024, in connection with our operations in Cedar Park, Texas, the Company entered into an agreement with the Cedar Park Economic Development Corporation (“EDC”) that superseded prior agreements, whereby the Company would receive cash grants up to $1.1 million from the EDC at various measurement dates during the term of the agreement contingent upon the Company fulfilling and maintaining certain occupancy, investment, and employment requirements. The requirements must be met on or before specific measurement dates and maintained throughout the term of the agreement, which expires effective December 31, 2029. The Company has received payments to date of $0.4 million which are refundable as applicable performance requirements were not met and are included within accrued expenses and other current liabilities at March 31, 2025. Under the agreement, the EDC has the right to file a security interest to all assets of the Company.
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

Note 11. Net Loss Per Share
The computation of basic and diluted net loss per share for the three months ended March 31, 2025 and 2024 is summarized as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(17,254)	$(15,592)

Denominator:
Weighted average shares outstanding, basic and diluted	174,344,218	178,482,894

Net loss per share, basic and diluted	$(0.10)	$(0.09)
Potential common shares excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the three months ended March 31, 2025 and 2024 are summarized as follows:

	Three Months Ended March 31,
	2025	2024
Unexercised stock options	187,529	293,410
Unvested restricted stock units	8,902,734	6,763,910
	9,090,263	7,057,320

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References to the “Company,” “Hyliion,” “we,” or “us” in this report refer to Hyliion Holdings Corp. and its wholly-owned subsidiary Hyliion Inc., unless expressly indicated or the context otherwise requires. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report and our audited consolidated financial statements and related notes thereto in our 2024 Annual Report.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q are forward-looking statements, including, but not limited to, statements regarding our strategy, prospects, plans, objectives, future operations, future revenue and earnings, projected margins and expenses, markets for our services, potential acquisitions or strategic alliances, financial position, and liquidity and anticipated cash needs and availability. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” variations of such words and similar expressions or the negatives thereof are intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements represent our management’s expectations as of the date of this filing and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of risks and uncertainties including, but not limited to, those described in the section entitled “Risk Factors” included in our 2024 Annual Report on Form 10-K, this Quarterly Report on Form 10-Q, and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”) that disclose risks and uncertainties that may affect our business. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the Commission. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we do not undertake, and expressly disclaim any duty, to publicly update or revise these statements, whether as a result of new information, new developments, or otherwise and even if experience or future changes make it clear that any projected results expressed in this Quarterly Report on Form 10-Q or future quarterly reports, press releases or company statements will not be realized. Unless specifically indicated otherwise, the forward-looking statements in this Quarterly Report on Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions or other business combinations that have not been completed as of the date of this filing. In addition, the inclusion of any statement in this Quarterly Report on Form 10-Q does not constitute an admission by us that the events or circumstances described in such statement are material. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled “Risk Factors” included in our 2024 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. These and other factors could cause our results to differ materially from those expressed in this Quarterly Report on Form 10-Q.
Overview
Hyliion is committed to creating innovative solutions that enable clean, efficient, and flexible electricity production while contributing positively to the environment in the energy economy. Hyliion’s primary product offering, the KARNOTM Power Module, is a modular, fully enclosed, fuel-agnostic and fully integrated power generating solution. The KARNO Power Module is powered by KARNO Core, a heat engine coupled to a linear generator, to produce electricity with significant improvements in efficiency, emissions and lifecycle cost compared to conventional generators. Hyliion’s KARNO Power Modules enable effective distributed power generation using a wide range of fuel sources, including conventional fuels, waste fuels such as landfill gas, wellhead gas, and zero carbon fuels such as renewable hydrogen and ammonia. Hyliion is initially targeting the commercial and industrial sectors with a locally-deployable generator designed to meet a wide range of power generation needs. The Company plans to scale up its Power Module solution to address larger utility-scale power needs and to develop future variants for industrial waste heat, household use and e-mobility applications such as vehicles and marine vessels. Additionally, the Power Module technology is well-suited to provide combined heat and power in various stationary applications.
KARNO Power Modules
The KARNO technology emerged out of General Electric’s long-running R&D investments in aerospace and metal additive manufacturing across multiple industries and in areas such as generator thermal and performance design. We initially envisioned utilizing the KARNO Core as new range-extending power source for our Hypertruck powertrain system, given its ability to operate on a wide range of fuel sources, including natural gas and hydrogen. After the previously announced wind down of our powertrain operations, we shifted our focus to the development and commercialization of the KARNO Power Module as a standalone product targeting power generation and e-mobility markets, and related R&D services that we have undertaken pursuant to contracts with the United States government. We believe that the unique capabilities of the KARNO Power Module will make it competitive in the market for distributed power systems, competing favorably against conventional generating systems and new alternative power systems such as fuel cells and other linear generators. The KARNO Power Module and KARNO Core technology, including the technology that we acquired from General Electric, and the technology developed by Hyliion subsequent to the acquisition, is protected by numerous patents and trademarks which we believe provide Hyliion extensive and lasting protection for its intellectual property.
The Science of the KARNO Power Module
The KARNO Power module is distinguished from conventional generating systems that rely on reciprocating internal combustion engines or gas turbines to drive a rotating shaft. Instead, the KARNO Cores that power the Power Modules use an innovative thermal converter to power a linear electricity generating system. The KARNO Core produces linear motion from temperature differences within the system. Heat is generated through flameless oxidation of fuels, such as natural gas, hydrogen, or propane. The thermal energy heats helium gas enclosed within a sealed cylinder, causing it to expand and drive linear motion in a connected piston-shaft system. The shaft includes a sequence of permanent magnets that pass through electrical coils as the system oscillates, generating electricity. Subsequently, the countermotion generated by a piston at the opposite end of the shaft flows the helium gas to the cold side of a piston in an adjacent shaft, where excess heat is efficiently dissipated. This cyclical process continues, resulting in a continuous source of electrical power as long as heat is supplied to the KARNO Core.
Linear generators present several advantages over conventional generators, including higher thermal efficiency, lower emissions and reduced maintenance, benefits that are partly attributable to the generator’s simplified design with few moving parts. Additionally, they exhibit high power density and higher efficiency by circumventing the mechanical losses linked to rotating components such as bearings and gears while producing less noise and vibration. In the case of the KARNO Core, each shaft relies on a single moving part and utilizes a pressurized helium bearing system in place of oil-based lubricants.
Thermal converters offer the advantages of fuel flexibility and high operating efficiency. The KARNO Core stands out for its ability to maximize heat transfer between components and working fluids. Enabled by advances in additive manufacturing systems, parts are designed with many intricate flow channels for the movement of heat, coolant, helium and exhaust gases such that contact surface areas for heat transfer are maximized. This enables the KARNO Power Module to achieve high levels of efficiency.
The KARNO Power Module is expected to surpass the efficiency of many conventional generating systems when employing various fuel sources and its high efficiency is expected to remain consistent across a broad range of output power levels. In contrast, fuel cells reach peak efficiency at low power levels but experience diminishing efficiency as output increases towards full power. Internal combustion engines typically achieve peak efficiency within a limited operational output range and may suffer increased wear at low power levels. The KARNO Power Module offers a distinct advantage in power adjustment by modulating the rate of heat introduction, enabling seamless power adjustments without compromising the KARNO Core’s efficiency.
We anticipate that the KARNO Power Module will achieve an electrical generating efficiency of up to 50%, calculated by considering the usable DC output power in relation to the energy from the fuel source. High efficiency is expected to remain relatively consistent across a wide range of output power levels, spanning from tens of kilowatts to multiple megawatts. In contrast, internal combustion diesel generators typically operate within an efficiency range of 25% to 40% over a similar power spectrum, while the U.S. electrical power grid is estimated to operate at an efficiency between 33% and 40%. Notably, best-in-class grid-level gas turbine powerplants can obtain efficiencies above 50% but often incur transmission and distribution losses between 5% and 10% which the KARNO Power Module is expected to circumvent by being strategically located near the point of power consumption.
Conventional generators emit pollutants because of incomplete combustion of fuel-air mixtures and operating conditions, with the formation of nitrous-oxide (“NOx”) and carbon monoxide (“CO”) compounds being particularly prominent. Unlike conventional generators, the KARNO Power Module is designed for continuous flameless oxidation of the fuel at lower temperatures and extended reaction times. This is achieved partly through the recirculation of exhaust gases, which serves to prolong oxidation, and by pre-heating incoming air. As a result, the KARNO Power Module is anticipated to achieve ultra-low levels of emissions, with NOx and CO emissions expected to be reduced by over 95% compared to best-in-class diesel engines and targeting California’s Air Resources Board (“CARB”) 2027 standards without the need for aftertreatment.
One of the notable advantages of the KARNO Power Module in comparison to traditional generating units is the expected reduction in maintenance requirements and cost. Conventional generators typically incur periodic and usage-based maintenance expense that can range between 5% to 20% of their total operating cost throughout their lifespan, influenced by factors such as utilization and operating parameters. The KARNO Power Module’s primary advantage arises from having only a single moving linear actuator per shaft (4 shafts per 200 kW KARNO Core), which glides on low friction helium bearings. This innovative design significantly mitigates efficiency losses attributed to friction, enhancing the system’s operational longevity and eliminating the need for oil-based lubricants.
The KARNO Power Module derives advantages from its expected capability to operate across a diverse spectrum of over 20 available fuel sources and fuel mixtures. These include natural gas, propane, gasoline, jet fuel, and alternative fuels like biodiesel, hydrogen and ammonia. Moreover, the KARNO Power Module can transition between these fuels or fuel blends. This versatility enables a single KARNO Power Module to adapt to different use cases. For example, the KARNO Power Module may operate on natural gas for prime power generation when a pipeline connection is available and on waste gas near a landfill or dairy farm. Furthermore, as hydrogen becomes more widely available, the KARNO Power Module will be able to adapt to this cleaner fuel. As the energy landscape evolves, the KARNO Power Module’s fuel-agnostic nature positions it as a flexible solution to electricity generation needs.
Benefits of the KARNO Power Module Versus Conventional Competitors
We believe the versatility and operating characteristics of the KARNO Power Module will make it an effective system for a variety of conventional and emerging electricity generating applications. Key attributes of the KARNO Power Module distinguish it from its conventional generator counterparts, which may open new market opportunities:
•Efficiency: The anticipated operating efficiency of the KARNO Power Module could result in lower marginal cost of electricity generation versus conventional generating systems and, in some markets, grid power.
•Low Maintenance: With only a single moving part per shaft, the simplicity of the KARNO Power Module is expected to reduce both periodic maintenance expenses, overhaul costs and longer uptime.
•Fuel Agnostic: While many traditional generators operate on a single fuel source or require system modification to achieve fuel flexibility, the KARNO Power Module is truly fuel-agnostic and can switch between fuel choices during operation with few or no modifications.
•Low Noise and Vibration: Unlike conventional generators, the KARNO Power Module operates without internal combustion, resulting in a significantly lower noise level of approximately 67 decibels at six feet.
•Higher Power Density: The unique architecture and features of the KARNO Power Module that are achieved by advances in additive manufacturing are expected to enable the KARNO Power Module to achieve a high power density.
•Modularity: The DC output of the KARNO Power Module allows multiple KARNO Power Modules to be connected on a single bus to achieve higher power outputs without impacting other performance characteristics.
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
Hyliion’s KARNO Power Module is an innovative solution in the emerging distributed generation space, offering a reliable power generator that combines high efficiency, fuel flexibility, and low emissions. Designed for both stationary and mobile applications, the KARNO Power Module addresses many of the challenges that have traditionally limited the widespread adoption of onsite power solutions. These include high operating costs, reliability issues, complex maintenance, noise pollution, space constraints, and dependency on limited fuel sources.
Hyliion’s initial KARNO Power Module product is a 200 kW system that is power-dense and easy to deploy. It features a compact, space-efficient rectangular design with a footprint of approximately 25 square feet, housing a single four-shaft linear generating unit and integrated balance-of-plant components. The KARNO Power Module supports fuel switching during operation without power loss, while flexible deployment options allow it to operate in grid-following, grid-forming, or islanded configurations (when paired with an external inverter), making it suitable for a wide range of applications. Additionally, the

KARNO Power Module features real-time monitoring of over 1,000 operational parameters through its KARNO Cloud® platform, enabling proactive diagnostics, predictive maintenance, and performance optimization, ensuring maximum uptime. With cloud connectivity, users gain instant access to remote monitoring and control features, providing insights into system performance, fuel efficiency, and system health.
Beyond the 200 kW variant, Hyliion is advancing the development of a larger 2 MW KARNO system, which integrates multiple 200 kW KARNO Core units operating in tandem within a compact 160 square-foot footprint - approximately the size of a 20’ shipping container. We believe that this modular and scalable approach enables seamless power expansion while maintaining high efficiency and reliability. Scheduled for commercialization in 2026, the 2 MW solution will target key market segments such as data centers and industrial prime power applications. By utilizing multiple 200 kW generating blocks, the system offers built-in redundancy and the flexibility for customers to customize capacity to match their power needs.
Hyliion also plans to expand the KARNO product line with both larger and smaller capacity versions, adjusting power levels by varying the number of generator shafts and component sizes. Initially, the KARNO Power Module will address power applications ranging from 200 kW to the low hundreds of megawatts, addressing a broad spectrum of distributed generation needs. With its ability to deliver reliable, fuel-flexible, and highly efficient power, the KARNO Power Module is uniquely positioned to serve a variety of key market segments, including:
•Data Centers: As cloud computing, artificial intelligence, machine learning, and edge computing continue to expand, data centers are projected to grow rapidly, consuming an increasing share of global energy demand. Onsite generation is an emerging solution to power new data center installations. Hyliion’s 2 MW KARNO product is being designed to address the needs of data center developers by providing a scalable, fuel-flexible onsite power solution with best-in-class power density. Capable of operating on more than 20 different fuels, the KARNO Power Module enables data center developers to minimize onsite generation infrastructure. Its ability to easily transition between pipeline-supplied fuels, such as hydrogen or natural gas, and onsite stored fuels, like methanol or diesel, eliminates the need for separate backup generation systems, reducing capital and operational costs. Furthermore, the KARNO Power Module maintains high efficiency across broad range of load factors.
•Vehicle Charging: The rapid adoption of electric vehicles (“EVs”) is placing increasing strain on grid capacity, a challenge expected to grow with the introduction of commercial EVs, including buses, delivery vans, and heavy-duty trucks. These vehicles require substantial power for charging, intensifying grid demands. While Direct Current (“DC”) fast charging technology and infrastructure are evolving to meet this need, many commercial operators cite limited grid capacity and high electricity costs as barriers to scaling their EV fleets. Hyliion’s KARNO Power Module offers an advantaged solution for commercial EV charging. Its native DC output integrates seamlessly with DC fast charging infrastructure, eliminating power losses associated with conversion. Additionally, the KARNO Power Module’s compact footprint and quiet operation make it ideal for deployment in space-constrained locations, such as urban charging hubs, fleet depots, and remote charging stations where grid access is limited or expensive. When paired with onsite energy storage systems and renewable energy sources like solar or wind, KARNO Power Modules can enable resilient and sustainable microgrids for EV charging.
•Biogas (Landfill, Waste Water & Digester Gas): Biogas sourced from landfills, wastewater treatment plants, and dairy digesters represents a rapidly growing market as industries and municipalities seek to convert methane-rich waste gases into electricity and prevent methane, a potent greenhouse gas, from escaping into the environment or being flared. Current power generation technologies often struggle to process biogas due to contaminants such as hydrogen sulfide and siloxanes, as well as moisture and fluctuating gas compositions, necessitating preconditioning and purification before the fuel can be utilized. The KARNO Power Module’s advanced architecture and corrosion-resistant materials enable it to operate with minimal gas preconditioning, making it a cost-effective, high-performance solution for converting waste gas into reliable power.
•Oil & Gas and Syngas Gas: The oil and gas industry is rapidly electrifying due to growing power needs across drilling, production, refining, and transportation operations. However, wellhead and flare gas, byproducts of oil and gas extraction, are often wasted due to insufficient pipeline capacity or poor gas quality, leading to lost energy and increased emissions. The KARNO Power Module enables conversion of waste gas into usable electricity with minimal pre-treatment, enabling onsite power generation and grid integration. Its fuel flexibility, use of corrosion-resistant materials, and ability to handle variable fuel quality make it an ideal technology of choice for oilfield electrification while significantly reducing emissions. Additionally, the KARNO Power Module’s fuel-agnostic capability allows it to generate clean electricity from hydrogen-rich syngas, a valuable byproduct of gasification or industrial processes.
•Prime Power & Microgrids: As electricity demand increases and grid infrastructure struggles, microgrids and prime power solutions are becoming essential for industries facing high consumption charges, peak demand pricing, and grid reliability concerns. Businesses, industrial sites, and remote facilities increasingly seek localized power generation to mitigate rising energy costs, monetize assets, and improve operational resilience. With relatively high efficiency, fuel adaptability and low maintenance needs, KARNO Power Modules provide a cost-effective alternative to grid electricity, allowing businesses to optimize energy costs while ensuring uninterrupted operations. Its ability to seamlessly integrate with energy storage and renewable sources enables installation of effective hybrid energy solutions. Additionally, the KARNO Power Module’s cogeneration capabilities allow industries to utilize both electricity and thermal energy, improving overall system efficiency and recovering usable waste heat.
•Backup Power: The market for local backup power generators is well established and positioned to grow due to decreasing grid reliability, the increasing share of intermittent renewable energy sources, rising extreme weather events, and the need for uninterrupted power. Also, the grid balancing and servicing market is expanding as utilities and independent power producers seek fast-ramping, distributed generation assets to balance supply and demand fluctuations. Innovative business models such as Resiliency-as-a-Service and Virtual Power Plants have emerged to leverage distributed generation assets for grid resilience. With growing concerns over emissions from internal combustion engine-powered generators in the backup power market we believe the KARNO Power Module presents an opportunity to provide solutions for end users that desire a lower emissions profile and in the event emissions regulations are further tightened.
•Mobility: The KARNO Power Module is particularly suitable for applications that require a source of electric power in mobile applications such as electric vehicles, railroad locomotives, remote power generation and marine vessels. Compared to conventional power sources the KARNO Power Module is expected to offer higher efficiency, lower emissions, quieter operation, reduced maintenance needs and the flexibility to operate on a wider range of fuel sources. Additionally, the KARNO Power Module’s high power density, modularity and native DC power output offers an added advantage where space constraints and integration are considerations.
•Waste Heat: In hard-to-decarbonize industrial sectors such as cement, glass, and primary metals production, vast amounts of high-grade waste heat (1000°C+) are released during manufacturing processes. Traditionally, much of this thermal energy is lost due to limited efficient recovery solutions. Since the KARNO Power Module uses heat as its primary energy source to generate electricity, high-temperature industrial waste heat is expected to be able to be directly utilized to produce clean electricity, enabling industries to recover wasted energy, improve efficiency, and reduce emissions.
KARNO Power Module Development
Research and Development
Most of our current activities are focused on the R&D of our KARNO Power Module. We undertake significant testing and validation of our products and components to ensure that they will meet the demands of our customers. Our R&D activities primarily take place at our facility in Cincinnati, Ohio and at our headquarters in Cedar Park, Texas. Our R&D is primarily focused on:
•development of the KARNO Core and Power Module including testing and validation;
•integration of the KARNO Core and Power Module technology into various applications;
•accelerated lifetime testing processes to improve reliability, maintainability and system-level robustness;
•development of battery systems that can be used as a starter power source for the KARNO Power Module or as a load buffer solution;
•data analytics; and
•alternative products for existing and in-development components and technology.
Since acquiring the KARNO technology from GE in September 2022, Hyliion has made significant R&D investments to support an expected commercial launch of the 200 kW product in 2025. Early efforts focused on the development of a 125 kW KARNO Core, which has been successfully operated in our Ohio facility and utilized for extensive testing and further advancements. Through this system, we validated the ability of the KARNO Core’s fuel oxidation system to operate on a wide range of fuel sources, including natural gas, hydrogen, gas mixtures, and untreated landfill and Permian Basin well gas. Additionally, testing of the oxidation system demonstrated very low levels of pollutant emissions in the exhaust stream. The 125 kW KARNO Core also served as platform for developing and validating key components that are now incorporated into the larger 200 kW KARNO Power Module slated for market launch. These advancements include improved helium gas bearings for greater durability, a magnetic encoder for precise shaft position detection and optimized printed components to increase KARNO Core efficiency and manufacturing speed. The higher powered 200 kW KARNO Core also incorporates a larger

Hyliion-designed linear electric motor. Development activities in 2024 and early 2025 included developing production processes for this new motor as well as testing and validation of design parameters.
During 2024, we completed the design and sourcing of components for the balance-of-plant systems that support linear KARNO Core operation for the 200 kW system, including the system enclosure. The balance of plant includes cooling, pressure control, fuel and air, battery, high and low voltage, inlet air and exhaust systems. Development work also includes control software, safety systems, the human-to-machine interface and the physical integration of systems. Validation of essential operating parameters, including efficiency, emissions and reliability, were also part of R&D activities. Initial KARNO Power Module deployments, coupled with our ongoing testing and development efforts, will continue to help validate other critical design specifications, including the KARNO Power Module’s projected operating life, maintenance requirements and durability.
Research and Development Services
We provide R&D services to third parties, including the U.S. government. In September 2024, Hyliion was awarded a cost-plus-fixed-fee contract of up to $17.1 million by the ONR to assess the suitability of its KARNO Power Module for Navy vessels and stationary power applications. The contract aligns with ONR’s objective of leveraging advanced technology to reduce its carbon footprint while enhancing operating capabilities. Upon successful validation and demonstration, the KARNO Power Module could be used as an electric power system in future platforms and for stationary power needs. In the first quarter of 2025 we delivered the first early deployment generator unit under this contract which we have been testing at our R&D facility in Cincinnati.
We will continue to provide R&D services to third parties under existing contracts and, based on interest from current and prospective customers, anticipate entering into additional R&D agreements in the future. Customers engage Hyliion to explore and validate the KARNO Power Module’s capabilities tailored to their specific requirements. Key areas of interest include testing its low-emissions flameless oxidation system and evaluating applications that leverage the KARNO Power Module’s high power output and compact configuration. Customers are also drawn to the KARNO Power Module’s fuel versatility including the ability to easily transition between fuels. R&D services may also involve testing the KARNO Power Module under various operating conditions, including harsh environments, and in mobile applications to assess its performance. Certain customers seek to measure and validate its low emissions profile and test different power configurations to ensure the technology aligns with their operational and environmental needs.
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including but not limited to economic uncertainties, supply chain disruptions, inflation and high interest rates as well as those discussed below and referenced in Part II, Item 1A “Risk Factors”.
Commercialization of KARNO Power Module
Our focus is on continuing development and testing of our fuel-agnostic KARNO Power Module and the deployment of initial units with customers through 2025. We anticipate that a substantial portion of our capital resources and efforts in the near future will be focused these activities. The amount and timing of our future funding requirements, if any, will depend on many factors, including but not limited to the pace of completing initial KARNO Power Module testing and validation, the pace at which we invest in KARNO Core additive printing capacity, our plans for manufacturing KARNO Power Module components (whether in-house or through outsourcing to third parties), the range of product offerings we plan to bring to market and external market factors beyond our control.

Key Components of Statements of Operations
Revenue
We generate revenue by providing R&D services under contracts with third-parties, including the U.S. government. Additionally, we expect to begin generating product revenue following the commercialization of our KARNO Power Module.
Cost of Revenue
Cost of revenue includes costs associated with R&D services revenue, such as direct costs, including labor and materials, and applicable overhead costs.
Research and Development Expense
R&D expenses consist primarily of costs incurred for the discovery and development of our KARNO Power Module, which include:
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
Other Income
Other income currently consists primarily of interest income earned on our investments. Since the acquisition of our KARNO technology, we have continued to perform as a subcontractor on a contract with the ONR and recorded such amounts, net of costs incurred, as other income. Beginning in the quarter ending December 31, 2024, we no longer record amounts received for the performance of R&D services as other income and now record such amounts received as revenue.

Results of Operations
Comparison of Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024
Our results of operations for the three months ended March 31, 2025 (the “current quarter”) and 2024 on a consolidated basis are summarized as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenues
Research and development services	$489	$—	$489	N/A
Total revenues	489	—	489	N/A
Cost of revenues
Research and development services	477	—	477	N/A
Total cost of revenues	477	—	477	N/A
Gross profit	12	—	12	N/A
Operating expenses
Research and development	12,230	7,968	4,262	53.5%
Selling, general and administrative expenses	6,081	6,592	(511)	(7.8)%
Exit and termination costs	1,423	4,431	(3,008)	(67.9)%
Total operating expenses	19,734	18,991	743	3.9%
Loss from operations	(19,722)	(18,991)	(731)	3.8%
Interest income	2,468	3,396	(928)	(27.3)%
Gain on disposal of assets	—	3	(3)	(100.0)%
Net loss	$(17,254)	$(15,592)	$(1,662)	10.7%

Net loss per share, basic and diluted	$(0.10)	$(0.09)	$(0.01)	11.1%

Weighted-average shares outstanding, basic and diluted	174,344,218	178,482,894	(4,139)	(2.3)%
Revenue and Cost of Revenues
In the fourth quarter of 2024, we began recognizing revenue for R&D services performed as both a prime and subcontractor to the United States government. Revenue for R&D services increased $0.5 million and associated cost of revenues increased $0.5 million.
Research and Development
R&D expenses increased $4.3 million due to higher spending related to the design and testing of our KARNO Power Module, growth in the production of additive components, and the procurement of parts for our initial KARNO Power Module deployments later in 2025.
Selling, General and Administrative
Selling, general, and administrative expenses decreased $0.5 million primarily due to:
•a decrease of $0.3 million in facilities costs; and
•a decrease of $0.2 million in insurance.
Exit and Termination Costs
Exit and termination costs decreased by $3.0 million as a result of the adoption of the Plan and items discussed in Note 2 of the notes to the condensed consolidated financial statements, including recoveries from assets sold.
Interest Income
Interest income decreased $0.9 million primarily due to the decline in our investment balance.

Liquidity and Capital Resources
At March 31, 2025, our current assets were $128.0 million, consisting primarily of cash and cash equivalents of $12.3 million, short-term investments of $108.8 million and prepaid expenses of $4.9 million. Our current liabilities were $9.2 million and were primarily comprised of accounts payable, accrued expenses and operating lease liabilities. We also had $77.7 million of investments in longer-term liquid securities which we maintain to generate higher income on capital that we do not expect to spend in the next 12 months.
We believe the credit quality and liquidity of our investment portfolio at March 31, 2025 is strong and will provide sufficient liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply and demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity whereby no investment security may have a final maturity of more than 36 months from the date of acquisition or a weighted average maturity exceeding 18 months. Eligible investments under the Company’s investment policy bearing a minimum credit rating of A1, A-1, F1 or higher for short-term investments and A2, A, or higher for longer-term investments include money market funds, commercial paper, certificates of deposit and municipal securities. Additionally, all of our debt securities are classified as held-to-maturity as we have the intent and ability to hold these investment securities to maturity, which minimizes any realized losses that we would recognize prior to maturity. However, even with this approach we may incur investment losses as a result of unusual or unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.
Based on our past performance, we believe our current and long-term assets will be sufficient to continue and execute on our business strategy and meet our capital requirements for the next twelve months. Our primary short-term cash needs are costs associated with KARNO Power Module development, building our initial deployment units and capital investments for additive printer acquisitions. Longer term, our capital needs will be determined by our go-to-market strategy as well as governmental R&D, which may include development of our own KARNO Power Module manufacturing capacity or outsourcing this work to third parties or business partners. We have up to $6.1 million remaining authorized for repurchases under our $20 million share repurchase program but have currently paused any additional repurchases. Based on current projections of operating expenses, capital spending, working capital growth and historical share repurchases, we expect to have approximately $155 million in cash, short-term and long-term investments remaining on our balance sheet at the end of 2025.
We expect to continue to incur net losses in the short term, as we continue to execute on our strategic initiatives by completing the development and commercialization of the KARNO Power Module with anticipated initial customer deployments in 2025. However, actual results could vary materially and adversely as a result of a number of factors including, but not limited to, those discussed in Part II, Item 1A. “Risk Factors.”
The amount and timing of our future funding requirements, if any, will depend on many factors, including the scope and results of our R&D efforts, the breadth of product offerings we plan to commercialize, the growth of sales, working capital needs, and our long-term manufacturing plan for the KARNO Power Module including the pace of investments in additive manufacturing assets, methods of financing these investments, as well as factors that are outside of our control. We regularly evaluate our funding needs and sources of capital and may seek external funding in the appropriate circumstances.
During the periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

Cash Flows
Net cash, cash equivalents and restricted cash provided by or used in operating activities, investing activities and financing activities for the three months ended March 31, 2025 and 2024 is summarized as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash from operating activities	$(14,004)	$(22,702)
Cash from investing activities	17,553	27,908
Cash from financing activities	(444)	(11,290)
	$3,105	$(6,084)
Cash from Operating Activities
For the three months ended March 31, 2025, cash flows used in operating activities were $14.0 million. Cash used primarily related to a net loss of $17.3 million, adjusted for a $0.4 million change in working capital accounts and $3.7 million in non-cash expenses (including $1.6 million related to prepaid expenses and other current assets, $1.6 million in assets held for sale carrying value adjustments, and $1.3 million related to share-based compensation, partially offset by $1.5 million related to accounts payable, accrued expenses and other liabilities and $0.3 million related to gain on asset sales).
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
Cash from Investing Activities
For the three months ended March 31, 2025, cash flows provided by investing activities were $17.6 million. Cash provided related to the sale or maturity of investments of $24.6 million and the proceeds from sale of assets of $0.2 million, offset by acquired property and equipment of $7.3 million.
For the three months ended March 31, 2024, cash flows provided by investing activities were $27.9 million. Cash provided related to the sale or maturity of investments of $53.9 million, partially offset by the purchase of investments of $23.7 million and acquired property and equipment of $2.8 million.
Cash from Financing Activities
For the three months ended March 31, 2025, cash flows used in financing activities were $0.4 million, primarily due to taxes paid related to the net share settlement of equity awards.
For the three months ended March 31, 2024, cash flows used in financing activities were $11.3 million, primarily due to treasury stock repurchases.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, supplemented by those described below, that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues and expenses.
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
In the first quarter of 2025, we granted 2.7 million market-conditioned restricted stock units that may vest between February 18, 2026 and December 31, 2027 contingent upon achieving underlying closing stock price thresholds. These awards were valued at $1.46 per unit using fair value hierarchy Level III inputs including an underlying share volatility of 90% and a risk-free rate of 4.23%.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our Principal Executive Officer and Principal Financial Officer) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Principal Executive Officer and Principal Financial Officer have concluded that, at March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time in the ordinary course of business, the Company may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
Investing in our securities involves risk. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” and in our 2024 Annual Report on Form 10-K you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.
In February 2025, the U.S. government commenced a broad review of U.S. trade relations and began issuing numerous executive orders and other public policy statements imposing, or threatening to impose, tariffs on certain countries, materials, and industries. In response, impacted countries have imposed or threatened various corresponding retaliatory tariffs. The imposition of tariffs by the U.S. government and any retaliatory tariffs imposed in response is uncertain, including in the amount, applicability and duration of such tariffs. Presently, we import parts and supplies from overseas manufacturers, including certain components used in our additive printing machines from Germany and R&D and production components from China. Given the uncertain nature of the impact of tariffs on our component costs, we may be subject to an increase in the cost of these imported items. If we do experience increased costs, we may not be able to pass these costs on to customers.
Furthermore, the economic impact of the tariffs currently announced or that may be announced in the future, may impact the global supply chain and result in increased shipping costs or delays.
Any significant variation from our expectations regarding our manufacturing costs, including due to tariffs or supply chain issues, could have a material adverse effect on our results of operations, financial condition and cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
The following table provides information regarding repurchases of our Common Stock during the quarter ended March 31, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 - 31, 2025	—	$—	10,610,070	$6,144,349
February 1 - 28, 2025	—	$—	10,610,070	$6,144,349
March 1 - 31, 2025	—	$—	10,610,070	$6,144,349
Total	—		10,610,070
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

Date: May 13, 2025	HYLIION HOLDINGS CORP.

/s/ Thomas Healy
	Name:	Thomas Healy
	Title:	Chief Executive Officer (Principal Executive Officer)

/s/ Jon Panzer
	Name:	Jon Panzer
	Title:	Chief Financial Officer (Principal Financial Officer)