Form 10-Q
period 2025-06-30
Hyliion Holdings Corp.
filed 2025-08-12
CIK 1759631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
As of August 5, 2025, 175,436,636 shares of common stock, par value $0.0001 per share, were issued and outstanding.

HYLIION HOLDINGS CORP.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HYLIION HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$15,591	$9,227
Accounts receivable	1,192	1,923
Prepaid expenses and other current assets	4,784	6,401
Short-term investments	92,964	110,918
Assets held for sale	—	2,563
Total current assets	114,531	131,032

Property and equipment, net	32,563	25,920
Operating lease right-of-use assets	4,439	5,431
Other assets	932	1,079
Long-term investments	76,745	99,584
Total assets	$229,210	$263,046

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,689	$5,243
Current portion of operating lease liabilities	2,570	2,426
Accrued expenses and other current liabilities	5,000	6,622
Total current liabilities	10,259	14,291

Operating lease liabilities, net of current portion	3,040	4,366
Other liabilities	41	—
Total liabilities	13,340	18,657

Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 186,046,206 and 184,428,472 shares issued at June 30, 2025 and December 31, 2024, respectively; 175,436,136 and 173,818,402 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	19	18
Additional paid-in capital	410,463	408,315
Treasury stock, at cost; 10,610,070 and 10,610,070 shares as of June 30, 2025 and December 31, 2024, respectively	(14,132)	(14,132)
Accumulated deficit	(180,480)	(149,812)
Total stockholders’ equity	215,870	244,389
Total liabilities and stockholders’ equity	$229,210	$263,046
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Research and development services	$1,515	$—	$2,004	$—
Total revenues	1,515	—	2,004	—
Cost of revenues
Research and development services	1,384	—	1,861	—
Total cost of revenues	1,384	—	1,861	—
Gross profit	131	—	143	—
Operating expenses
Research and development	10,137	8,311	22,367	16,279
Selling, general and administrative	5,963	6,262	12,044	12,854
Exit and termination costs (benefits)	(346)	(556)	1,077	3,875
Total operating expenses	15,754	14,017	35,488	33,008
Loss from operations	(15,623)	(14,017)	(35,345)	(33,008)
Interest income	2,209	3,129	4,677	6,525
Gain on disposal of assets	—	—	—	3
Other income, net	—	32	—	32
Net loss	$(13,414)	$(10,856)	$(30,668)	$(26,448)

Net loss per share, basic and diluted	$(0.08)	$(0.06)	$(0.18)	$(0.15)

Weighted-average shares outstanding, basic and diluted	175,308,965	173,829,107	174,829,257	176,156,001
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share data)

	Six Months Ended June 30, 2025
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	184,428,472	$18	(10,610,070)	$(14,132)	$408,315	$(149,812)	$244,389
Exercise of common stock options and vesting of restricted stock units, net	1,414,392	1	—	—	(444)	—	(443)
Share-based compensation	—	—	—	—	1,295	—	1,295
Net loss	—	—	—	—	—	(17,254)	(17,254)
Balance at March 31, 2025	185,842,864	$19	(10,610,070)	$(14,132)	$409,166	$(167,066)	$227,987
Exercise of common stock options and vesting of restricted stock units, net	203,342	—	—	—	(89)	—	(89)
Share-based compensation	—	—	—	—	1,386	—	1,386
Net loss	—	—	—	—	—	(13,414)	(13,414)
Balance at June 30, 2025	186,046,206	$19	(10,610,070)	$(14,132)	$410,463	$(180,480)	$215,870

	Six Months Ended June 30, 2024
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	183,071,317	$18	(37,062)	$(33)	$404,045	$(97,764)	$306,266
Exercise of common stock options and vesting of restricted stock units, net	945,378	—	—	—	(247)	—	(247)
Share-based compensation	—	—	—	—	1,320	—	1,320
Repurchase of treasury stock	—	—	(8,675,395)	(11,337)	—	—	(11,337)
Net loss	—	—	—	—	—	(15,592)	(15,592)
Balance at March 31, 2024	184,016,695	$18	(8,712,457)	$(11,370)	$405,118	$(113,356)	$280,410
Exercise of common stock options and vesting of restricted stock units, net	138,419	—	—	—	(68)	—	(68)
Share-based compensation	—	—	—	—	1,125	—	1,125
Repurchase of treasury stock	—	—	(1,897,613)	(2,771)	—	—	(2,771)
Net loss	—	—	—	—	—	(10,856)	(10,856)
Balance at June 30, 2024	184,155,114	$18	(10,610,070)	$(14,141)	$406,175	$(124,212)	$267,840
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(30,668)	$(26,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,428	1,285
Amortization and accretion of investments, net	(992)	(1,839)
Noncash lease expense	992	849
Gain on disposal of assets, including assets held for sale	(585)	(1,078)
Share-based compensation	2,681	2,445
Carrying value adjustment to assets held for sale	1,590	5,564
Changes in operating assets and liabilities:
Accounts receivable	764	(333)
Prepaid expenses and other assets	1,920	(5,131)
Accounts payable	1,015	(3,239)
Accrued expenses and other liabilities	(1,962)	(4,427)
Operating lease liabilities	(1,182)	(1,044)
Net cash used in operating activities	(23,999)	(33,396)

Cash flows from investing activities
Purchase of property and equipment	(11,575)	(8,054)
Proceeds from sale of property and equipment	800	3,470
Receipt of security deposit	41	—
Purchase of investments	(18,397)	(32,623)
Proceeds from sale and maturity of investments	60,026	83,234
Net cash provided by investing activities	30,895	46,027

Cash flows from financing activities
Proceeds from exercise of common stock options	—	50
Taxes paid related to net share settlement of equity awards	(532)	(365)
Repurchase of treasury stock	—	(13,982)
Net cash used in financing activities	(532)	(14,297)

Net increase (decrease) in cash and cash equivalents and restricted cash	6,364	(1,666)
Cash and cash equivalents and restricted cash, beginning of period	9,892	21,464
Cash and cash equivalents and restricted cash, end of period	$16,256	$19,798

Supplemental disclosure of noncash investing and financing activities:
Repurchase of treasury stock included in accrued expenses	$—	$126
Acquisitions of property and equipment included in accounts payable and accrued expenses and other current liabilities	$447	$150
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
Note 2. Disposals
On November 7, 2023, the Board of the Company approved a strategic plan to wind down its powertrain business and preserve the related intellectual property (the “Plan”). As part of the Plan, the Company will continue to focus on commercialization of its KARNO Power Module technology. We have not accounted for the impacts of the Plan as a discontinued operation through June 30, 2025 as we have not abandoned or sold the underlying intellectual property and continue wind down activities. We expect to complete wind down activities in the fourth quarter of fiscal year 2025.
Total charges and expenses (benefits) related to the Plan of $(0.3) million and $(0.6) million for the three months ended June 30, 2025 and 2024, respectively, and $1.1 million and $3.9 million for the six months ended June 30, 2025 and 2024, respectively, inclusive of recoveries from assets sold and charges to assets held for sale discussed below, are included in exit and termination costs in the condensed consolidated statements of operations. The change in total liabilities associated with the Plan is included within accrued expenses and other current liabilities as presented in Note 9, and accounts payable, and is summarized as follows (in millions):

	March 31, 2025	Charged to Expense	Costs Paid or Settled	June 30, 2025
Contract terminations	$0.1	$0.1	$(0.1)	$0.1
Warranty obligations	0.1	(0.1)	—	—
	$0.2	$—	$(0.1)	$0.1

	December 31, 2024	Charged to Expense	Costs Paid or Settled	March 31, 2025
Employee severance and retention	$0.1	$—	$(0.1)	$—
Contract terminations	0.6	—	(0.5)	0.1
Warranty obligations	0.1	—	—	0.1
	$0.8	$—	$(0.6)	$0.2

	March 31, 2024	Charged to Expense	Costs Paid or Settled	June 30, 2024
Employee severance and retention	$0.7	$—	$(0.3)	$0.4
Contract terminations	2.1	—	(1.1)	1.0
Warranty obligations	0.1	—	—	0.1
	$2.9	$—	$(1.4)	$1.5

	December 31, 2023	Charged to Expense	Costs Paid or Settled	March 31, 2024
Employee severance and retention	$1.1	$—	$(0.4)	$0.7
Contract terminations	6.5	(0.7)	(3.7)	2.1
Warranty obligations	0.4	(0.3)	—	0.1
	$8.0	$(1.0)	$(4.1)	$2.9

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
Assets Held for Sale
Certain assets of our powertrain business, including Class 8 semi-trucks and capital equipment, continue to be actively marketed for sale, and we are actively locating buyers for these assets. At the time of initial classification as held for sale at March 31, 2024, we estimated that the sale of these assets was expected to be completed within one year and it was unlikely that significant changes to the plan of sale would be made. Due to increased uncertainty regarding the timing of the disposition, driven by deteriorating market conditions in the electric vehicle industry, we reclassified assets previously recorded as held for sale totaling $1.0 million to property and equipment, net, on the condensed consolidated balance sheets, and recognized charges of $1.6 million during the three months ended March 31, 2025.
We had assets held for sale of nil and $2.6 million consisting of property and equipment in connection with the Plan at their fair value less costs to sell on the condensed consolidated balance sheets at June 30, 2025 and December 31, 2024, respectively. We used fair value hierarchy Level III inputs including comparable assets, adjusted for condition, and recorded charges of $0.0 million, as discussed above, and $0.0 million for the three months ended June 30, 2025 and 2024, respectively, and $1.6 million and $5.6 million for the six months ended June 30, 2025 and 2024, respectively, included in exit and termination costs in the condensed consolidated statements of operations.
We recorded net benefits for recoveries related to asset sales of $0.3 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively, and $0.6 million and $1.2 million for the six months ended June 30, 2025 and 2024, respectively, included in exit and termination costs in the condensed consolidated statements of operations and in gain on disposal of assets, including assets held for sale in the condensed consolidated statements of cash flows.
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
These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is an early-stage growth company and has generated negative cash flows from operating activities since inception. At June 30, 2025, the Company had total equity of $215.9 million, inclusive of cash and cash equivalents of $15.6 million and total investments of $169.7 million. Based on this, the Company has sufficient funds to continue to execute its business strategy for the next twelve months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q.
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
The significant expense categories and amounts that are regularly provided to the CODM and included in the reported measure of segment loss for the three and six months ended June 30, 2025 and 2024 are summarized as follows (in millions):

	Three Months Ended June 30,
	2025	2024
Total revenues	$1.5	$—
Total cost of revenues	1.4	—
Gross profit	0.1	—

Administrative and office	1.6	2.1
Depreciation and amortization	1.3	0.7
Facilities	1.5	1.2
Personnel	6.3	6.1
Product development, exclusive of other costs presented	3.4	3.0
Professional services	1.5	1.3
Exit and termination costs	(0.3)	(0.6)
Other operating expense	0.4	0.3
Total operating expenses	15.7	14.1
Other income, net	2.2	3.2
Net loss	$(13.4)	$(10.9)

	Six Months Ended June 30,
	2025	2024
Total revenues	$2.0	$—
Total cost of revenues	1.9	—
Gross profit	0.1	—

Administrative and office	3.2	3.9
Depreciation and amortization	2.4	1.3
Facilities	2.9	2.5
Personnel	12.6	13.0
Product development, exclusive of other costs presented	9.7	5.3
Professional services	2.9	2.5
Exit and termination costs	1.1	3.9
Other operating expense	0.7	0.6
Total operating expenses	35.5	33.0
Other income, net	4.7	6.6
Net loss	$(30.7)	$(26.4)

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
Restricted Cash
The Company has provided its corporate headquarters lessor with a letter of credit for $0.7 million to secure the performance of the Company’s lease obligations, backed by a restricted cash deposit to pay any draws on the letter of credit by the lessor. Total cash and cash equivalents and restricted cash as presented in the condensed consolidated statements of cash flows is summarized as follows:

	June 30, 2025	December 31, 2024	June 30, 2024	December 31, 2023
Cash and cash equivalents	$15,591	$9,227	$19,133	$12,881
Restricted cash included in prepaid expenses and other current assets	—	—	—	7,918
Restricted cash included in other assets	665	665	665	665
	$16,256	$9,892	$19,798	$21,464
Accounts Receivable
Accounts receivable are stated at a gross invoice amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained at a level considered adequate to provide for potential account losses on the balance based on the Company’s evaluation of the anticipated impact of current economic conditions, changes in the character and size of the balance, past and expected future loss experience and other pertinent factors. At June 30, 2025 and December 31, 2024, accounts receivable included amounts receivable from customers of $1.2 million and $1.5 million, respectively. At June 30, 2025 and December 31, 2024, there was no allowance for doubtful accounts on customer receivables.
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
Inventories
As of June 30, 2025, the KARNO Power Module has not yet been commercialized. Costs incurred for components acquired prior to our determination of reaching a commercial stage are expensed as R&D costs, resulting in zero cost basis for those components. As a result, moving-average prices for inventory that is capitalized in future periods may be significantly affected by those zero cost items. Inventory is consumed in the performance of contracts for R&D services in the quarter in which it is purchased, including certain allocations of overhead costs, and we therefore do not record inventory at each reporting period pertaining to these contracts.
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
U.S. Government Contracts
The Company was performing under two contracts as both a prime and subcontractor to the United States government to provide R&D services. The larger of these two contracts was modified and accounted for as a new contract in the quarter ending December 31, 2024. These contracts were not accounted for as revenue prior to September 30, 2024 as they were not in the ordinary course of business and the counterparties were not customers under GAAP. In September 2024, the Company was awarded a best effort cost-plus-fixed fee contract, modified in March 2025, up to $16.0 million by the United States Department of the Navy’s Office of Naval Research (“ONR”) to research the suitability of its KARNO Power Module for Navy ships and stationary power generation applications. Under the agreement, the Company will provide R&D services through September 2026, including delivery of up to seven KARNO Cores. The ONR contract represented a significant change in business strategy toward providing R&D activities in the ordinary course of business in addition to developing Power Modules for stationary and mobile applications. In July 2025, the Company was awarded a Phase II best effort cost-plus-fixed fee contract up to $1.5 million by the ONR to demonstrate the conceptual feasibility of the Phase I effort and show development progress towards successful application. Under the agreement, the Company will provide R&D services through July 2026 with an option to extend through July 2027, including design reviews, simulations, and reporting.
The Company began accounting for these contracts under ASC 606 beginning in the quarter ending December 31, 2024. The remaining amounts of revenue that we may recognize under these contracts was up to $15.2 million as of June 30, 2025, which is expected to primarily be recognized in 2025 and 2026. There is a single research and development services performance obligation in each of these contracts that is measured over time as the services are performed. The Company generally invoices monthly which corresponds directly with the value to the customers of the performance completed to date, and recognizes revenue in the amount that it has a right to invoice. Payment is ordinarily due within 90 days of invoice submission. Cost of R&D services revenue includes labor, allocated fringe and overhead, and inventory.
All revenue in the three and six months ended June 30, 2025 and 2024 was recognized over time. The portion of our revenues from significant customers is summarized as follows and is attributable to the U.S.:

	Three Months Ended June 30,
	2025	2024
Customer A	87%	—%
Customer B	13	—
	100%	—%

	Six Months Ended June 30,
	2025	2024
Customer A	77%	—%
Customer B	23	—
	100%	—%
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

Note 4. Investments
The amortized cost, unrealized gains and losses, fair value and maturities of our held-to-maturity investments at June 30, 2025 and December 31, 2024 are summarized as follows:

		Fair Value Measurements at June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency bonds	$12,500	$—	$(17)	$12,483
State and municipal bonds	5,977	2	—	5,979
Corporate bonds and notes	151,232	362	(39)	151,555
	$169,709	$364	$(56)	$170,017

		Fair Value Measurements at December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$979	$3	$—	$982
U.S. government agency bonds	17,490	6	(54)	17,442
State and municipal bonds	10,924	10	—	10,934
Corporate bonds and notes	181,109	369	(152)	181,326
	$210,502	$388	$(206)	$210,684

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$92,964	$93,092	$110,918	$111,170
Due after one year through five years	76,745	76,925	99,584	99,514
	$169,709	$170,017	$210,502	$210,684
Note 5. Fair Value Measurements
The fair value measurements of our financial assets at June 30, 2025 and December 31, 2024 are summarized as follows:

	Fair Value Measurements at June 30, 2025
	Level I	Level II	Level III	Total
Cash and cash equivalents	$15,591	$—	$—	$15,591
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	—	—	—
U.S. government agency bonds	—	12,483	—	12,483
State and municipal bonds	—	5,979	—	5,979
Corporate bonds and notes	—	151,555	—	151,555
	$16,256	$170,017	$—	$186,273

	Fair Value Measurements at December 31, 2024
	Level I	Level II	Level III	Total
Cash and cash equivalents	$9,227	$—	$—	$9,227
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	982	—	982
U.S. government agency bonds	—	17,442	—	17,442
State and municipal bonds	—	10,934	—	10,934
Corporate bonds and notes	—	181,326	—	181,326
	$9,892	$210,684	$—	$220,576
Note 6. Leases
In February 2025, the Company executed a sublease for a portion of its corporate office through April 2027. The components of lease operating income which are primarily included as reductions to R&D and selling, general and administrative expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease income	$27	$—	$54	$—
Variable operating lease income	22	—	57	—
	$49	$—	$111	$—
Note 7. Property and Equipment, Net
Property and equipment, net at June 30, 2025 and December 31, 2024 is summarized as follows:

	June 30, 2025	December 31, 2024
Production machinery and equipment	$36,154	$27,846
Vehicles	379	379
Leasehold improvements	4,923	4,313
Office furniture and fixtures	287	270
Computers and related equipment	2,227	2,113
	43,970	34,921
Less: accumulated depreciation	(11,407)	(9,001)
Total property and equipment, net	$32,563	$25,920
Note 8. Share-Based Compensation
During the six months ended June 30, 2025 and 2024, the Company granted 4.3 million and 5.9 million, respectively, restricted stock units which will vest over a period of one to three years. During the six months ended June 30, 2025 and 2024, 0.1 million and 1.1 million, respectively, of restricted stock units and options were forfeited. Share-based compensation expense for the three and six months ended June 30, 2025 was $1.4 million and $2.7 million, respectively. Share-based compensation expense for the three and six months ended June 30, 2024 was $1.1 million and $2.4 million, respectively.
Of the restricted stock units granted in the six months ended June 30, 2025, 2.7 million units may vest between February 18, 2026 and December 31, 2027 contingent upon achieving underlying closing stock price thresholds. These awards were valued at $1.46 per unit using fair value hierarchy Level III inputs including an underlying share volatility of 90% and a risk-free rate of 4.23%.

Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities at June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025	December 31, 2024
Accrued professional services and other	$2,070	$1,823
Accrued compensation and related benefits	2,035	3,280
Other accrued liabilities	791	746
Accrued severance, contract termination, and other charges	104	773
	$5,000	$6,622
Note 10. Commitments and Contingencies
Economic Incentive Agreement
During the quarter ended March 31, 2024, in connection with our operations in Cedar Park, Texas, the Company entered into an agreement with the Cedar Park Economic Development Corporation (“EDC”) that superseded prior agreements, whereby the Company would receive cash grants up to $1.1 million from the EDC at various measurement dates during the term of the agreement contingent upon the Company fulfilling and maintaining certain occupancy, investment, and employment requirements. The requirements must be met on or before specific measurement dates and maintained throughout the term of the agreement, which expires effective December 31, 2029. The Company has received payments to date of $0.4 million which are refundable as applicable performance requirements were not met and are included within accrued expenses and other current liabilities at June 30, 2025. Under the agreement, the EDC has the right to file a security interest to all assets of the Company.
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
Note 11. Net Loss Per Share
The computation of basic and diluted net loss per share for the three and six months ended June 30, 2025 and 2024 is summarized as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(13,414)	$(10,856)	$(30,668)	$(26,448)

Denominator:
Weighted average shares outstanding, basic and diluted	175,308,965	173,829,107	174,829,257	176,156,001

Net loss per share, basic and diluted	$(0.08)	$(0.06)	$(0.18)	$(0.15)

Potential common shares excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the three and six months ended June 30, 2025 and 2024 are summarized as follows:

	Three and Six Months Ended June 30,
	2025	2024
Unexercised stock options	183,975	271,996
Unvested restricted stock units	8,671,144	6,450,052
	8,855,119	6,722,048

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
•Defense: Defense organizations around the world are pursuing advanced energy solutions to support modern, rapidly evolving, distributed operations across land, sea, air, and autonomous platforms. Hyliion’s fuel-agnostic KARNO platform is engineered to meet these changing mission profiles with a combination of versatility, efficiency, and durability. Designed to operate on over 20 fuels, including JP-8 and its variants, diesel, ammonia, and hydrogen, the KARNO system enhances logistical adaptability across diverse applications. Its low acoustic and thermal signatures support stealth and operational security, while its high fuel efficiency enables longer runtimes and reduced refueling needs. Built with minimal moving parts and robust architecture, the KARNO technology delivers extended maintenance intervals and high system uptime under challenging conditions. Whether deployed in forward operating bases, shipboard power systems, microgrids, or unmanned autonomous platforms, the scalable KARNO Power Module and KARNO Core aim to deliver reliable, next-generation power for the strategic and tactical demands of global defense operations.
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
Since acquiring the KARNO technology from GE in September 2022, Hyliion has made significant R&D investments to support an expected commercial launch of the 200 kW KARNO Power Module. Early efforts focused on the development of a 125 kW KARNO Core, which has been successfully operated in our Ohio facility and utilized for extensive testing and further advancements. Through this system, we validated the ability of the KARNO Core’s fuel oxidation system to operate on a wide range of fuel sources, including natural gas, hydrogen, gas mixtures, and untreated landfill and Permian Basin well gas. Additionally, testing of the oxidation system demonstrated very low levels of pollutant emissions in the exhaust stream. The 125 kW KARNO Core also served as platform for developing and validating key components that are now incorporated into the larger 200 kW KARNO Power Module slated for market launch. These advancements include improved helium gas bearings for greater durability, a magnetic encoder for precise shaft position detection and optimized printed components to increase KARNO Core efficiency and manufacturing speed. The higher powered 200 kW KARNO Core also incorporates a larger Hyliion-designed linear electric motor. Development activities in 2024 and 2025 included developing production processes for this new motor as well as testing and validation of design parameters.
We have completed the design and sourcing of components for the balance-of-plant systems that support KARNO Core operation for the 200 kW system, including the system enclosure. The balance of plant includes cooling, pressure control, fuel and air, battery, high and low voltage, inlet air and exhaust systems. Development work also includes control software, safety systems, the human-to-machine interface and the physical integration of systems. Validation of essential operating parameters, including efficiency, emissions and reliability, are also part of R&D activities.
To date in 2025, we have delivered two of the ten early adopter customer units planned for the year. These initial units are undergoing testing under our R&D contract with the ONR and are performing well mechanically, while we address minor software and test equipment issues. Initial KARNO Power Module deployments, along with our ongoing testing and development efforts, will continue to validate critical design specifications, including projected operating life, maintenance requirements and durability.
Earlier in 2025, we announced that delivery of early deployment customer units and validation of generator design parameters were delayed due to design and production problems related to a key printed component − the regenerator − as well as delays in ramping up production of linear electric motors by a contract manufacturer. The regenerator functions as a heat capacitor, storing thermal energy within the system as helium gas cycles between hot and cold temperature regions. It is a critical component for achieving the generator’s target power levels and overall system efficiency. An early regenerator design was found to have insufficient heat storage and transfer capability. Additionally, residual powder from the additive manufacturing process could not easily be removed after printing due to the small passageways in the regenerator’s flow channels.
The regenerator part has since been redesigned to increase heat storage and transfer capabilities. Bench testing of this updated design indicates that it will address the performance shortfalls seen with the earlier configuration. We are now printing the components needed to upfit a full KARNO Core for validation at full-power operation. Furthermore, new post-processing techniques have been implemented and verified to effectively remove residual powder after printing. The updated regenerator can be easily retrofitted into existing KARNO Cores once available.
We recently insourced linear electric motor production after earlier efforts to outsource this work to a contract manufacturer. This transition will accelerate the ramp-up in motor production capacity and give Hyliion greater control over manufacturing quality. While production challenges and the shift in operations delayed early deployment unit deliveries, output has since increased and is now expected to meet ongoing production needs.
Research and Development Services
We provide R&D services to third parties, including the U.S. government. In September 2024, Hyliion was awarded a cost-plus-fixed-fee contract of up to $16.0 million by the ONR to assess the suitability of its KARNO Power Module for Navy vessels and stationary power applications. The contract aligns with ONR’s objective of leveraging advanced technology to reduce its carbon footprint while enhancing operating capabilities. Upon successful validation and demonstration, the KARNO Power Module could be used as an electric power system in future platforms and for stationary power needs. In the first quarter of 2025 we delivered the first early deployment generator unit under this contract which we have been testing at our R&D facility in Cincinnati. We expect to deliver additional KARNO Cores and Power Modules during 2025 and will expand testing to include long duration operation, simulation of ship motion and the ability of the system to operate in extreme temperature environments.
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
Commercialization of KARNO Power Module
Our focus is on continuing development and testing of our fuel-agnostic KARNO Power Module and the deployment of initial units with customers through 2025. We anticipate that a substantial portion of our capital resources and efforts in the near future will be focused on these activities. The amount and timing of our future funding requirements, if any, will depend on many factors, including but not limited to the pace of completing initial KARNO Power Module testing and validation, the pace at which we invest in KARNO Core additive printing capacity, our plans for manufacturing KARNO Power Module components (whether in-house or through outsourcing to third parties), the range of product offerings we plan to bring to market and external market factors beyond our control.

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

Results of Operations
Comparison of Three Months Ended June 30, 2025 to Three Months Ended June 30, 2024
Our results of operations for the three months ended June 30, 2025 (the “current quarter”) and 2024 on a consolidated basis are summarized as follows (in thousands, except share and per share data):

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues
Research and development services	$1,515	$—	$1,515	N/A
Total revenues	1,515	—	1,515	N/A
Cost of revenues
Research and development services	1,384	—	1,384	N/A
Total cost of revenues	1,384	—	1,384	N/A
Gross profit	131	—	131	N/A
Operating expenses
Research and development	10,137	8,311	1,826	22.0%
Selling, general and administrative expenses	5,963	6,262	(299)	(4.8)%
Exit and termination costs (benefits)	(346)	(556)	210	(37.8)%
Total operating expenses	15,754	14,017	1,737	12.4%
Loss from operations	(15,623)	(14,017)	(1,606)	11.5%
Interest income	2,209	3,129	(920)	(29.4)%
Other income, net	—	32	(32)	(100.0)%
Net loss	$(13,414)	$(10,856)	$(2,558)	23.6%

Net loss per share, basic and diluted	$(0.08)	$(0.06)	$(0.02)	33.3%

Weighted-average shares outstanding, basic and diluted	175,308,965	173,829,107	1,480	0.9%
Revenue and Cost of Revenues
In the fourth quarter of 2024, we began recognizing revenue for R&D services performed as both a prime and subcontractor to the United States government. Revenue for R&D services increased $1.5 million and associated cost of revenues increased $1.4 million.
Research and Development
R&D expenses increased $1.8 million due to higher spending related to the design and testing of our KARNO Power Module, growth in the production of additive components, and the procurement of parts for our initial KARNO Power Module deployments later in 2025.
Selling, General and Administrative
Selling, general, and administrative expenses decreased $0.3 million primarily due to:
•a decrease of $0.3 million in insurance;
•a decrease of $0.1 million in facilities costs; and
•a decrease of $0.1 million in professional services; partially offset by
•an increase of $0.3 million in personnel and benefits.
Exit and Termination Costs (Benefits)
Exit and termination benefits decreased by $0.2 million as a result of the adoption of the Plan and items discussed in Note 2 of the notes to the condensed consolidated financial statements, including recoveries from assets sold.
Interest Income
Interest income decreased $0.9 million primarily due to the decline in our investment balance.

Comparison of Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024
The following table summarizes our results of operations on a consolidated basis for the six months ended June 30, 2025 (the “current six months”) and 2024 (in thousands, except share and per share data):

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues
Product sales and other	$2,004	$—	$2,004	N/A
Total revenues	2,004	—	2,004	N/A
Cost of revenues
Product sales and other	1,861	—	1,861	N/A
Total cost of revenues	1,861	—	1,861	N/A
Gross profit	143	—	143	N/A
Operating expenses
Research and development	22,367	16,279	6,088	37.4%
Selling, general and administrative expenses	12,044	12,854	(810)	(6.3)%
Exit and termination costs	1,077	3,875	(2,798)	(72.2)%
Total operating expenses	35,488	33,008	2,480	7.5%
Loss from operations	(35,345)	(33,008)	(2,337)	7.1%
Interest income	4,677	6,525	(1,848)	(28.3)%
Gain on disposal of assets	—	3	(3)	(100.0)%
Other income, net	—	32	(32)	(100.0)%
Net loss	$(30,668)	$(26,448)	$(4,220)	16.0%

Net loss per share, basic and diluted	$(0.18)	$(0.15)	$(0.03)	20.0%

Weighted-average shares outstanding, basic and diluted	174,829,257	176,156,001	(1,327)	(0.8)%
Revenue and Cost of Revenues
In the fourth quarter of 2024, we began recognizing revenue for R&D services performed as both a prime and subcontractor to the United States government. Revenue for R&D services increased $2.0 million and associated cost of revenues increased $1.9 million.
Research and Development
R&D expenses increased $6.1 million due to higher spending related to the design and testing of our KARNO Power Module, growth in the production of additive components, and the procurement of parts for our initial KARNO Power Module deployments later in 2025.
Selling, General and Administrative
Selling, general, and administrative expenses decreased $0.8 million primarily due to:
•a decrease of $0.4 million in facilities costs;
•a decrease of $0.5 million in insurance; and
•a decrease of $0.2 million in professional services; partially offset by
•an increase of $0.5 million in personnel and benefits.
Exit and Termination Costs
Exit and termination costs decreased by $2.8 million as a result of the adoption of the Plan and items discussed in Note 2 of the notes to the condensed consolidated financial statements, including recoveries from assets sold.
Interest Income
Interest income decreased $1.8 million primarily due to the decline in our investment balance.

Liquidity and Capital Resources
At June 30, 2025, our current assets were $114.5 million, consisting primarily of cash and cash equivalents of $15.6 million, short-term investments of $93.0 million and prepaid expenses of $4.8 million. Our current liabilities were $10.3 million and were primarily comprised of accounts payable, accrued expenses and operating lease liabilities. We also had $76.7 million of investments in longer-term liquid securities which we maintain to generate higher income on capital that we do not expect to spend in the next 12 months.
We believe the credit quality and liquidity of our investment portfolio at June 30, 2025 is strong and will provide sufficient liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply and demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity whereby no investment security may have a final maturity of more than 36 months from the date of acquisition or a weighted average maturity exceeding 18 months. Eligible investments under the Company’s investment policy bearing a minimum credit rating of A1, A-1, F1 or higher for short-term investments and A2, A, or higher for longer-term investments include money market funds, commercial paper, certificates of deposit and municipal securities. Additionally, all of our debt securities are classified as held-to-maturity as we have the intent and ability to hold these investment securities to maturity, which minimizes any realized losses that we would recognize prior to maturity. However, even with this approach we may incur investment losses as a result of unusual or unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.
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
We expect to continue to incur net losses in the short term as we continue to execute on our strategic initiatives by completing the development and commercialization of the KARNO Power Module with anticipated initial customer deployments throughout 2025. However, actual results could vary materially and adversely as a result of a number of factors including, but not limited to, those discussed in Part II, Item 1A. “Risk Factors.”
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

Cash Flows
Net cash, cash equivalents and restricted cash provided by or used in operating activities, investing activities and financing activities for the six months ended June 30, 2025 and 2024 is summarized as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash from operating activities	$(23,999)	$(33,396)
Cash from investing activities	30,895	46,027
Cash from financing activities	(532)	(14,297)
	$6,364	$(1,666)
Cash from Operating Activities
For the six months ended June 30, 2025, cash flows used in operating activities were $24.0 million. Cash used primarily related to a net loss of $30.7 million, adjusted for a $0.6 million change in working capital accounts and $6.1 million in non-cash expenses (including $2.7 million related to share-based compensation, $2.4 million related to depreciation and amortization, $1.9 million related to prepaid expenses and other current assets, and $1.6 million in assets held for sale carrying value adjustments, partially offset by $0.9 million related to accounts payable, accrued expenses and other liabilities and $0.6 million related to gain on asset sales).
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
Cash from Investing Activities
For the six months ended June 30, 2025, cash flows provided by investing activities were $30.9 million. Cash provided related to the sale or maturity of investments of $60.0 million and the proceeds from sale of assets of $0.8 million, offset by the purchase of investments of $18.4 million and acquired property and equipment of $11.6 million.
For the six months ended June 30, 2024, cash flows provided by investing activities were $46.0 million. Cash provided related to the sale or maturity of investments of $83.2 million and the proceeds from sale of assets of $3.5 million, partially offset by the purchase of investments of $32.6 million and acquired property and equipment of $8.1 million.
Cash from Financing Activities
For the six months ended June 30, 2025, cash flows used in financing activities were $0.5 million, primarily due to taxes paid related to the net share settlement of equity awards.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our Principal Executive Officer and Principal Financial Officer) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Principal Executive Officer and Principal Financial Officer have concluded that, at June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Changes in U.S. tariff policies may materially and adversely affect our business.
The U.S. government has been conducting a broad review of U.S. trade relations and has issued numerous executive orders and other public policy statements imposing, or threatening to impose, tariffs on certain countries, materials, and industries. In response, impacted countries have imposed or threatened various corresponding retaliatory tariffs. While some of these tariffs have been rescinded or delayed, others remain and all are subject to potential increases. As a result, the imposition of tariffs by the U.S. government and any retaliatory tariffs imposed in response is uncertain, including in the amount, applicability and duration of such tariffs. Presently, we import parts and supplies from overseas manufacturers, including certain components used in our additive printing machines from Germany and R&D and production components from China. Given the uncertain nature of the impact of tariffs on our component costs, we may be subject to an increase in the cost of these imported items. If we do experience increased costs, we may not be able to pass these costs on to customers.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
The following table provides information regarding repurchases of our Common Stock during the quarter ended June 30, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 - 30, 2025	—	$—	10,610,070	$6,144,349
May 1 - 31, 2025	—	$—	10,610,070	$6,144,349
June 1 - 30, 2025	—	$—	10,610,070	$6,144,349
Total	—		10,610,070
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

Date: August 12, 2025	HYLIION HOLDINGS CORP.

/s/ Thomas Healy
	Name:	Thomas Healy
	Title:	Chief Executive Officer (Principal Executive Officer)

/s/ Jon Panzer
	Name:	Jon Panzer
	Title:	Chief Financial Officer (Principal Financial Officer)