Form 10-Q
period 2025-09-30
Hyliion Holdings Corp.
filed 2025-11-12
CIK 1759631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
As of November 4, 2025, 175,974,228 shares of common stock, par value $0.0001 per share, were issued and outstanding.

HYLIION HOLDINGS CORP.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HYLIION HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$17,878	$9,227
Accounts receivable	726	1,923
Prepaid expenses and other current assets	4,238	6,401
Short-term investments	87,121	110,918
Assets held for sale	—	2,563
Total current assets	109,963	131,032

Property and equipment, net	41,604	25,920
Operating lease right-of-use assets	3,959	5,431
Other assets	964	1,079
Long-term investments	59,743	99,584
Total assets	$216,233	$263,046

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,052	$5,243
Current portion of operating lease liabilities	2,644	2,426
Accrued expenses and other current liabilities	5,287	6,622
Total current liabilities	9,983	14,291

Operating lease liabilities, net of current portion	2,353	4,366
Other liabilities	41	—
Total liabilities	12,377	18,657

Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 186,582,398 and 184,428,472 shares issued at September 30, 2025 and December 31, 2024, respectively; 175,972,328 and 173,818,402 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	19	18
Additional paid-in capital	411,786	408,315
Treasury stock, at cost; 10,610,070 and 10,610,070 shares as of September 30, 2025 and December 31, 2024, respectively	(14,132)	(14,132)
Accumulated deficit	(193,817)	(149,812)
Total stockholders’ equity	203,856	244,389
Total liabilities and stockholders’ equity	$216,233	$263,046
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Research and development services	$759	$—	$2,763	$—
Total revenues	759	—	2,763	—
Cost of revenues
Research and development services	806	—	2,667	—
Total cost of revenues	806	—	2,667	—
Gross (loss) profit	(47)	—	96	—
Operating expenses
Research and development	10,136	9,462	32,503	25,741
Selling, general and administrative	5,184	5,648	17,228	18,502
Exit and termination (benefits) costs	(70)	(929)	1,007	2,946
Total operating expenses	15,250	14,181	50,738	47,189
Loss from operations	(15,297)	(14,181)	(50,642)	(47,189)
Interest income	1,960	2,979	6,637	9,504
Gain on disposal of assets	—	—	—	3
Other income, net	—	—	—	32
Net loss	$(13,337)	$(11,202)	$(44,005)	$(37,650)

Net loss per share, basic and diluted	$(0.08)	$(0.06)	$(0.25)	$(0.21)

Weighted-average shares outstanding, basic and diluted	175,652,193	173,612,768	175,106,583	175,302,069
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share data)

	Nine Months Ended September 30, 2025
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	184,428,472	$18	(10,610,070)	$(14,132)	$408,315	$(149,812)	$244,389
Exercise of common stock options and vesting of restricted stock units, net	1,414,392	1	—	—	(444)	—	(443)
Share-based compensation	—	—	—	—	1,295	—	1,295
Net loss	—	—	—	—	—	(17,254)	(17,254)
Balance at March 31, 2025	185,842,864	$19	(10,610,070)	$(14,132)	$409,166	$(167,066)	$227,987
Exercise of common stock options and vesting of restricted stock units, net	203,342	—	—	—	(89)	—	(89)
Share-based compensation	—	—	—	—	1,386	—	1,386
Net loss	—	—	—	—	—	(13,414)	(13,414)
Balance at June 30, 2025	186,046,206	$19	(10,610,070)	$(14,132)	$410,463	$(180,480)	$215,870
Exercise of common stock options and vesting of restricted stock units, net	536,192	—	—	—	(55)	—	(55)
Share-based compensation	—	—	—	—	1,378	—	1,378
Net loss	—	—	—	—	—	(13,337)	(13,337)
Balance at September 30, 2025	186,582,398	$19	(10,610,070)	$(14,132)	$411,786	$(193,817)	$203,856

	Nine Months Ended September 30, 2024
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	183,071,317	$18	(37,062)	$(33)	$404,045	$(97,764)	$306,266
Exercise of common stock options and vesting of restricted stock units, net	945,378	—	—	—	(247)	—	(247)
Share-based compensation	—	—	—	—	1,320	—	1,320
Repurchase of treasury stock	—	—	(8,675,395)	(11,337)	—	—	(11,337)
Net loss	—	—	—	—	—	(15,592)	(15,592)
Balance at March 31, 2024	184,016,695	$18	(8,712,457)	$(11,370)	$405,118	$(113,356)	$280,410
Exercise of common stock options and vesting of restricted stock units, net	138,419	—	—	—	(68)	—	(68)
Share-based compensation	—	—	—	—	1,125	—	1,125
Repurchase of treasury stock	—	—	(1,897,613)	(2,771)	—	—	(2,771)
Net loss	—	—	—	—	—	(10,856)	(10,856)
Balance at June 30, 2024	184,155,114	$18	(10,610,070)	$(14,141)	$406,175	$(124,212)	$267,840
Exercise of common stock options and vesting of restricted stock units, net	180,069	—	—	—	(12)	—	(12)
Share-based compensation	—	—	—	—	1,096	—	1,096
Repurchase of treasury stock	—	—	—	6	—	—	6
Net loss	—	—	—	—	—	(11,202)	(11,202)
Balance at September 30, 2024	184,335,183	$18	(10,610,070)	$(14,135)	$407,259	$(135,414)	$257,728
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(44,005)	$(37,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,066	2,140
Amortization and accretion of investments, net	(1,258)	(2,489)
Noncash lease expense	1,472	1,291
Gain on disposal of assets, including assets held for sale	(697)	(2,109)
Share-based compensation	4,059	3,541
Carrying value adjustment to assets held for sale	1,590	5,564
Changes in operating assets and liabilities:
Accounts receivable	1,200	(580)
Prepaid expenses and other assets	2,474	(5,215)
Accounts payable	457	(2,655)
Accrued expenses and other liabilities	(2,254)	(4,018)
Operating lease liabilities	(1,795)	(1,111)
Net cash used in operating activities	(34,691)	(43,291)

Cash flows from investing activities
Purchase of property and equipment	(22,003)	(10,548)
Proceeds from sale of property and equipment	1,192	4,110
Receipt of security deposit	41	—
Purchase of investments	(36,326)	(55,383)
Proceeds from sale and maturity of investments	101,026	126,686
Net cash provided by investing activities	43,930	64,865

Cash flows from financing activities
Proceeds from exercise of common stock options	—	67
Taxes paid related to net share settlement of equity awards	(588)	(393)
Repurchase of treasury stock	—	(13,982)
Net cash used in financing activities	(588)	(14,308)

Net increase in cash and cash equivalents and restricted cash	8,651	7,266
Cash and cash equivalents and restricted cash, beginning of period	9,892	21,464
Cash and cash equivalents and restricted cash, end of period	$18,543	$28,730

Supplemental disclosure of noncash investing and financing activities:
Repurchase of treasury stock included in accrued expenses	$—	$120
Acquisitions of property and equipment included in accounts payable and accrued expenses and other current liabilities	$950	$227
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except as separately indicated)

Note 1. Overview
Hyliion Holdings Corp. is a Delaware corporation headquartered in Cedar Park, Texas, with research and development (“R&D”) facilities in Cincinnati, Ohio, that designs and develops the KARNOTM Power Module for stationary and mobile applications and provides R&D services. References to the “Company,” “Hyliion,” “we,” “our,” or “us” in this report refer to Hyliion Holdings Corp. and its wholly owned subsidiary, unless expressly indicated or the context otherwise requires.
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
Note 2. Disposals
On November 7, 2023, the Board of the Company approved a strategic plan to wind down its powertrain business and preserve the related intellectual property (the “Plan”). As part of the Plan, the Company will continue to focus on commercialization of its KARNO Power Module technology. We have not accounted for the impacts of the Plan as a discontinued operation through September 30, 2025 as we have not abandoned or sold the underlying intellectual property and continue wind down activities. We expect to complete wind down activities in the fourth quarter of fiscal year 2025.
Total charges and (benefits) expenses related to the Plan of $(0.1) million and $(0.9) million for the three months ended September 30, 2025 and 2024, respectively, and $1.0 million and $2.9 million for the nine months ended September 30, 2025 and 2024, respectively, inclusive of recoveries from assets sold and charges to assets held for sale discussed below, are included in exit and termination costs in the condensed consolidated statements of operations. The change in total liabilities associated with the Plan is included within accrued expenses and other current liabilities as presented in Note 9, and accounts payable, and is summarized as follows (in millions):

	June 30, 2025	Charged to Expense	Costs Paid or Settled	September 30, 2025
Contract terminations	$0.1	$—	$(0.1)	$—
Warranty obligations	—	—	—	—
	$0.1	$—	$(0.1)	$—

	March 31, 2025	Charged to Expense	Costs Paid or Settled	June 30, 2025
Contract terminations	$0.1	$0.1	$(0.1)	$0.1
Warranty obligations	0.1	(0.1)	—	—
	$0.2	$—	$(0.1)	$0.1

	December 31, 2024	Charged to Expense	Costs Paid or Settled	March 31, 2025
Employee severance and retention	$0.1	$—	$(0.1)	$—
Contract terminations	0.6	—	(0.5)	0.1
Warranty obligations	0.1	—	—	0.1
	$0.8	$—	$(0.6)	$0.2

HYLIION HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except as separately indicated)

	June 30, 2024	Charged to Expense	Costs Paid or Settled	September 30, 2024
Employee severance and retention	$0.4	$—	$(0.1)	$0.3
Contract terminations	1.0	—	(0.2)	0.8
Warranty obligations	0.1	—	—	0.1
	$1.5	$—	$(0.3)	$1.2

	March 31, 2024	Charged to Expense	Costs Paid or Settled	June 30, 2024
Employee severance and retention	$0.7	$—	$(0.3)	$0.4
Contract terminations	2.1	—	(1.1)	1.0
Warranty obligations	0.1	—	—	0.1
	$2.9	$—	$(1.4)	$1.5

	December 31, 2023	Charged to Expense	Costs Paid or Settled	March 31, 2024
Employee severance and retention	$1.1	$—	$(0.4)	$0.7
Contract terminations	6.5	(0.7)	(3.7)	2.1
Warranty obligations	0.4	(0.3)	—	0.1
	$8.0	$(1.0)	$(4.1)	$2.9
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
We had assets held for sale of nil and $2.6 million consisting of property and equipment in connection with the Plan at their fair value less costs to sell on the condensed consolidated balance sheets at September 30, 2025 and December 31, 2024, respectively. We used fair value hierarchy Level III inputs including comparable assets, adjusted for condition, and recorded charges of nil, for the three months ended September 30, 2025 and 2024, respectively, and $1.6 million and $5.6 million for the nine months ended September 30, 2025 and 2024, respectively, included in exit and termination costs in the condensed consolidated statements of operations.
We recorded net benefits for recoveries related to asset sales of $0.4 million and $0.9 million for the three months ended September 30, 2025 and 2024, respectively, and $1.0 million and $2.1 million for the nine months ended September 30, 2025 and 2024, respectively, included in exit and termination costs in the condensed consolidated statements of operations and in gain on disposal of assets, including assets held for sale in the condensed consolidated statements of cash flows.
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
These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is an early-stage growth company and has generated negative cash flows from operating activities since inception. At September 30, 2025, the Company had total equity of $203.9 million, inclusive of cash and cash equivalents of $17.9 million and total investments of $146.9 million. Based on this, the Company has sufficient funds to continue to execute its business strategy for the next twelve months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q.
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
The significant expense categories and amounts that are regularly provided to the CODM and included in the reported measure of segment loss for the three and nine months ended September 30, 2025 and 2024 are summarized as follows (in millions):

	Three Months Ended September 30,
	2025	2024
Total revenues	$0.8	$—
Total cost of revenues	0.8	—
Gross profit	—	—

Administrative and office	1.6	1.9
Depreciation and amortization	1.7	0.8
Facilities	1.3	1.3
Personnel	5.7	5.1
Product development, exclusive of other costs presented	3.6	4.5
Professional services	1.3	1.3
Exit and termination costs	(0.1)	(0.9)
Other operating expense	0.2	0.2
Total operating expenses	15.3	14.2
Other income, net	2.0	3.0
Net loss	$(13.3)	$(11.2)

	Nine Months Ended September 30,
	2025	2024
Total revenues	$2.8	$—
Total cost of revenues	2.7	—
Gross profit	0.1	—

Administrative and office	4.8	5.8
Depreciation and amortization	4.1	2.1
Facilities	4.2	3.9
Personnel	18.3	18.1
Product development, exclusive of other costs presented	13.2	9.8
Professional services	4.2	3.8
Exit and termination costs	1.0	3.0
Other operating expense	0.9	0.8
Total operating expenses	50.7	47.3
Other income, net	6.6	9.6
Net loss	$(44.0)	$(37.7)
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity date of 90 days or less at the time of purchase to be cash and cash equivalents only if in checking, savings or money market accounts. Cash and cash equivalents include cash held in banks and money market accounts and are carried at cost, which approximates fair value. The Company maintains cash in excess of federally insured limits at financial institutions, which it believes are of high credit quality, and has not incurred any losses related to these balances to date. The Company believes its credit risk, with respect to these financial institutions, to be minimal.
Restricted Cash
The Company has provided its corporate headquarters lessor with a letter of credit for $0.7 million to secure the performance of the Company’s lease obligations, backed by a restricted cash deposit to pay any draws on the letter of credit by the lessor. Total cash and cash equivalents and restricted cash as presented in the condensed consolidated statements of cash flows is summarized as follows:

	September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
Cash and cash equivalents	$17,878	$9,227	$28,065	$12,881
Restricted cash included in prepaid expenses and other current assets	—	—	—	7,918
Restricted cash included in other assets	665	665	665	665
	$18,543	$9,892	$28,730	$21,464
Accounts Receivable
Accounts receivable are stated at a gross invoice amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained at a level considered adequate to provide for potential account losses on the balance based on the Company’s evaluation of the anticipated impact of current economic conditions, changes in the character and size of the balance, past and expected future loss experience and other pertinent factors. At September 30, 2025 and December 31, 2024, accounts receivable included amounts receivable from customers of $0.6 million and $1.5 million, respectively. At September 30, 2025 and December 31, 2024, there was no allowance for doubtful accounts on customer receivables.
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
Inventories
As of September 30, 2025, the KARNO Power Module has not yet been commercialized. Costs incurred for components acquired prior to our determination of reaching a commercial stage are expensed as R&D costs, resulting in zero cost basis for those components. As a result, moving-average prices for inventory that is capitalized in future periods may be significantly affected by those zero cost items. Inventory is consumed in the performance of contracts for R&D services in the quarter in which it is purchased, including certain allocations of overhead costs, and we therefore do not record inventory at each reporting period pertaining to these contracts.
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
The Company began accounting for these contracts under ASC 606 beginning in the quarter ending December 31, 2024. The remaining amounts of revenue that we may recognize under these contracts was up to $14.4 million as of September 30, 2025, which is expected to primarily be recognized in 2025 and 2026. There is a single research and development services performance obligation in each of these contracts that is measured over time as the services are performed. The Company generally invoices monthly, which corresponds directly with the value to the customers of the performance completed to date, and recognizes revenue in the amount that it has a right to invoice. Payment is ordinarily due within 90 days of invoice submission. Cost of R&D services revenue includes labor, allocated fringe and overhead, and inventory.

All revenue in the three and nine months ended September 30, 2025 and 2024 was recognized over time. The portion of our revenues from significant customers is summarized as follows and is attributable to the U.S.:

	Three Months Ended September 30,
	2025	2024
Customer A	75%	—%
Customer B	25	—
	100%	—%

	Nine Months Ended September 30,
	2025	2024
Customer A	76%	—%
Customer B	24	—
	100%	—%
Research and Development Expense
R&D costs did not meet the requirements to be recognized as an asset as the associated future benefits were at best uncertain and there was no alternative future use at the time the costs were incurred. R&D costs include, but are not limited to, outsourced engineering services, allocated facilities costs, depreciation on equipment utilized in R&D activities, internal engineering and development expenses, materials, internally-developed software and employee-related expenses (including salaries, benefits, travel, and share-based compensation) related to development of the Company’s products and services.
Recent Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)-Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The pronouncement is effective for fiscal years beginning after December 15, 2027 and interim periods within that fiscal year. We are currently evaluating the impact of adoption.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326)-Measurement of Credit Losses for Accounts Receivable and Contract Assets, to address challenges encountered when applying the guidance in Topic 326, Financial Instruments—Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The pronouncement is effective for fiscal years beginning after December 15, 2025 and interim periods within that fiscal year. We expect to adopt this ASU in the period ended March 31, 2026, applying the practical expedient policy election that assumes that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable asset expected credit losses estimate on a prospective basis.
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

Note 4. Investments
The amortized cost, unrealized gains and losses, fair value and maturities of our held-to-maturity investments at September 30, 2025 and December 31, 2024 are summarized as follows:

		Fair Value Measurements at September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$4,822	$—	$(8)	$4,814
U.S. government agency bonds	3,000	—	—	3,000
State and municipal bonds	5,994	4	—	5,998
Corporate bonds and notes	133,048	496	(19)	133,525
	$146,864	$500	$(27)	$147,337

		Fair Value Measurements at December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$979	$3	$—	$982
U.S. government agency bonds	17,490	6	(54)	17,442
State and municipal bonds	10,924	10	—	10,934
Corporate bonds and notes	181,109	369	(152)	181,326
	$210,502	$388	$(206)	$210,684

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$87,121	$87,339	$110,918	$111,170
Due after one year through five years	59,743	59,998	99,584	99,514
	$146,864	$147,337	$210,502	$210,684
Note 5. Fair Value Measurements
The fair value measurements of our financial assets at September 30, 2025 and December 31, 2024 are summarized as follows:

	Fair Value Measurements at September 30, 2025
	Level I	Level II	Level III	Total
Cash and cash equivalents	$17,878	$—	$—	$17,878
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	4,814	—	4,814
U.S. government agency bonds	—	3,000	—	3,000
State and municipal bonds	—	5,998	—	5,998
Corporate bonds and notes	—	133,525	—	133,525
	$18,543	$147,337	$—	$165,880

	Fair Value Measurements at December 31, 2024
	Level I	Level II	Level III	Total
Cash and cash equivalents	$9,227	$—	$—	$9,227
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	982	—	982
U.S. government agency bonds	—	17,442	—	17,442
State and municipal bonds	—	10,934	—	10,934
Corporate bonds and notes	—	181,326	—	181,326
	$9,892	$210,684	$—	$220,576
Note 6. Leases
In February 2025, the Company executed a sublease for a portion of its corporate office through April 2027. The components of lease operating income which are primarily included as reductions to R&D and selling, general and administrative expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease income	$81	$—	$135	$—
Variable operating lease income	35	—	92	—
	$116	$—	$227	$—
Note 7. Property and Equipment, Net
Property and equipment, net at September 30, 2025 and December 31, 2024 is summarized as follows:

	September 30, 2025	December 31, 2024
Production machinery and equipment	$46,316	$27,846
Vehicles	379	379
Leasehold improvements	5,393	4,313
Office furniture and fixtures	287	270
Computers and related equipment	2,273	2,113
	54,648	34,921
Less: accumulated depreciation	(13,044)	(9,001)
Total property and equipment, net	$41,604	$25,920
Note 8. Share-Based Compensation
During the nine months ended September 30, 2025 and 2024, the Company granted 4.4 million and 6.1 million, respectively, restricted stock units which will vest over a period of one to three years. During the nine months ended September 30, 2025 and 2024, 0.1 million and 1.2 million, respectively, of restricted stock units and options were forfeited. Share-based compensation expense for the three and nine months ended September 30, 2025 was $1.4 million and $4.1 million, respectively. Share-based compensation expense for the three and nine months ended September 30, 2024 was $1.1 million and $3.5 million, respectively.
Of the restricted stock units granted in the nine months ended September 30, 2025, 2.7 million units may vest between February 18, 2026 and December 31, 2027 contingent upon achieving underlying closing stock price thresholds. These awards were valued at $1.46 per unit using fair value hierarchy Level III inputs including an underlying share volatility of 90% and a risk-free rate of 4.23%.

Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities at September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025	December 31, 2024
Accrued professional services and other	$2,448	$1,823
Accrued compensation and related benefits	2,034	3,280
Other accrued liabilities	805	746
Accrued severance, contract termination, and other charges	—	773
	$5,287	$6,622
Note 10. Commitments and Contingencies
Economic Incentive Agreement
During the quarter ended March 31, 2024, in connection with our operations in Cedar Park, Texas, the Company entered into an agreement with the Cedar Park Economic Development Corporation (“EDC”) that superseded prior agreements, whereby the Company would receive cash grants up to $1.1 million from the EDC at various measurement dates during the term of the agreement contingent upon the Company fulfilling and maintaining certain occupancy, investment, and employment requirements. The requirements must be met on or before specific measurement dates and maintained throughout the term of the agreement, which expires effective December 31, 2029. The Company has received payments to date of $0.4 million which are refundable as applicable performance requirements were not met and are included within accrued expenses and other current liabilities at September 30, 2025. Under the agreement, the EDC has the right to file a security interest to all assets of the Company.
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
Note 11. Net Loss Per Share
The computation of basic and diluted net loss per share for the three and nine months ended September 30, 2025 and 2024 is summarized as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(13,337)	$(11,202)	$(44,005)	$(37,650)

Denominator:
Weighted average shares outstanding, basic and diluted	175,652,193	173,612,768	175,106,583	175,302,069

Net loss per share, basic and diluted	$(0.08)	$(0.06)	$(0.25)	$(0.21)

Potential common shares excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the three and nine months ended September 30, 2025 and 2024 are summarized as follows:

	Three and Nine Months Ended September 30,
	2025	2024
Unexercised stock options	180,475	190,529
Unvested restricted stock units	8,143,888	6,446,843
	8,324,363	6,637,372

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References to the “Company,” “Hyliion,” “we,” “our,” or “us” in this report refer to Hyliion Holdings Corp. and its wholly-owned subsidiary Hyliion Inc., unless expressly indicated or the context otherwise requires. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report and our audited consolidated financial statements and related notes thereto in our 2024 Annual Report.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q are forward-looking statements, including, but not limited to, statements regarding our strategy, prospects, plans, objectives, future operations, future revenue and earnings, projected margins and expenses, markets for our services, potential acquisitions or strategic alliances, financial position, and liquidity and anticipated cash needs and availability. The words “anticipates,” “believes,” “targets,” “should,” “contemplates,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” “potential,” “remains,” “continues,” “likely,” or variations of such words and similar expressions or the negatives thereof are intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements represent our management’s expectations as of the date of this filing and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of risks and uncertainties including, but not limited to, those described in the section entitled “Risk Factors” included in our 2024 Annual Report on Form 10-K, this Quarterly Report on Form 10-Q, and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”) that disclose risks and uncertainties that may affect our business. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q and in other documents we file from time to time with the Commission. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we do not undertake, and expressly disclaim any duty, to publicly update or revise these statements, whether as a result of new information, new developments, or otherwise and even if experience or future changes make it clear that any projected results expressed in this Quarterly Report on Form 10-Q or future quarterly reports, press releases or company statements will not be realized. Unless specifically indicated otherwise, the forward-looking statements in this Quarterly Report on Form 10-Q do not reflect the potential impact of any investments, divestitures, mergers, acquisitions or other business combinations that have not been completed as of the date of this filing. In addition, the inclusion of any statement in this Quarterly Report on Form 10-Q does not constitute an admission by us that the events or circumstances described in such statement are material. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled “Risk Factors” included in our 2024 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q. These and other factors could cause our results to differ materially from those expressed in this Quarterly Report on Form 10-Q.
Overview
Hyliion is committed to creating innovative solutions that enable clean, efficient, and flexible electricity production while contributing positively to the environment in the energy economy. Hyliion’s primary product offering, the KARNOTM Power Module, is a modular, fully enclosed, fuel-agnostic and fully integrated power generating solution. The KARNO Power Module is powered by KARNO Core, a heat engine coupled to a linear generator, to produce electricity with significant improvements in efficiency, emissions and lifecycle cost compared to conventional generation technologies. Hyliion’s KARNO Power Modules enable effective power generation using a wide range of fuel sources, including conventional fuels such as natural gas, propane or diesel, waste fuels such as landfill gas, wellhead gas, and zero carbon fuels such as renewable hydrogen and ammonia. Hyliion is initially targeting the datacenter, commercial and industrial, and defense sectors with a locally-deployable generator designed to meet a wide range of power generation needs. The Company plans to scale up its Power Module solution to address larger utility-scale power needs and to develop future variants for industrial waste heat, nuclear, household use and e-mobility applications such as vehicles and marine vessels. Additionally, the Power Module technology is well-suited to provide combined heat and power in various stationary applications.
KARNO Power Modules
The KARNO technology emerged out of General Electric’s long-running R&D investments in aerospace and metal additive manufacturing across multiple industries and in areas such as generator thermal and performance design. We initially envisioned utilizing the KARNO Core as new range-extending power source for our Hypertruck powertrain system, given its ability to operate on a wide range of fuel sources, including natural gas and hydrogen. After the previously-announced wind down of our powertrain operations, we shifted our focus to the development and commercialization of the KARNO Power Module as a standalone product targeting power generation and e-mobility markets, and related R&D services that we have undertaken pursuant to contracts with the United States government. We believe that the unique capabilities of the KARNO Power Module will make it competitive in the market for distributed power systems, competing favorably against conventional generating systems and new alternative power systems such as fuel cells and other linear generators. The KARNO Power Module and KARNO Core technology, including the technology that we acquired from General Electric, and the technology developed by Hyliion subsequent to the acquisition, is protected by numerous patents and trademarks which we believe provide Hyliion extensive and lasting protection for its intellectual property.
The Science of the KARNO Power Module
The KARNO Power Module is distinguished from conventional generating systems that rely on reciprocating internal combustion engines or gas turbines to drive a rotating shaft. Instead, the KARNO Cores that power the KARNO Power Modules use an innovative thermal converter to power a linear electricity generating system. The KARNO Core produces linear motion from temperature differences within the system. Heat is generated through flameless oxidation of fuels, such as natural gas, hydrogen, or propane. The thermal energy heats helium gas enclosed within a sealed cylinder, causing it to expand and drive linear motion in a connected piston-shaft system. The shaft includes a sequence of permanent magnets that pass through electrical coils as the system oscillates, generating electricity. Subsequently, the countermotion generated by a piston at the opposite end of the shaft flows the helium gas to the cold side of a piston in an adjacent shaft, where excess heat is efficiently dissipated. This cyclical process continues, resulting in a continuous source of electrical power as long as heat is supplied to the KARNO Core.
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
We anticipate that the KARNO Power Module will achieve an electrical generating efficiency of up to 50%, calculated by considering the usable DC output power in relation to the energy from the fuel source. High efficiency is expected to remain relatively consistent across a wide range of output power levels, spanning from tens of kilowatts to multiple megawatts. In contrast, internal combustion diesel or natural gas generators typically operate within an efficiency range of 25% to 40% over a similar power spectrum, while the U.S. electrical power grid is estimated to operate at an efficiency between 33% and 40%. Notably, best-in-class grid-level combined cycle gas turbine powerplants can obtain efficiencies above 50% but often incur transmission and distribution losses between 5% and 10% which the KARNO Power Module is expected to circumvent by being located near the point of power consumption.
Conventional generators emit pollutants because of incomplete combustion of fuel-air mixtures and operating conditions, with the formation of nitrous-oxide (“NOx”) and carbon monoxide (“CO”) compounds being particularly prominent. Unlike conventional generators, the KARNO Power Module is designed for continuous flameless oxidation of the fuel at lower temperatures and extended reaction times. This is achieved partly through the recirculation of exhaust gases, which serves to prolong oxidation, and by pre-heating incoming air. As a result, the KARNO Power Module is anticipated to achieve ultra-low levels of emissions, with NOx and CO emissions expected to be reduced by over 95% compared to best-in-class diesel or natural gas engines and meeting South Coast Air Quality Management District (“SCAQMD”) Rule 1110.3 emission standards without the need for aftertreatment.
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
The KARNO Power Module derives advantages from its expected capability to operate across a diverse spectrum of over 20 available fuel sources and fuel blends. These include natural gas, propane, gasoline, jet fuel, and alternative fuels like biodiesel, hydrogen and ammonia. Moreover, the KARNO Power Module can seamlessly transition between these fuels or fuel blends. This versatility enables a single KARNO Power Module to adapt to different use cases. For example, the KARNO Power Module may operate on natural gas for prime power generation when a pipeline connection is available and on waste gas near a landfill or dairy farm, and switch to locally stored diesel fuel for continuous generation if primary fuel supply is interrupted. Furthermore, as hydrogen becomes more widely available, the KARNO Power Module will be able to adapt to this cleaner fuel. As the energy landscape evolves, the KARNO Power Module’s fuel-agnostic nature positions it as a flexible solution to electricity generation needs, enhancing energy security.
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
Hyliion also plans to expand the KARNO product line with both larger and smaller capacity versions, adjusting power levels by varying the number of generator shafts and component sizes. Initially, the KARNO Power Module will address power applications ranging from 200 kW to the low hundreds of megawatts, addressing a broad spectrum of distributed generation needs. With its ability to deliver reliable, fuel-flexible, and highly efficient power, the KARNO Power Module is uniquely positioned to serve a variety of key market segments, including:
•Data Centers: As cloud computing, artificial intelligence, machine learning, and edge computing continue to expand, data centers are projected to grow rapidly, consuming an increasing share of global energy demand. Onsite generation is an emerging solution to power new data center installations. Hyliion’s 2 MW KARNO product is being designed to address the needs of data center developers by providing a scalable, fuel-flexible onsite power solution with best-in-class power density and versatility. Capable of operating on more than 20 different fuels, the KARNO Power Module enables data center developers to minimize onsite generation infrastructure. Its ability to easily transition between pipeline-supplied fuels, such as hydrogen or natural gas, and onsite stored fuels, like methanol or diesel, eliminates the need for separate backup generation systems, reducing capital and operational costs. As datacenter rack power densities rise to support increased AI workloads, Hyliion’s KARNO Power Module’s native 800V DC architecture simplifies power system design and enhances site resiliency.
•Commercial & Industrial: As electricity demand increases and grid infrastructure struggles, microgrids and onsite prime power solutions are becoming essential for industries facing high consumption charges, peak demand pricing, and grid reliability concerns. Businesses, industrial sites, and remote facilities increasingly seek localized power generation to mitigate rising energy costs, monetize assets, and improve operational resilience. With relatively high efficiency, fuel adaptability and low maintenance needs, KARNO Power Modules provide a cost-effective alternative to grid electricity, allowing businesses to optimize energy costs while ensuring uninterrupted operations. Its ability to seamlessly integrate with energy storage and renewable sources enables installation of effective hybrid energy solutions. Additionally, the KARNO Power Module’s cogeneration capabilities allow industries to utilize both electricity and thermal energy, improving overall system efficiency and recovering usable waste heat.
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
•Biogas (Landfill, Wastewater & Digester Gas): Biogas sourced from landfills, wastewater treatment plants, and dairy digesters represents a rapidly growing market as industries and municipalities seek to convert methane-rich waste gases into electricity and prevent methane, a potent greenhouse gas, from escaping into the environment or being flared. Current power generation technologies often struggle to process biogas due to contaminants such as hydrogen sulfide and siloxanes, as well as moisture and fluctuating gas compositions, necessitating preconditioning and purification before the fuel can be utilized. The KARNO Power Module’s advanced architecture and corrosion-resistant materials enable it to operate with minimal gas preconditioning, making it a cost-effective, high-performance solution for converting waste gas into reliable power.
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
•Mobility: The KARNO Power Module is particularly suitable for applications that require a source of electric power in mobile applications such as electric vehicles, railroad locomotives, remote power generation and marine vessels. Compared to conventional power sources, the KARNO Power Module is expected to offer higher efficiency, lower emissions, quieter operation, reduced maintenance needs and the flexibility to operate on a wider range of fuel sources. Additionally, the KARNO Power Module’s high power density, modularity and native DC power output offers an added advantage where space constraints and integration are considerations.
•Backup Power: The market for local backup power generators is well established and positioned to grow due to decreasing grid reliability, the increasing share of intermittent renewable energy sources, rising extreme weather events, and the need for uninterrupted power. Also, the grid balancing and servicing market is expanding as utilities and independent power producers seek fast-ramping, distributed generation assets to balance supply and demand fluctuations. Innovative business models such as Resiliency-as-a-Service and Virtual Power Plants have emerged to leverage distributed generation assets for grid resilience. With growing concerns over emissions from internal combustion engine-powered generators in the backup power market, we believe the KARNO Power Module presents an opportunity to provide solutions for end users that desire a lower emissions profile and in the event emissions regulations are further tightened.
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
To date in 2025, we have delivered two early adopter customer units planned for the year as well as two additional Power Modules that are used for internal testing and for UL Solutions (“UL”) certification. The two customer units are undergoing testing under our R&D contract with the ONR and are performing well mechanically, while we address minor software and test equipment issues. Initial KARNO Power Module deployments, along with our ongoing testing and development efforts, will continue to validate critical design specifications, including projected operating life, maintenance requirements and durability.
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
The regenerator part has since been redesigned to increase heat storage and transfer capabilities. Testing of this updated design indicates that it will address the performance shortfall seen with the earlier configuration although the improved thermal characteristics revealed other locations where performance is being affected by heat losses within the system. Design modifications are underway to increase the insulative properties of these components with improved results expected in the coming months. Furthermore, new post-processing techniques have been implemented and verified to effectively remove residual powder from regenerators after printing. The updated regenerator can be easily retrofitted into existing KARNO Cores once available.
We recently insourced linear electric motor production after earlier efforts to outsource this work to a contract manufacturer. This transition is accelerating the ramp-up in motor production capacity and enabling greater control over manufacturing quality. While production challenges and the shift in operations delayed early deployment unit deliveries, output has since increased and is now expected to meet ongoing production needs.
Research and Development Services
We provide R&D services to third parties, including the U.S. government. In September 2024, Hyliion was awarded a cost-plus-fixed-fee contract of up to $16.0 million by the ONR to assess the suitability of its KARNO Power Module for Navy vessels and stationary power applications. The contract aligns with ONR’s objective of leveraging advanced technology to reduce its carbon footprint while enhancing operating capabilities. Upon successful validation and demonstration, the KARNO Power Module could be used as an electric power system in future platforms and for stationary power needs. To date in 2025, we have delivered two KARNO Cores under this contract which we have been testing at our R&D facility in Cincinnati. We expect to deliver additional KARNO Cores and Power Modules during 2026, including a multi-KARNO Power Module system, and will expand testing to include long duration operation, simulation of ship motion and the ability of the system to operate in extreme temperature environments.
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
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including but not limited to economic uncertainties, supply chain disruptions, inflation, high interest rates, and other risks discussed below and referenced in Part II, Item 1A “Risk Factors”.
Commercialization of KARNO Power Module
Our focus is on continuing development and testing of our fuel-agnostic KARNO Power Module and the deployment of initial units with customers. We anticipate that a substantial portion of our capital resources and efforts in the near future will be focused on these activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to the pace of completing initial KARNO Power Module testing and validation, the pace at which we invest in KARNO Core additive printing capacity, our plans for manufacturing KARNO Power Module components (whether in-house or through outsourcing to third parties), the range of product offerings we plan to bring to market and external market factors beyond our control.

Key Components of Statements of Operations
Revenue
We generate revenue by providing R&D services under contracts with third parties, including the U.S. government. Additionally, we expect to begin generating product revenue following the commercialization of our KARNO Power Module.
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
Selling, General and Administrative Expense
Selling, general and administrative expenses consist of personnel-related expenses for our corporate, executive, finance, information technology, sales, marketing and other administrative functions, expenses for outside professional services, including legal, audit and accounting services, as well as expenses for facilities, software licenses, depreciation, amortization, travel, sales and marketing costs. Personnel-related expenses consist of salaries, benefits and share-based compensation. Factors that also affect selling, general and administrative expense include the total number of employees, costs incurred as a result of operating as a public company, including compliance with the rules and regulations of the U.S. Securities and Exchange Commission, legal, audit, insurance, investor relations activities and other administrative and professional services.
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

Results of Operations
Comparison of Three Months Ended September 30, 2025 to Three Months Ended September 30, 2024
Our results of operations for the three months ended September 30, 2025 (the “current quarter”) and 2024 on a consolidated basis are summarized as follows (in thousands, except share and per share data):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues
Research and development services	$759	$—	$759	N/A
Total revenues	759	—	759	N/A
Cost of revenues
Research and development services	806	—	806	N/A
Total cost of revenues	806	—	806	N/A
Gross loss	(47)	—	(47)	N/A
Operating expenses
Research and development	10,136	9,462	674	7.1%
Selling, general and administrative expenses	5,184	5,648	(464)	(8.2)%
Exit and termination benefits	(70)	(929)	859	(92.5)%
Total operating expenses	15,250	14,181	1,069	7.5%
Loss from operations	(15,297)	(14,181)	(1,116)	7.9%
Interest income	1,960	2,979	(1,019)	(34.2)%
Net loss	$(13,337)	$(11,202)	$(2,135)	19.1%

Net loss per share, basic and diluted	$(0.08)	$(0.06)	$(0.02)	33.3%

Weighted-average shares outstanding, basic and diluted	175,652,193	173,612,768	2,039	1.2%
Revenue and Cost of Revenues
In the fourth quarter of 2024, we began recognizing revenue for R&D services performed as both a prime and subcontractor to the United States government. Revenue for R&D services increased $0.8 million and associated cost of revenues increased $0.8 million.
Research and Development
R&D expenses increased $0.7 million due to higher spending related to the design and testing of our KARNO Power Module, growth in the production of additive components, and the procurement of parts for our initial KARNO Power Module deployments planned to occur later in 2025.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses decreased $0.5 million primarily due to:
•a decrease of $0.3 million in facilities costs;
•a decrease of $0.2 million in insurance; partially offset by
•an increase of $0.2 million in personnel and benefits.
Exit and Termination Benefits
Exit and termination benefits decreased by $0.9 million as a result of the adoption of the Plan and items discussed in Note 2 of the notes to the condensed consolidated financial statements, including recoveries from assets sold.
Interest Income
Interest income decreased $1.0 million primarily due to the decline in our investment balance and lower interest rates.

Comparison of Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024
The following table summarizes our results of operations on a consolidated basis for the nine months ended September 30, 2025 (the “current nine months”) and 2024 (in thousands, except share and per share data):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues
Product sales and other	$2,763	$—	$2,763	N/A
Total revenues	2,763	—	2,763	N/A
Cost of revenues
Product sales and other	2,667	—	2,667	N/A
Total cost of revenues	2,667	—	2,667	N/A
Gross profit	96	—	96	N/A
Operating expenses
Research and development	32,503	25,741	6,762	26.3%
Selling, general and administrative expenses	17,228	18,502	(1,274)	(6.9)%
Exit and termination costs	1,007	2,946	(1,939)	(65.8)%
Total operating expenses	50,738	47,189	3,549	7.5%
Loss from operations	(50,642)	(47,189)	(3,453)	7.3%
Interest income	6,637	9,504	(2,867)	(30.2)%
Gain on disposal of assets	—	3	(3)	(100.0)%
Other income, net	—	32	(32)	(100.0)%
Net loss	$(44,005)	$(37,650)	$(6,355)	16.9%

Net loss per share, basic and diluted	$(0.25)	$(0.21)	$(0.04)	19.0%

Weighted-average shares outstanding, basic and diluted	175,106,583	175,302,069	(195)	(0.1)%
Revenue and Cost of Revenues
In the fourth quarter of 2024, we began recognizing revenue for R&D services performed as both a prime and subcontractor to the United States government. Revenue for R&D services increased $2.8 million and associated cost of revenues increased $2.7 million.
Research and Development
R&D expenses increased $6.8 million due to higher spending related to the design and testing of our KARNO Power Module, growth in the production of additive components, and the procurement of parts for our initial KARNO Power Module deployments planned to occur later in 2025.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses decreased $1.3 million primarily due to:
•a decrease of $0.7 million in facilities costs;
•a decrease of $0.7 million in insurance; and
•a decrease of $0.2 million in professional services; partially offset by
•an increase of $0.7 million in personnel and benefits.
Exit and Termination Costs
Exit and termination costs decreased by $1.9 million as a result of the adoption of the Plan and items discussed in Note 2 of the notes to the condensed consolidated financial statements, including recoveries from assets sold.
Interest Income
Interest income decreased $2.9 million primarily due to the decline in our investment balance and lower interest rates.

Liquidity and Capital Resources
At September 30, 2025, our total current assets were $110.0 million, consisting primarily of cash and cash equivalents of $17.9 million, short-term investments of $87.1 million and prepaid expenses of $4.2 million. Our total current liabilities were $10.0 million and were primarily comprised of accounts payable, accrued expenses and operating lease liabilities. We also had $59.7 million of investments in longer-term liquid securities which we maintain to generate higher income on capital that we do not expect to spend in the next 12 months.
We believe the credit quality and liquidity of our investment portfolio at September 30, 2025 is strong and will provide sufficient liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply and demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity whereby no investment security may have a final maturity of more than 36 months from the date of acquisition or a weighted average maturity exceeding 18 months. Eligible investments under the Company’s investment policy bearing a minimum credit rating of A1, A-1, F1 or higher for short-term investments and A2, A, or higher for longer-term investments include money market funds, commercial paper, certificates of deposit and municipal securities. Additionally, all of our debt securities are classified as held-to-maturity as we have the intent and ability to hold these investment securities to maturity, which minimizes any realized losses that we would recognize prior to maturity. However, even with this approach we may incur investment losses as a result of unusual or unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.
Based on our past performance, we believe our current and long-term assets will be sufficient to continue and execute on our business strategy and meet our capital requirements for the next twelve months. Our primary short-term cash needs are costs associated with KARNO Power Module development, building our initial deployment units and capital investments for additive printer acquisitions. Longer term, our capital needs will be determined by our go-to-market strategy as well as governmental R&D, which may include development of our own KARNO Power Module manufacturing capacity or outsourcing this work to third parties or business partners. We have up to $6.1 million remaining authorized for repurchases under our $20 million share repurchase program but have currently paused any additional repurchases. Based on current projections of operating expenses, capital spending, working capital growth and historical share repurchases, we expect to have approximately $155 million in cash, short-term and long-term investments remaining on our balance sheet at the end of 2025. This projection assumes the completion of about $10 million in equipment-backed financing or debt before the end of the year. It is possible that this financing could be delayed into 2026 or may not occur at all if acceptable terms cannot be obtained.
We expect to continue to incur net losses in the short term as we execute on our strategic initiatives by completing the development and commercialization of the KARNO Power Module with anticipated initial customer deployments through the end of 2025 and into early 2026. However, actual results could vary materially and adversely as a result of a number of factors including, but not limited to, those discussed in Part II, Item 1A. “Risk Factors.”
The amount and timing of our future funding requirements will depend on many factors, including the scope and results of our R&D efforts, the breadth of product offerings we plan to commercialize, the growth of sales, working capital needs, and our long-term manufacturing plan for the KARNO Power Module including the pace of investments in additive manufacturing assets, methods of financing these investments, as well as factors that are outside of our control. We regularly evaluate our funding needs and sources of capital and may seek external funding in the appropriate circumstances. While we expect that we have sufficient capital to get through commercialization of the KARNO Power Module, we do anticipate that at some time we will seek additional sources of capital to accelerate investments in assets needed for growth following commercialization, primarily additive printing machines and related assets. With our current cash and investments, we are well positioned to be deliberate and opportunistic in determining the timing and structure of a capital raise.
During the periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

Cash Flows
Net cash, cash equivalents and restricted cash provided by or used in operating activities, investing activities and financing activities for the nine months ended September 30, 2025 and 2024 is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash from operating activities	$(34,691)	$(43,291)
Cash from investing activities	43,930	64,865
Cash from financing activities	(588)	(14,308)
	$8,651	$7,266
Cash from Operating Activities
For the nine months ended September 30, 2025, cash flows used in operating activities were $34.7 million. Cash used primarily related to a net loss of $44.0 million, adjusted for a $0.1 million change in working capital accounts and $9.2 million in non-cash expenses (including $4.1 million related to share-based compensation, $4.1 million related to depreciation and amortization, $2.5 million related to prepaid expenses and other current assets, and $1.6 million in assets held for sale carrying value adjustments, partially offset by $1.8 million related to accounts payable, accrued expenses and other liabilities and $0.7 million related to gain on asset sales).
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
Cash from Investing Activities
For the nine months ended September 30, 2025, cash flows provided by investing activities were $43.9 million. Cash provided related to the sale or maturity of investments of $101.0 million and the proceeds from sale of assets of $1.2 million, offset by the purchase of investments of $36.3 million and acquired property and equipment of $22.0 million.
For the nine months ended September 30, 2024, cash flows provided by investing activities were $64.9 million. Cash provided related to the sale or maturity of investments of $126.7 million and the proceeds from sale of assets of $4.1 million, partially offset by the purchase of investments of $55.4 million and acquired property and equipment of $10.5 million.
Cash from Financing Activities
For the nine months ended September 30, 2025, cash flows used in financing activities were $0.6 million, primarily due to taxes paid related to the net share settlement of equity awards.
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
Share-Based Compensation
We account for share-based payments that involve the issuance of shares of our common stock to employees and non-employees and meet the criteria for share-based awards as share-based compensation expense based on the grant-date fair value of the award. The Company has elected to recognize the adjustment to share-based compensation expense in the period in which forfeitures occur. We recognize compensation expense for awards with only service conditions on a straight-line basis over the requisite service period for the entire award.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our Principal Executive Officer and Principal Financial Officer) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Principal Executive Officer and Principal Financial Officer have concluded that, at September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time in the ordinary course of business, the Company may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
Investing in our securities involves risk. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” and in our 2024 Annual Report on Form 10-K, you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
The following table provides information regarding repurchases of our Common Stock during the quarter ended September 30, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 - 31, 2025	—	$—	10,610,070	$6,144,349
August 1 - 31, 2025	—	$—	10,610,070	$6,144,349
September 1 - 30, 2025	—	$—	10,610,070	$6,144,349
Total	—		10,610,070
(1) Share repurchases are conducted under our share repurchase program announced in December 2023, which has no expiration date, authorizing the repurchase of up to $20 million in shares. Share purchases under this program have been paused.
(2) This column includes the total value of shares available for repurchase under the Company’s share repurchase program. Shares under our share repurchase program may be repurchased in open market transactions, including pursuant to a trading plan adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, or through privately negotiated transactions. The timing, manner, price and amount of repurchases will be determined at our discretion and the share repurchase program may be suspended, terminated or modified at any time for any reason.
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
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 2025	HYLIION HOLDINGS CORP.

/s/ Thomas Healy
	Name:	Thomas Healy
	Title:	Chief Executive Officer (Principal Executive Officer)

/s/ Jon Panzer
	Name:	Jon Panzer
	Title:	Chief Financial Officer (Principal Financial Officer)