Form 10-K
period 2025-12-31
Hyliion Holdings Corp.
filed 2026-02-25
CIK 1759631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________
Commission File Number: 001-38823
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, based upon the closing price of such stock on The New York Stock Exchange on such date of $1.32, was $183 million. This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.
As of February 19, 2026, 177,812,784 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, to be filed no later than 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, contained in this Form 10-K are forward-looking statements, including, but not limited to, statements regarding our strategy, prospects, plans, objectives, future operations, future revenue and earnings, projected margins and expenses, markets for our services, potential acquisitions or strategic alliances, financial position, and liquidity and anticipated cash needs and availability. The words “anticipates,” “believes,” “targets,” “should,” “contemplates,” “estimates,” “expects,” “intends,” “may,” “could,” “plans,” “projects,” “will,” “would,” “potential,” “remains,” “continues,” “likely,” or variations of such words and similar expressions or the negatives thereof are intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements represent our management’s expectations as of the date of this filing and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of risks and uncertainties including, but not limited to, those described in the section entitled “Risk Factors” included in this Form 10-K and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”) that disclose risks and uncertainties that may affect our business. Readers are urged to carefully review and consider the various disclosures made in this Form 10-K and in other documents we file from time to time with the Commission. Furthermore, such forward-looking statements speak only as of the date of this Form 10-K. Except as required by law, we do not undertake, and expressly disclaim any duty, to publicly update or revise these statements, whether as a result of new information, new developments, or otherwise and even if experience or future changes make it clear that any projected results expressed in this Form 10-K or future quarterly reports, press releases or company statements will not be realized. Unless specifically indicated otherwise, the forward-looking statements in this Form 10-K do not reflect the potential impact of any investments, divestitures, mergers, acquisitions or other business combinations that have not been completed as of the date of this filing. In addition, the inclusion of any statement in this Form 10-K does not constitute an admission by us that the events or circumstances described in such statement are material. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled “Risk Factors.” These and other factors could cause our results to differ materially from those expressed in this Form 10-K.
Note Regarding Third-Party Information
Unless otherwise indicated, information contained in this Form 10-K concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity and market size, is based on information from various sources, on assumptions that we have made that are based on those data and other similar sources, and on our knowledge of the markets for our services. This information includes a number of assumptions and limitations, and you are cautioned not to give undue weight to such information. In addition, projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors” and elsewhere in this Form 10-K and in other documents we file from time to time with the Commission that disclose risks and uncertainties that may affect our business. These and other factors could cause results to differ materially and adversely from those expressed in the estimates made by third parties and by us.
Unless otherwise indicated or unless the context requires otherwise, all references in this document to “Hyliion,” “our company,” “the company,” “we,” “us,” “our,” and similar names refer to Hyliion Holdings Corp. and, where appropriate, its subsidiary.
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
Hyliion is committed to creating innovative solutions that enable clean, efficient, and flexible electricity production while contributing positively to the environment in the energy economy. Hyliion’s primary product offering, the KARNO Power Module, is a modular, fully enclosed, fuel-agnostic and fully integrated power generating solution. The KARNO Power Module is powered by KARNO Core, a heat powered linear generator, to produce electricity with significant improvements in efficiency, emissions and lifecycle cost compared to conventional generation technologies. Hyliion’s KARNO Power Modules enable effective power generation using a wide range of fuel sources, including conventional fuels such as natural gas, propane or diesel, waste fuels such as landfill gas, wellhead gas, and zero carbon fuels such as renewable hydrogen and ammonia. Hyliion is initially targeting the datacenter, commercial, industrial, and defense sectors with a locally-deployable generator designed to meet a wide range of power generation needs. The Company plans to scale up its KARNO Power Module solution to address larger utility-scale power needs and to develop future variants for industrial waste heat, nuclear, household use and e-mobility applications such as vehicles and marine vessels. Additionally, the KARNO Power Module technology is well-suited to provide combined heat and power in various stationary applications.
Strategic Business Developments
In July 2025, the Company was awarded a Phase II Small Business Innovation Research (“SBIR”) best effort cost-plus-fixed fee contract up to $1.5 million by the United States Department of the Navy’s Office of Naval Research (“ONR”). This latest award builds upon previous contracts with ONR to assess the suitability of the KARNO Power Module for Navy vessels and stationary power applications, including a contract for up to $16 million awarded in 2024 and two earlier contracts for up to $2.4 million. Phase I of the SBIR contract focused on developing a liquid-fueled 2 MW power generation system and optimizing the layout to produce the required power output within the available footprint. The latest award addresses two core capabilities: an integrated drive concept that reduces system packaging by mounting key subassemblies directly to the engine, and a multi-KARNO communication and software architecture that enables multiple cores to operate as a single, stable 2 MW system. We believe that together, these efforts advance the technical feasibility of full-scale system development. Under the agreement, the Company will provide R&D services through July 2026 with an option to extend through July 2027, including design reviews, simulations, and reporting.
Products and Services
KARNO Power Modules
The KARNO technology emerged out of General Electric’s long-running R&D investments in aerospace and metal additive manufacturing across multiple industries and in areas such as generator thermal and performance design. We initially envisioned utilizing the KARNO Core as new range-extending power source for our Hypertruck powertrain system, given its ability to operate on a wide range of fuel sources, including natural gas and hydrogen. After the previously-announced wind down of our powertrain operations, we shifted our focus to the development and commercialization of the KARNO Power Module as a standalone product targeting power generation and e-mobility markets, and related R&D services that we have undertaken pursuant to contracts with the United States government. We believe that the unique capabilities of the KARNO Power Module will make it competitive in the market for distributed power systems, competing favorably against conventional generating systems and new alternative power systems such as fuel cells and other linear generators. The KARNO Power Module and KARNO Core technology, including the technology that we acquired from General Electric, and the technology developed by Hyliion subsequent to the acquisition, is protected by numerous patents and trademarks which we believe provide us with extensive and lasting protection for our intellectual property.
The Science of the KARNO Power Module
The KARNO Power Module is distinguished from conventional generating systems that rely on reciprocating internal combustion engines or gas turbines to drive a rotating shaft. Instead, the KARNO Core that powers the KARNO Power Module uses an innovative thermal converter to power a linear electricity generating system. The KARNO Core produces linear motion from temperature differences within the system. Heat is generated through flameless oxidation of fuels, such as natural gas, hydrogen, or propane. The thermal energy heats helium gas enclosed within a sealed cylinder, causing it to expand and drive linear motion in a connected piston-shaft system. The shaft includes a sequence of permanent magnets that pass through electrical coils as the system oscillates, generating electricity. Subsequently, the countermotion generated by a piston at the opposite end of the shaft flows the helium gas to the cold side of a piston in an adjacent shaft, where excess heat is efficiently dissipated. This cyclical process continues, resulting in a continuous source of electrical power as long as heat is supplied to the KARNO Core.
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
The KARNO Power Module is expected to surpass the efficiency of many conventional generating systems when employing various fuel sources and its high efficiency is expected to remain consistent across a broad range of output power levels. In comparison, fuel cells reach peak efficiency at low power levels but experience diminishing efficiency as output increases towards full power. Internal combustion engines typically achieve peak efficiency within a limited operational output range and may suffer increased wear at low power levels. The KARNO Power Module offers a distinct advantage in power adjustment by modulating the rate of heat introduction, enabling seamless power adjustments without compromising efficiency.
We anticipate that the KARNO Power Module will initially achieve an electrical generating efficiency of approximately 45%, calculated by considering the usable power output in relation to the energy from the fuel source. We believe that ongoing engineering improvements are expected to increase the KARNO Power Module’s efficiency to 50% or higher in future design iterations. High efficiency is expected to remain relatively consistent across a wide range of output power levels, spanning from tens of kilowatts to multiple megawatts. In contrast, internal combustion diesel or natural gas generators typically operate within an efficiency range of 25% to 40% over a similar power spectrum, while the U.S. electrical power grid is estimated to operate at an efficiency between 33% and 40%. Notably, best-in-class grid-level combined cycle gas turbine powerplants can obtain efficiencies above 50% but often incur transmission and distribution losses between 5% and 10% which the KARNO Power Module is expected to circumvent by being located near the point of power consumption.
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
One of the notable advantages of the KARNO Power Module in comparison to traditional generating units is the expected reduction in maintenance requirements and cost. Conventional generators typically incur periodic and usage-based maintenance expense that can range between 5% to 20% of their total operating cost throughout their lifespan, influenced by factors such as utilization and operating parameters. The KARNO Power Module’s primary advantage arises from having only a single moving part per shaft (4 shafts per 200 kW KARNO Core), which glides on low friction helium bearings. This innovative design significantly mitigates efficiency losses attributed to friction, enhancing the system’s operational longevity and eliminating the need for oil-based lubricants.
The KARNO Power Module derives advantages from its expected capability to operate across a diverse spectrum of over 20 available fuel sources and fuel blends. These include natural gas, propane, gasoline, jet fuel, and alternative fuels like biodiesel, hydrogen and ammonia. Moreover, the KARNO Power Module can seamlessly transition between these fuels or fuel blends. This versatility enables a single KARNO Power Module to adapt to different use cases. For example, the KARNO Power Module may operate on natural gas for prime power generation when a pipeline connection is available, on waste gas near a landfill or dairy farm, and switch to locally stored diesel fuel for continuous generation if its primary fuel supply is interrupted. Furthermore, as hydrogen becomes more widely available, the KARNO Power Module will be able to adapt to this cleaner fuel.

As the energy landscape evolves, the KARNO Power Module’s fuel-agnostic nature positions it as a flexible solution to electricity generation needs, enhancing energy security.
Benefits of the KARNO Power Module Versus Conventional Competitors
We believe the versatility and operating characteristics of the KARNO Power Module make it an effective system for a variety of conventional and emerging electricity generating applications. Key attributes of the KARNO Power Module distinguish it from its conventional generator counterparts, which may open new market opportunities:
•Efficiency: The anticipated operating efficiency of the KARNO Power Module could result in lower marginal cost of electricity generation versus conventional generating systems and, in some markets, grid power.
•Low Maintenance: With only a single moving part per shaft, the simplicity of the KARNO Power Module is expected to reduce both periodic maintenance expenses and overhaul costs and deliver longer uptime.
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
•Higher Power Density: The unique architecture and features of the KARNO Power Module that are achieved by advances in additive manufacturing are expected to enable the KARNO Power Module to achieve a higher power density.
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
The aging of grid transmission infrastructure is creating new challenges as operators work to balance the availability of affordable, reliable power with maintaining grid stability and integrating new sources of clean power generation. The addition of intermittent renewable power generation further complicates grid management, emphasizing the need for resilient and adaptive electricity systems. Distributed power generation offers a solution by decentralizing electricity production, reducing transmission needs and delivering power closer to points of consumption.
We believe that Hyliion’s KARNO Power Module is an innovative solution in the emerging distributed generation space, offering a reliable power generator that combines high efficiency, fuel flexibility, and low emissions. Designed for both stationary and mobile applications, the KARNO Power Module addresses many of the challenges that have traditionally limited the widespread adoption of onsite power solutions. These include high operating costs, reliability issues, complex maintenance, noise pollution, space constraints, and dependency on limited fuel sources.
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
Beyond the 200 kW variant, Hyliion is advancing the development of a larger Multi-MW (2 MW+) KARNO system, which integrates multiple 200 kW KARNO Core units operating in tandem in a compact containerized footprint. The Multi-MW solution will target key market segments such as data centers and industrial prime power applications. We are also developing a modular 800 kW system consisting of four KARNO Core units that is planned to be delivered to the U.S. Navy in 2026 as part of our project with ONR. We believe that this modular and scalable approach enables seamless power expansion while maintaining high efficiency and reliability. By utilizing multiple 200 kW generating blocks, the system offers built-in redundancy and the flexibility for customers to customize capacity to match their power needs.
Hyliion also plans to expand the KARNO product line with both larger and smaller capacity versions, adjusting power levels by varying the number of generator shafts and component sizes. Initially, the KARNO Power Module will address power applications ranging from 200 kW to the low megawatt range, addressing a broad spectrum of distributed generation needs. With its ability to deliver reliable, fuel-flexible, and highly efficient power, the KARNO Power Module is uniquely positioned to serve a variety of key market segments, including:
•Data Centers: As cloud computing, artificial intelligence, machine learning, and edge computing continue to expand, data centers are projected to grow rapidly, consuming an increasing share of global energy demand. Onsite generation is an emerging solution to power new data center installations. Hyliion’s Multi-MW KARNO system is being designed to address the needs of data center developers by providing a scalable, fuel-flexible onsite power solution with best-in-class power density and versatility. Capable of operating on more than 20 different fuels, the KARNO Power Module enables data center developers to minimize onsite generation infrastructure. Its ability to easily transition between pipeline-supplied fuels, such as hydrogen or natural gas, and onsite stored fuels, like methanol or diesel, eliminates the need for separate backup generation systems, reducing capital and operational costs. As datacenter rack power densities rise to support increased AI workloads, Hyliion’s KARNO Power Module’s native 800V DC architecture simplifies power system design and enhances site resiliency.
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
•Defense: Defense organizations around the world are pursuing advanced energy solutions to support modern, rapidly evolving, distributed operations across land, sea, air, and autonomous platforms. Hyliion’s fuel-agnostic KARNO platform is engineered to meet these changing mission profiles with a combination of versatility, efficiency, and durability. Designed to operate on over 20 fuels, including JP-8 and its variants, diesel, ammonia, and hydrogen, the KARNO system enhances logistical adaptability across diverse applications. Its low acoustic and thermal signatures support stealth and operational security, while its high fuel efficiency enables longer runtimes and reduced refueling needs. Built with minimal moving parts and robust architecture, the KARNO technology delivers extended maintenance intervals and high system uptime under challenging conditions. Whether deployed in forward operating bases, shipboard power systems, microgrids, or unmanned autonomous platforms, the scalable KARNO Power Module can deliver reliable, next-generation power for the strategic and tactical demands of global defense operations.
•Vehicle Charging: The adoption of electric vehicles (“EVs”) is placing increasing strain on grid capacity, a challenge expected to grow with the introduction of commercial EVs, including buses, delivery vans, and heavy-duty trucks. These vehicles require substantial power for charging, intensifying grid demands. While Direct Current (“DC”) fast charging technology and infrastructure are evolving to meet this need, many commercial operators cite limited grid capacity and high electricity costs as barriers to scaling their EV fleets. Hyliion’s KARNO Power Module offers an advantaged solution for commercial EV charging. Its native DC output integrates seamlessly with DC fast charging infrastructure, eliminating power losses associated with conversion. Additionally, the KARNO Power Module’s compact footprint and quiet operation make it ideal for deployment in space-constrained locations, such as urban charging hubs, fleet depots, and remote charging stations where grid access is limited or expensive. When paired with onsite energy storage systems and renewable energy sources like solar or wind, KARNO Power Modules can enable resilient and sustainable microgrids for EV charging.
•Biogas (Landfill, Wastewater & Digester Gas): Biogas sourced from landfills, wastewater treatment plants, and dairy digesters represents a growing market as industries and municipalities seek to convert methane-rich waste gases into electricity and prevent methane, a potent greenhouse gas, from escaping into the environment or being flared. Current power generation technologies often struggle to process biogas due to contaminants such as hydrogen sulfide and siloxanes, as well as moisture and fluctuating gas compositions, necessitating preconditioning and purification before the fuel can be utilized. The KARNO Power Module’s advanced architecture and corrosion-resistant materials enable it to operate with minimal gas preconditioning, making it a cost-effective, high-performance solution for converting waste gas into reliable power.
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
•accelerated lifetime testing to improve reliability, maintainability and system-level robustness;
•development of battery systems that can be used as a starter power source for the KARNO Power Module or as a load buffer solution;
•data analytics; and
•alternative products for existing and in-development components and technology.
Since acquiring the KARNO technology from GE in September 2022, Hyliion has made significant R&D investments to support a commercial launch of the 200 kW KARNO Power Module. Early efforts focused on the development of a 125 kW KARNO Core, which has been successfully operated in our Ohio facility and utilized for extensive testing and further advancements. Through this system, we validated the ability of the KARNO Core’s fuel oxidation system to operate on a wide range of fuel sources, including natural gas, hydrogen, gas mixtures, and untreated landfill and Permian Basin well gas. Additionally, testing of the oxidation system demonstrated very low levels of pollutant emissions in the exhaust stream. The 125 kW KARNO Core also served as platform for developing and validating key components that are now incorporated into the larger 200 kW KARNO Power Module slated for market launch. These advancements include improved helium gas bearings for greater durability, a magnetic encoder for precise shaft position detection and optimized printed components to increase KARNO Core efficiency and manufacturing speed. The higher powered 200 kW KARNO Core also incorporates a larger Hyliion-designed linear electric motor. R&D activities in 2024 and 2025 included developing production processes for this new motor as well as testing and validation of system design parameters.
We have completed the design and sourcing of components for the balance-of-plant systems that support KARNO Core operation for the 200 kW system, including the system enclosure. The balance-of-plant includes cooling, pressure control, fuel, battery, high and low voltage, inlet air and exhaust systems. Development work also includes control software, safety systems, the human-to-machine interface and the physical integration of systems. Validation of essential operating parameters, including efficiency, emissions and reliability, are also part of R&D activities.
In 2025, we delivered two early adopter customer units to the U.S. Navy as well as two additional KARNO Power Modules that we are using for internal testing and Underwriters Laboratories (“UL”) certification. The U.S. Navy units are undergoing testing under our R&D contract with ONR and are performing in accordance with expectations mechanically while we enhance the ability of the units to operate on diesel fuel. We believe that initial KARNO Power Module deployments, along with our ongoing testing and development efforts, will validate critical design specifications, including projected operating life, maintenance requirements and durability.
In early 2025, we announced that delivery of early deployment customer units and validation of KARNO Power Module design parameters were delayed due to design and production problems related to a key printed component − the regenerator − as well as delays in ramping up production of linear electric motors by a contract manufacturer. The regenerator functions as a heat capacitor, storing thermal energy within the system as helium gas cycles between hot and cold temperature regions. It is a critical component for achieving the KARNO Power Module’s target power levels and overall system efficiency. An early regenerator design was found to have insufficient heat storage and transfer capability. Additionally, residual powder from the additive manufacturing process could not easily be removed after printing due to the small passageways in the regenerator’s flow channels.
The regenerator has since been redesigned to increase heat storage and transfer capability. Testing of the updated design demonstrated significant performance improvement compared with the earlier configuration. While the improved thermal characteristics enhanced overall performance, testing also identified other areas where heat losses within the system were adversely affecting results. Design modifications have been implemented to increase the insulative properties of other system components with improved performance observed during subsequent testing. Further design modifications to the regenerator and other components are now under way to enable even greater conversion of heat losses into higher power output and improved efficiency. Furthermore, new post-processing techniques have been implemented and verified to effectively remove residual powder from regenerators after printing.
In mid-2025, we decided to insource linear electric motor production following earlier unsuccessful efforts to outsource this work to a contract manufacturer. This transition is accelerating the ramp-up in motor production capacity and enabling greater control over manufacturing quality. While production challenges and the shift in operations delayed early deployment deliveries, output has since increased and is now expected to meet ongoing production needs.
Research and Development Services
We provide R&D services to third parties, including the ONR. In September 2024, Hyliion was awarded a cost-plus-fixed-fee contract of up to $16.0 million by the ONR to assess the suitability of its KARNO Power Module for Navy vessels and stationary power applications. The contract aligns with ONR’s objective of leveraging advanced technology to reduce its carbon footprint while enhancing operating capabilities. Upon successful validation and demonstration, the KARNO Power Module could be used as an electric power system in future platforms and for stationary power needs. In 2025, we delivered two KARNO Cores under this contract which we have been testing at our R&D facility in Cincinnati. We expect to deliver additional KARNO Cores, including a four-core 800 kW KARNO Power Module system, and 200 kW KARNO Power Modules during 2026. We will also expand testing to include long duration operation, diesel fuel integration, simulation of ship motion and the ability of the system to operate in extreme temperature environments.
We will continue to provide R&D services to third parties under existing contracts and anticipate entering into additional R&D agreements in 2026 with ONR and other government customers. Customers engage Hyliion to explore and validate the KARNO Power Module’s capabilities tailored to their specific requirements. Key areas of interest include testing its low-emissions flameless oxidation system and evaluating applications that leverage the KARNO Power Module’s high power output, compact configuration and versatility, including the ability to easily transition between fuels. R&D services may also involve testing the KARNO Power Module under various operating conditions, including harsh environments, and in mobile applications to assess its performance. Certain customers seek to measure and validate its low emissions profile and test different power configurations to ensure the technology aligns with their operational and environmental needs.
Commercial Deployment
We expect to continue delivering KARNO Power Modules to early deployment customers throughout 2026. These deployments, combined with our ongoing internal R&D efforts, will serve to test and validate the product’s attributes while identifying potential design and software enhancement opportunities. We expect to receive compensation for these deployments as outlined in customer contracts subject to achievement of certain key performance indicators, given the tangible benefits the KARNO generator is expected to deliver.
Initial KARNO Power Modules are expected to receive UL certification for operation up to 150 kW as we continue to implement engineering modifications to increase heat capture, power output and efficiency. We expect to achieve UL certification at the full design power of 200 kW prior to the planned commercialization of the KARNO Power Module later in 2026. In addition, initial generator configurations may not support all contemplated fuel types, as fuel capability is expected to be offered as a configurable option for customers. We expect initial deployment applications to include military uses, vehicle charging, commercial applications, and datacenter integrations. These early deployments are also likely to highlight opportunities for achieving hardware and software improvements, as well as potential enhancements to further refine and optimize the product.
In 2026, additional development activities will focus on implementing engineering solutions to enhance the KARNO Power Module’s power level, efficiency and operational durability. These efforts may include design modifications, including for additively-manufactured parts, changes to and procurement of purchased components, and further software development. We plan to address these enhancements in parallel with the rollout of early deployment units and the ongoing testing of in-house engineering development generators. While the full scope of additional development work is difficult to predict at this stage, we currently anticipate completing these improvements throughout the year, leading to our ability to achieve product commercialization before the end of 2026, at which point we expect to ramp up delivery of KARNO generators to commercial customers.
Assuming we meet the expected timing of the commercialization of the KARNO generator, we anticipate sales growth in 2027 and beyond as we address the backlog of customer interest based on signed contracts and letters-of-intent. This growth is expected to be supported by the commissioning of new additive printers installed during 2025, as well as additional units expected to be delivered in 2026. We also plan to increase output from our existing installed printer base by optimizing key print parameters that influence part print time and quality, including laser speed and motion profile, power level and powder penetration depth. In addition, we expect to begin testing new laser technology anticipated to become available with certain future printer models and, in some cases, to be retrofitted into our existing printer fleet. Finally, we plan to expand our sales, distribution and service networks to support the generator’s expected growing market presence. Currently, these functions are managed in-house to ensure efficient delivery and service for our customers; however, we may explore outsourcing or partnerships with established sales, service and distribution channels as we scale operations.
Production, Assembly, Installation and Suppliers
The standalone KARNO Power Module, or genset system, integrates the KARNO Power Module with an enclosure housing key balance-of-plant components such as the cooling system, generator controls, a battery system and high voltage electrical elements. The planned 2+ MW KARNO system is expected to feature ten or more 200 kW KARNO Power Modules combined with shared balance-of-plant systems in a compact configuration. Key KARNO Power Module components will initially be produced internally using advanced additive manufacturing processes, while other components will either be manufactured in-house or sourced from suppliers following proprietary Hyliion designs. Hyliion is actively developing a base of suppliers for KARNO Power Module systems, including linear motor components, support systems and enclosure materials. Initially, the assembly, installation and maintenance of KARNO Power Module systems will be performed by Hyliion.
Additive manufacturing is a key enabler of KARNO Power Module technology and performance characteristics and is considered a core competency of Hyliion as well as a source of competitive advantage versus other linear power generating systems. Beginning in 2024, Hyliion began procurement of state-of-the-art laser sintering machines (3-D additive printers) manufactured by GE to build out print capacity at our Cedar Park, Texas facility. Hyliion’s R&D facility in Cincinnati also houses additive printers that support R&D activities and commercial production needs. Hyliion has placed orders with GE for additional additive printing machines, which are expected to be delivered in 2026, providing a growing base of print production capacity.
Advancements in additive printer technology are expected to grow over time, driven by improvements in laser technology and other print innovations. New printer models are expected to offer progressively greater printing speed, with some enhancements potentially available as retrofits for existing machine platforms. In parallel, we are pursuing design modifications to enable the production of components with less complex geometry using conventional manufacturing processes, reducing reliance on additive printing where feasible. For less critical components, we are exploring utilization of lower-cost and lightweight materials like aluminum and stainless steel. Additionally, as production volumes increase, we expect economies of scale to contribute to reduced system component costs, enhancing the overall competitiveness of the KARNO Power Module.
Hyliion currently plans to print key KARNO Power Module components in-house for early system deployments to optimize production parameters, component quality, printing innovation and system throughput. As production volumes rise, we may consider outsourcing certain production and assembly functions including the printing, manufacturing and assembly of specific components or the entire generator to third parties.
Suppliers of generator components include fabricators, machine shops, suppliers of mechanical and electrical components like pumps, blowers, tubing and wiring harnesses, as well as metal powder manufacturers. The majority of these components are sourced domestically, supported by a large network of available vendors. We source some components from overseas suppliers, including magnets and battery cells, due to cost advantages or limited domestic availability. We are currently experiencing limitations on the importation of high strength rare earth magnets that we previously sourced from China. We are developing supply chain solutions to address these constraints and expect to secure magnet supply in sufficient quality and quantity to meet our future requirements. In parallel, we are actively pursuing domestic sourcing alternatives, although traditional suppliers often have limited available quantities or are unable to deliver magnets with the strength required for our applications. As we scale production capacity, we plan to broaden our supplier base to achieve cost efficiencies and mitigate supply chain risk.
Intellectual Property
Intellectual property is important to our business, and we seek protection for our strategic intellectual property. We rely upon a combination of patents, copyrights, trade secrets, know-how and trademarks, along with employee and third-party non-disclosure agreements and other contractual restrictions to establish and protect our intellectual property rights.
As of December 31, 2025, we had 73 issued U.S. patents, 16 pending U.S. patent applications, 32 foreign patents, and 21 foreign patent applications. Of the foregoing patent and application totals, 90 pertain to our KARNO generator and the remainder primarily relate to powertrain technology, which we may retain for potential future use or sale. We pursue the registration of our domain names, trademarks and service marks in the United States and in some locations abroad. In an effort to protect our brand, as of December 31, 2025, we had five pending trademarks in the United States and 40 registered trademarks internationally.
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
Human Capital
As of December 31, 2025, we had approximately 113 full-time employees. All full-time employees are located within the United States. Our people are integral to our business, and we are highly dependent on our ability to attract, engage, develop and retain key employees while hiring qualified management, technician, and engineering personnel. We value having a wide range of skills, perspectives and experiences across our workforce and encourage the collaboration and integration of individual strengths and ideas. By fostering a collaborative and respectful culture, we enable every member of the workforce to leverage their unique talents and deliver high performance standards to drive innovation and success.
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
•UL 2200, 1004, 1973, and 1741 requirements over generator set, electric machine, battery, and inverter safety, respectively;
•Institute of Electrical and Electronics Engineers (“IEEE”) 1547 and 519 requirements over grid interconnection and harmonic control, respectively, with optional external inverters;
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
Competition
We have experienced, and expect to continue to experience, competition from a number of companies. We face competition from many different sources, including utility-scale grid power and manufacturers of fixed and portable generator equipment. Key generator manufacturing competitors include Cummins, Bloom Energy, Generac, Rehlko (formerly Kohler), Caterpillar, Mainspring and Jenbacher, several of which maintain the largest market shares in the sector. We believe the primary competitive factors in the stationary generator market include, but are not limited to:
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
We also face competition in the market for R&D services from companies that specialize in the design, development and testing of electric generator systems and components and other engineering services. However, we believe that we are well-positioned to compete effectively in this space, as our R&D customers engage us specifically to deliver and perform testing and validation work on the KARNO Power Module. Unlike our competitors, who lack access to the KARNO Power Module’s technology and capabilities, we can provide a combination of product delivery and specialized testing services that our customers are seeking.
Information About Our Executive Officers
The following table and notes set forth information about our executive officers:

Name of Individual	Age	Position
Thomas Healy(1)	33	Chief Executive Officer
Jon Panzer(2)	59	Chief Financial Officer
Cheri Lantz(3)	50	Chief Strategy Officer
Joshua Mook(4)	44	Chief Technology Officer
Jose Oxholm(5)	59	Chief Legal & Compliance Officer
Govindaraj Ramasamy(6)	45	Chief Commercial Officer
1 Mr. Healy has served as our Chief Executive Officer since October 2020 and prior to this, served as Chief Executive Officer of Hyliion Inc., (“Legacy Hyliion”) since January 26, 2016. While leading the Company, Mr. Healy has been awarded numerous patents and accolades for his leadership of Hyliion. Mr. Healy founded Legacy Hyliion while studying to obtain a Master’s in mechanical engineering and had previously founded multiple start-ups during his undergraduate studies. He took a leave of absence during his Master’s program in 2015 to found Legacy Hyliion. Mr. Healy holds a B.S. in mechanical engineering with a double-major in engineering and public policy from Carnegie Mellon University. In 2023, Mr. Healy was invited to join the Carnegie Mellon University Board of Trustees, where he continues to serve.
2 Mr. Panzer has served as Chief Financial Officer since September 2022. Prior to joining Hyliion, Mr. Panzer spent 26 years at Union Pacific, one of the nation’s largest railroads. His most recent position at Union Pacific was Senior Vice President of Intermodal Operations and he also served as Senior Vice President of Technology and Strategic Planning, Vice President and Treasurer, Vice President, Financial Planning and Analysis, and Assistance Vice President, Marketing and Sales. As head of Union Pacific’s information technology organization, Mr. Panzer was responsible for managing application development, technology infrastructure and cybersecurity. Prior to joining Union Pacific, Mr. Panzer served in the United States Navy as a nuclear engineer. Mr. Panzer holds a B.S. in electrical engineering from the University of Nebraska, Lincoln and an MBA from Carnegie Mellon University.
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
6 Mr. Ramasamy has served as Chief Commercial Officer at Hyliion since February 2024, bringing extensive expertise in sales, business strategy, product marketing, engineering, project development, execution, and supply chain management within the power generation sector. Prior to joining Hyliion, Mr. Ramasamy spent over 17 years at Cummins Inc. from 2006 to 2024, where he held several senior leadership roles across multiple global markets. Most recently, he served as Executive Director for Global Datacenter Business, leading one of Cummins’ fastest-growing power generation segments. Before that, he held key leadership positions, including Managing Director for Cummins Arabia in the Middle East and General Manager for Power

Generation in East Asia, overseeing business growth, operational strategy, and market expansion. Before his tenure at Cummins, he held supply chain leadership roles at Kimball International, where he played a critical role in streamlining operations and optimizing supply chain strategies. Mr. Ramasamy holds a B.S. in mechanical engineering from Anna University, India, a M.S. in Industrial & Systems Engineering from Auburn University, and an MBA from Northwestern University, Chicago.
Available Information
Additional information about Hyliion is available at www.hyliion.com. On the Investor Relations page of the website, the public may obtain free copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable following the time that they are filed with, or furnished to, the SEC. References to our website do not constitute incorporation by reference of the information contained in such website, and such information is not part of this Form 10-K.
ITEM 1A. RISK FACTORS.
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
The KARNO generator is still in the development and testing phase, and commercial deliveries are not expected to begin until late 2026 or later, and may not occur at all. Initial deployments may not be recognized as revenue, or there may be a need to deploy units at a decreased price or for free for initial customers. Some of our target customers may be expecting to receive government incentives for deployments and may not purchase our KARNO generators in the event those incentives are delayed or not received. Any delay in the financing, design, production and launch of the KARNO generator would materially damage our brand, business, prospects, financial condition and operating results.
We substantially depend on government funding, which if lost or reduced, could have a material adverse effect on our research and development activities and our ability to begin recognizing revenue. Our contracts with ONR are currently the only source of revenue for us. Our ONR contracts may not be guaranteed to be extended beyond its current scope.
We have not made any commercial sales of our KARNO Power Module to date and our ONR contracts are our largest single source of revenue. In September 2024, we were awarded a cost-plus-fixed-fee contract, modified in March 2025, of up to $16 million by ONR to assess the suitability of our KARNO generator for Navy vessels and stationary power applications. In July 2025, we were further awarded a Phase II best effort cost-plus-fixed-fee contract of up to $1.5 million by ONR. We currently receive all of our revenue from fees and costs payable by ONR pursuant to such contracts, making us substantially dependent on funding from ONR. As such, the loss of our contracts with ONR may have an adverse impact on our business, prospects, results of operations and financial condition.
We are an early-stage company with a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future.
We have historically incurred net losses ($57.2 million and $52.0 million for the years ended December 31, 2025 and 2024, respectively). We believe that we will continue to incur significant operating and net losses each quarter until we are generating sufficient positive gross margins from sales of KARNO generator products or R&D services, and we may never achieve such performance.
We require significant capital to develop and grow our business, including developing, producing and servicing KARNO Power Modules and our brand and investing in additive printing machines. We expect to continue to incur significant expenses, which will impact our profitability and available capital, including costs for R&D efforts, component and service procurement, sales, general and administrative costs, and production, distribution and support.
Our ability to become profitable in the future will require us to complete the design, development and testing of our KARNO Power Module while achieving projected performance criteria. We must also successfully market our KARNO Power Modules and related services to customers, sell our systems at prices needed to achieve positive gross margins, and reduce production costs. We may need to sell our products at a loss or discounted prices in the short term in order to win initial customer orders and gain the confidence of potential customers. If we are unable to efficiently design, produce, market, sell, distribute and service our KARNO Power Modules, our margins, profitability, and long-term prospects will be materially and adversely affected.
We have no experience manufacturing the KARNO Power Module on a large-scale basis and if we do not develop adequate manufacturing processes and capabilities to do so, or if we fail to identify qualified outsourced manufacturing partners, in a timely manner, we will be unable to achieve our growth and profitability objectives.
We have not yet manufactured the KARNO Power Modules on a large scale but in order to produce the KARNO Power Modules at affordable prices, we will have to manufacture at scale which may require future printer throughput increases, reduction of printer and material costs, and lower purchased component and services costs, enabled by volume-driven cost reductions and design changes for generator components. We do not know whether we will timely receive the printers we need to manufacture KARNO Power Modules at scale or whether the printers we intend to use will be able to adequately accommodate capacity needs. We do not know whether our plans to scale the products will be implemented such that they will satisfy the requirements of our customers and the anticipated markets for the KARNO Power Modules. If the Company is unable to develop these manufacturing capabilities internally, we may be unable to identify outsourced manufacturing partners who have the technical capability to produce KARNO Power Modules or who can do so on commercially acceptable terms. Our failure to develop manufacturing processes and capabilities in a timely manner could prevent us from achieving our growth and profitability objectives.
Significant markets for our KARNO Power Modules may develop more slowly than we anticipate or may never develop at all. This would significantly harm our revenues and may cause us to be unable to recover the losses we have incurred and expect to incur in the development of our products.
The distributed power generation industry is still an emerging market in an otherwise mature and heavily regulated energy utility industry, and we cannot be sure that potential customers will accept distributed generation broadly, or stationary power generators including our KARNO Power Modules, specifically. Significant markets for distributed power generation may never develop or they may develop more slowly than we anticipate. Enterprises may be unwilling to adopt our KARNO Power Module technology over traditional or competing power sources like electricity from the grid, for any number of reasons, including the perception that our technology or our Company is unproven, lack of confidence in our business model, the unavailability of third-party service providers to operate and maintain KARNO Power Modules, and lack of awareness of our products or their perception of regulatory or political headwinds.
Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. In particular, estimates and forecasts relating to the size and expected growth of electricity demand in our target markets, our capacity to address this demand, the adoption of our KARNO technology, and our pricing may prove to be inaccurate. Any inaccuracies or errors in our estimates or third-party estimates of market opportunity may cause us to misallocate capital and other business resources, which could harm our business. The addressable market we estimate may not materialize for many years, if ever, and even if the markets in which we compete meet size estimates and growth forecasts, our business could fail to grow at similar rates, if at all.
Any such delay or failure in the development of potential markets would significantly harm our revenues and we may be unable to recover the losses we have incurred and expect to continue to incur in the acquisition and development of KARNO technology. If this were to occur, we may never achieve profitability and our business could fail. Whether or not end-users will want to implement and use stationary power generators and other distributed generation technologies may be affected by many factors, some of which are beyond our control, including, among others: the emergence of more competitive technologies and products; alternative technologies and products that could render our products obsolete; the future cost of fuels used by our products; the regulatory requirements of agencies with respect to energy products; government support by way of legislation, tax incentives, policies or otherwise, relating to our technology; the manufacturing and supply costs for components and systems for the KARNO Power Module; the perceptions of consumers regarding the safety of our products; the willingness of consumers to try new technologies; and the continued development and improvement of existing power technologies.
We may not be able to successfully engage target customers or convert early-stage products into meaningful orders in the future.
Our success, and our ability to increase revenue and operate profitably, depends in part on our ability to identify target customers and to convert early-stage products into meaningful orders in the future. If we are unable to meet our customers’ performance requirements or industry specifications, identify target customers or convert early-stage products into meaningful orders, our business, prospects, financial condition and operating results would be materially adversely affected. Moreover, if we or our customers find that our KARNO Power Modules do not perform as expected or if our orders for KARNO Power

Modules do not materialize in large numbers, we may cease to distribute our KARNO Power Modules, or recall some or all of our product, and future distributions may be delayed or cease for some period of time or indefinitely.
Our products may not be suitable for defense applications.
Our ability to generate revenue from ONR and other United States government contracts in the future could depend on the viability of our KARNO Power Module in maritime and other applications for which they have not yet been tested. If we are unable to demonstrate the viability of the KARNO Power Module for naval and stationary applications under our government research contracts, it may have a material effect on revenues and operations.
Demand for our products will ultimately depend on end-user customers, some of whom operate in highly cyclical industries, which may subject us to the performance of their industries and can result in uncertainty and significantly impact the demand for our products, which could have a material adverse effect on our business, prospects, financial condition and operating results.
Demand for our products will ultimately depend on our end-user customers, some of whom operate in highly cyclical industries. Demand in these industries is impacted by numerous factors, including commodity prices, infrastructure spending, housing starts, real estate equity values, interest rates, consumer spending, fuel costs, energy demands, municipal spending and commercial construction, among others. Increases or decreases in these variables may significantly impact the demand for our products. If we are unable to accurately predict demand, we may be unable to meet our customers’ needs, resulting in the loss of potential sales, or we may produce excess products, resulting in increased inventories and overcapacity in our production facilities, increasing our unit production cost and decreasing our operating margins. Additionally, our end-user customers may be required to obtain certifications for use of the KARNO Power Module on their premises or other intended locations and the delay or failure of these customers to obtain such certifications could have a material impact on our business and operating results.
If we fail to manage our growth effectively, including failing to attract qualified personnel, we may not be able to develop, produce, market and sell our distributed generation products successfully.
Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We intend to expand our operations in future years. We also intend to continue to hire additional personnel, including engineers, design and production personnel and service technicians for our design, development, distribution and service support. Competition for individuals with experience in designing, producing and servicing distributed generators and their software is intense, and we may not be able to attract, integrate, train, motivate, or retain additional highly qualified personnel in the Austin, Texas and Cincinnati, Ohio areas where we are located. Due to the specific skills required and the current job market nationally, we may experience increased compensation, recruiting and relocation expenses to achieve our hiring goals. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business, prospects, financial condition and operating results.
We are dependent on our suppliers, many of which are single or limited-source suppliers, and the inability of these suppliers to deliver necessary components for our products at prices, volumes, and performance specifications acceptable to us could have a material adverse effect on our business, prospects, financial condition and operating results.
We rely on third-party suppliers, many of whom are single-source suppliers, for the provision and development of many of the key components and materials used in our products, such as linear electric machine component suppliers. Any failure of these suppliers or outsourcing partners to perform could require us to seek alternative suppliers or to expand our production capabilities, which could incur additional costs and have a negative impact on our cost or supply of components or finished goods. While we plan to obtain components from multiple sources whenever possible, some of the components used in our generator may be purchased by us from a single source. Our third-party suppliers may not be able to meet their product specifications and performance characteristics or our desired specifications and pricing, which would impact our ability to achieve our product specifications and performance characteristics. Additionally, our third-party suppliers may be unable to obtain required certifications for their products for which we plan to use or provide warranties that are necessary for our solutions. If we are unable to obtain components and materials used in our generator solution from our suppliers or if our suppliers decide to create or supply a competing product, our business could be adversely affected. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term (or at all) at prices or quality levels that are favorable to us, which could have a material adverse effect on our business, prospects, financial condition and operating results.
We are subject to the risk of manufacturer concentration in the additive printer market
The manufacture and production of our KARNO Power Module is heavily dependent on the use of state-of-the-art additive printers which are manufactured by a small number of specialized vendors. We currently purchase all of our additive printing machines from Colibrium Additive (formerly GE Additive). The partial or complete loss of these key manufacturers, or a significant adverse change in our relationship with Colibrium Additive or any other manufacturer, could have a material adverse effect on our ability to manufacture, test and deploy the KARNO Power Module.
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
Once we begin commercial production of our KARNO Power Modules, we may experience increases in the cost or a sustained interruption in the supply or shortage of our components. Any such increase or supply interruption could materially negatively impact our business, prospects, financial condition and operating results. The prices for our components fluctuate depending on, among other factors, market conditions and global demand and could adversely affect our business, prospects, financial condition and operating results.
Risks Related to Our Products
If our KARNO Power Modules fail to perform as expected, our ability to develop, market and sell our products could be harmed.
Our KARNO Power Modules may contain defects in design and production that may cause them not to perform as expected or they may require repair or not achieve the expected low maintenance characteristics. There can be no assurance that we will be able to detect and fix any defects in our KARNO Power Modules. Our products may not meet customers’ expectations or perform competitively with other distributed generators that may become available. Any product defects or any other failure of our KARNO Power Modules and software to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, negative publicity, product liability claims and significant warranty and other expenses and could have a material adverse impact on our business, prospects, financial condition and operating results.
We have limited experience servicing our KARNO Power Modules and our integrated software. If we are unable to address the service requirements of our customers, our business, prospects, financial condition and operating results may be materially and adversely affected.
We have limited experience in servicing our KARNO products and expect to increase our servicing capabilities as we begin commercial production. Servicing distributed products requires specialized skills, including high voltage training and servicing techniques. We may require one or more third-party service providers to perform some or all of the servicing on our products, and there can be no assurance that we will be able to enter into an acceptable arrangement with any such third-party provider. Our ability to provide effective customer support is largely dependent on our ability to attract, train and retain qualified personnel with experience in supporting customers on platforms such as ours. As we continue to grow, additional pressure may be placed on our customer support team, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for maintenance services and technical support. If we are unable to successfully address the service requirements of our customers or establish a market perception that we do not maintain high-quality support, we may be subject to claims from our customers, including loss of revenue or damages, and our business, prospects, financial condition, and operating results may be materially and adversely affected.
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
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, among others:
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
Our KARNO Power Module is intended to compete with a broad range of companies and technologies, including traditional energy suppliers, such as public utilities, and other energy providers utilizing traditional co-generation systems, nuclear, hydro, coal or geothermal power, companies utilizing intermittent solar or wind power paired with storage, and other commercially available stationary power generation technologies, including fuel cells and diesel generators.
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
Developments in alternative technology or improvements in distributed generation products may adversely affect the demand for our products.
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

Risks Related to Technology, Data and Privacy-Related Matters
The use of artificial intelligence and machine learning technologies may present additional risks and challenges or exacerbate other risks to our business, which could result in reputational and competitive harm and adversely affect our operations.
We currently integrate and are working to further integrate artificial intelligence and machine learning technologies into our software coding processes, performing research, and in drafting certain communications, and these technologies present additional risks and challenges, including the proper management of their use. These technologies are complex and rapidly evolving and building or integrating them further into our business involves risk and may require significant investment and personnel with no assurance that we will realize the desired or anticipated benefits. Our partners, customers, third-party service providers or vendors may also incorporate artificial intelligence tools without disclosing this to us, and the providers of any of these artificial intelligence tools may not meet existing or future regulatory or industry standards. Further, our competitors or other third parties may incorporate artificial intelligence into their products and services more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

The rapid evolution of artificial intelligence, as well as compliance with the regulation of artificial intelligence by government or other regulatory agencies, will require significant resources and require us to develop, test and maintain our usage of artificial intelligence to implement its use ethically and legally and to minimize any unintended harmful impacts. Failure to anticipate or appropriately respond to this evolving landscape could have an adverse effect on our business, financial condition and results of operations.
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
We are at risk for interruptions, outages and breaches of our operational systems, facility security systems, transmission control modules or other in-product technology; in each case owned by us or our third-party vendors or suppliers as well as the integrated software in our KARNO generators; or customer data that we process or our third-party vendors or suppliers process on our behalf. The techniques used by cyber attackers change frequently and may be difficult to detect for long periods of time. Although we believe that we maintain information technology measures designed to protect ourselves against intellectual property theft, data breaches and other cyber incidents, we cannot be sure that these systems upon which we rely, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If these systems do not operate as we expect them to, we may be required to expend significant resources to make corrections or find alternative sources for performing these functions. Moreover, our proprietary information or intellectual property could be compromised or misappropriated. A significant cyber incident could impact production capability, harm our reputation, cause us to breach our contracts with other parties or subject us to regulatory actions or litigation, any of which could materially affect our business, prospects, financial condition and operating results.
Any unauthorized control or manipulation of the information technology systems in our KARNO Power Modules could result in loss of confidence in us and our power generation solutions and harm our business.
Our KARNO Power Modules contain complex information technology systems and built-in data connectivity to accept and install periodic remote updates to improve or update functionality. We have designed, implemented and tested security measures intended to prevent unauthorized access to our information technology networks. Any unauthorized access to or control of our KARNO Power Modules, or any loss of customer data, could result in legal claims or proceedings and remediation of such problems could result in significant, unplanned expenditures.
We may need to defend ourselves against patent, copyright or trademark infringement claims or trade secret misappropriation claims, which may be time-consuming and cause us to incur substantial costs.
Companies, organizations or individuals, including our competitors, may own or obtain patents, trademarks or other proprietary rights that would prevent or limit our ability to make, use, develop or sell our products, which could make it more difficult for us to operate our business. We may receive inquiries from patent, copyright or trademark owners inquiring whether we infringe upon their proprietary rights. We may also be the subject of allegations that we have misappropriated their trade secrets or other proprietary rights. Companies owning patents or other intellectual property rights relating to distributed generators may allege infringement or misappropriation of such rights. In response to a determination that we have infringed upon or misappropriated a third party’s intellectual property rights, we may be required to cease development, sales or use of our products that incorporate the asserted intellectual property, pay substantial damages, obtain a license from the owner of the asserted intellectual property right, which license may not be available on reasonable terms or at all, or redesign one or more aspects or systems of our products. A successful claim of infringement or misappropriation against us could materially adversely affect our business, prospects, financial condition and operating results. Any litigation or claims, whether valid or invalid, could result in substantial costs and diversion of resources.
Our business may be adversely affected if we are unable to protect our intellectual property rights from unauthorized use by third parties.
Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, prospects, financial condition and operating results. Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of patents, trade secrets (including know-how), employee and third-party nondisclosure agreements, copyrights, trademarks, intellectual property licenses and other contractual rights to establish and protect our rights in our technology; however, the measures we take to protect our intellectual property from unauthorized use by others may not be effective.
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
Our ability to comply with governmental regulations applicable to U.S. defense contractors, including procurement procedures, could have a material impact on our future results of operations. In addition, as a provider for the United States government, we may be subject to numerous laws and regulations relating to the award, administration and performance of U.S. government contracts. Non-compliance found by any one agency could result in fines, penalties, debarment, or suspension from receiving additional contracts with all U.S. government agencies. Given our substantial dependence on U.S. government business, suspension or debarment could have a material adverse effect on our business and results of operations.
We, our outsourcing partners and our suppliers are, or may be subject to, substantial regulation and unfavorable changes to, or failure by us, our outsourcing partners or our suppliers to comply with these regulations could substantially harm our business and operating results.
We continue to evaluate requirements for licenses, approvals, certificates and governmental authorizations necessary to manufacture, sell, or service our products in the jurisdictions in which we currently operate and in the jurisdictions in which we plan to operate in the future. If we, our outsourcing partners or our suppliers are unable to obtain or comply with any of the licenses, approvals, certifications or other governmental authorizations necessary to carry out our operations in the jurisdictions in which we currently operate, or those jurisdictions in which we plan to operate in the future, our business, prospects, financial condition and operating results could be materially adversely affected. We expect to incur significant costs in complying with these regulations.
We are exposed to risks related to tariffs, duties, and taxes that can significantly impact our global supply chains and operations, including, without limitation, the possibility of the increasing costs of components that we purchase from other countries or the shortage of, or difficulty in obtaining, such components.
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

Changes in U.S. tariff and global trade policies may materially and adversely affect our business.
The U.S. government issued numerous executive orders and other public policy statements imposing, or threatening to impose, tariffs and trade restrictions on certain countries, materials, and industries. In response, impacted countries have imposed or threatened various corresponding retaliatory tariffs. While some of these tariffs have been rescinded or delayed, others remain and all are subject to further changes. As a result, the imposition of tariffs by the U.S. government and any retaliatory tariffs imposed in response is uncertain, including in the amount, applicability, enforceability, and duration of such tariffs. Presently, we import parts and supplies from overseas manufacturers, including certain components used in our additive printing machines from Germany and R&D and production components from China. Given the uncertain nature of the impact of tariffs on our component costs, we may encounter difficulty obtaining or be subject to an increase in the cost of these imported items. If we do experience increased costs, we may not be able to pass these costs on to customers.
Furthermore, the economic impact of the tariffs currently announced or that may be announced in the future, may impact the global supply chain and result in increased shipping costs or delays.
Any significant variation from our expectations regarding our manufacturing costs, including due to tariffs, trade restrictions or other supply chain issues, could have a material adverse effect on our results of operations, financial condition and cash flows.
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
Collection of our customers’, employees’, and others’ information in conducting our business may subject us to various legislative and regulatory burdens related to data privacy and security that could require notification of data breaches, restrict our use of such information and hinder our ability to acquire new customers or market to existing customers. The regulatory framework for data privacy and security is rapidly evolving, and we may not be able to monitor and react to all developments in a timely manner. For example, the California Consumer Privacy Act and the European Union’s General Data Protection Regulation set strict rules and regulations regarding the handling and use of personal data and non-compliance could result in material fines or penalties. As legislation continues to develop, we will likely be required to expend significant additional resources to continue to modify or enhance our protective measures and internal processes to comply with such legislation. In addition, non-compliance with these laws or a significant breach of our third-party service providers’ or vendors’ or our own network security and systems could have serious negative consequences for our business and future prospects, including possible fines, penalties and damages, reduced customer demand for our products and harm to our reputation and brand.
We are subject to various environmental laws and regulations that could impose substantial costs upon us and cause delays in building our production facilities.
Our operations are and will be subject to international, federal, state and local environmental laws and regulations, including laws relating to the use, handling, storage, disposal of, and human exposure to, hazardous materials. Environmental, health and safety laws and regulations can be complex, and we have limited experience complying with them. Moreover, we expect that we will be affected by future amendments to such laws or other new environmental, health and safety laws and regulations which may require us to change our operations, potentially resulting in a material adverse effect on our business, prospects, financial condition and operating results. These laws and regulations can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations.
Contamination at properties we will own or operate, we formerly owned or operated or to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results. We may face unexpected delays in obtaining the required permits and approvals in connection with our production facilities that could require significant time and financial resources and delay our ability to operate these facilities, which would adversely impact our business, prospects, financial condition and operating results.
Risks Related to Capital and Tax Matters
We may need to raise additional funds and these funds may not be available to us when we need them. If we cannot raise additional funds when we need them, our business, prospects, financial condition and operating results could be negatively affected.
The design, production, sale and servicing of our products is capital-intensive. At December 31, 2025, the Company had total equity of $192.0 million, inclusive of cash and cash equivalents of $22.9 million and total investments of $129.4 million. We may determine that additional funds are necessary to fund our ongoing operations, purchase additive printing machines, continue research, development and design efforts, create new products and improve infrastructure. We may seek to raise additional funds through the issuance of equity, equity related or debt securities, leasing or through obtaining credit from government or financial institutions. We cannot be certain that these sources of additional capital will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our business, prospects, financial condition and operating results could be materially adversely affected.
We may not be able to raise the capital we need to invest in additive manufacturing capacity, facilities and other equipment needed to manufacture and assemble KARNO Power Modules. If we cannot raise the investment capital we need on favorable terms, our business, prospects, financial condition and operating results could be negatively affected.
The production of key KARNO Power Module parts at the scale we need to grow our business requires significant investment in modern additive printer technology as well as production facilities and other equipment needed to support printing and assembly operations. We intend to finance most of these capital investments through cash on hand, cash from operations, leases or through other forms of debt financing. The lease market for additive printer technology is immature and may not support the level of lease capital we need to grow our business. We cannot be certain that we can obtain lease or debt financing on favorable terms when required, or at all. If we cannot obtain equipment and other asset financing when we need it, our business prospects, financial condition and operating results could be materially adversely affected.
Our ability to use net operating loss carryforwards and other tax attributes may be limited as a result of ownership changes.
We have incurred losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2025, we had U.S. federal net operating loss carryforwards of approximately $447.4 million.
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
Under Section 382 of the Internal Revenue Code, substantial changes in our ownership may result in an annual limitation on the amount of net operating loss carryforwards that could be utilized in the future to offset our taxable income. Generally, this limitation may arise in the event of a cumulative change in ownership of more than 50% within a three-year period. We have completed such analysis and determined that such an ownership change occurred in 2017. This will limit the usage of our 2017 and prior year net operating losses, and will cause $2.0 million of such losses to expire unused, regardless of future taxable income. We could experience another ownership change that might limit our use of net operating loss and tax credits in the future. There is also a risk that due to regulatory changes, such as suspensions on the use of net operating loss, or other unforeseen reasons, our existing net operating loss could expire or otherwise be unavailable to offset future income tax liabilities. Due to this, as well as our overall profitability estimate as noted above, we have recorded a full valuation allowance related to our net operating loss carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
We, or our potential customers, may not be able to obtain or agree on acceptable terms and conditions for all or a significant portion of the government grants, loans and other incentives. As a result, our business, prospects, financial condition and operating results may be adversely affected.
We anticipate that we and our potential customers will apply for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of alternative energy systems and related technologies. We anticipate that in the future there may be new opportunities for us and our potential customers to apply for grants, loans and other incentives from federal, state and foreign governments. Our, and our potential customers’ ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot assure you that we, or our potential customers, will be successful in obtaining any of these additional grants, loans and other incentives or that such grants, loans or other incentives will be made available or funded in the future.
Risks Related to Ownership of Our Securities
Concentration of ownership among our existing executive officers, directors and their respective affiliates may prevent new investors from influencing significant corporate decisions.
As of December 31, 2025, our executive officers, directors and their respective affiliates, as a group, beneficially owned approximately 21.8% of our outstanding common stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our Second Amended and Restated Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of us or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
We may issue additional shares of common stock or shares of preferred stock, including under our equity incentive plans. Any such issuances would dilute the interest of our stockholders and likely present other risks.
We may issue a substantial number of additional shares of common or preferred stock, including under our equity incentive plans. Any such issuances of additional shares of common or preferred stock may cause significant dilution, subordinate the rights of holders of common stock to those of preferred stock, cause a change in control, and adversely affect prevailing market prices of our securities.
Our failure to maintain compliance with the NYSE American’s continued listing requirements could result in the delisting of our common stock.
Our common stock began trading on the NYSE American on November 11, 2024. Our continued eligibility for listing may depend on, among other things, maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE American’s listing requirements; (v) if an issuer’s securities sell at what the NYSE American considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American; or (vi) if any other event occurs or any condition exists which, in the opinion of the NYSE American, makes continued listing inadvisable.
There is no guarantee that we will continue to meet the NYSE American listing requirements in the future. In addition, the perception among investors that we are at a heightened risk of delisting could negatively affect the market price and trading volume of our common stock. If our common stock is delisted from the NYSE American, the delisting could: substantially decrease trading in our common stock; adversely affect the market liquidity of our common stock; adversely affect our ability to issue additional securities or obtain additional financing in the future on acceptable terms, if at all; result in the potential loss of confidence by investors, suppliers, partners and employees and fewer business development opportunities; and result in limited or unfavorable news and analyst coverage. Additionally, the market price of our common stock may decline further, and stockholders may lose some or all of their investment.
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
Third-Party Service Providers
We take security seriously when choosing and working with third-party providers and have established processes to oversee and manage risks associated with third-party service providers. We require providers to share their security reports (System and Organization Controls (“SOC”) 1 and SOC 2) prior to initial engagement and ongoing on an annual basis. We believe that the review of such reports helps us minimize the risk of data breaches or other problems resulting due to our third-party relationships, especially with software-as-a-service providers.
Reporting
We have a communication process for incidents based on their severity as outlined in our incident response plan. When a major incident is detected, executive leadership is informed within 24 hours. The audit committee and Chief Financial Officer (“CFO”) are notified, and a detailed report is submitted, within 24-48 hours. For moderate incidents, the notification timeframe is 72 hours, and the detailed report is submitted to the audit committee within five to seven days. If a cybersecurity incident is deemed material, it will be reported promptly under SEC guidance.
Management and Board of Director Oversight of Cybersecurity Threats
The Company’s CFO and the audit committee of the board of directors of the Company (the “Board”) have responsibility for the oversight of cybersecurity threats and incidents. The audit committee conducts periodic reviews of the Company’s cybersecurity programs, policies, and risk management strategies to ensure alignment with industry best practices. Additionally, our CFO, leveraging extensive experience in managing technology infrastructure and cybersecurity risk, performs internal reviews with operational teams to assess cybersecurity readiness and enhance incident response strategies. The Board’s oversight is further strengthened by the presence of a director with over 30 years of experience advising global companies on technology and operations, including cybersecurity risk management. Our internal IT team, with over 40 years of combined experience in cybersecurity, plays a critical role in implementing security controls, threat monitoring, and incident response. This multi-tiered governance structure ensures that cybersecurity remains a top priority at both the executive and operational levels.
Breaches
We have not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. Notwithstanding the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. For more information on our cybersecurity related risks, see Item 1A. Risk Factors of this Form 10-K.
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
Refer to Note 12, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information on our legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is currently listed on the NYSE American LLC under the symbol “HYLN.”
Holders
As of February 19, 2026, there were approximately 50 holders of record of our common stock. A greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
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
Issuer Purchases of Equity Securities
The following table provides information regarding repurchases of our common stock during the quarter ended December 31, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 - 31, 2025	—	$—	10,610,070	$6,144,349
November 1 - 30, 2025	—	$—	10,610,070	$6,144,349
December 1 - 31, 2025	—	$—	10,610,070	$6,144,349
Total	—		10,610,070
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
ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. Dollar amounts in this discussion are expressed in millions, except as otherwise noted. The following discussion contains forward-looking statements that reflect future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside of our control. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed elsewhere in this Form 10-K, particularly in Part I, Item 1A, “Risk Factors.” We do not undertake, and expressly disclaim, any obligation to publicly update any forward-looking statements, whether as a result of new information, new developments or otherwise, except to the extent that such disclosure is required by applicable law.
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including but not limited to economic uncertainties, supply chain disruptions, inflation, high interest rates, and other risks discussed below and referenced in Part I, Item 1A “Risk Factors.”

Commercialization of KARNO Power Module
Our focus is on continuing development and testing of our fuel-agnostic KARNO Power Module and the deployment of initial units with customers. We anticipate that a substantial portion of our capital resources and efforts in the near future will be focused on these activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to the pace of completing initial KARNO Power Module testing and validation, the timing of KARNO Power Module commercialization, the pace at which we invest in KARNO Core additive printing capacity, our plans for manufacturing KARNO Power Module components (whether in-house or through outsourcing to third parties), the range of product offerings we plan to bring to market and external market factors beyond our control.
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

Results of Operations
Comparison of Years Ended December 31, 2025 and 2024
The following table summarizes our results of operations on a consolidated basis for the years ended December 31, 2025 and 2024 (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Revenues
Research and development services	$3,475	$1,509	$1,966	130.3%
Total revenues	3,475	1,509	1,966	130.3%
Cost of revenues
Research and development services	3,305	1,415	1,890	133.6%
Total cost of revenues	3,305	1,415	1,890	133.6%
Gross profit	170	94	76	80.9%
Operating expenses
Research and development	42,467	37,004	5,463	14.8%
Selling, general and administrative	22,757	24,382	(1,625)	(6.7)%
Exit and termination costs	499	3,007	(2,508)	(83.4)%
Total operating expenses	65,723	64,393	1,330	2.1%
Loss from operations	(65,553)	(64,299)	(1,254)	2.0%
Interest income	8,351	12,216	(3,865)	(31.6)%
Gain on disposal of assets	14	3	11	366.7%
Other income, net	—	32	(32)	(100.0)%
Net loss	$(57,188)	$(52,048)	$(5,140)	9.9%

Net loss per share, basic and diluted	$(0.33)	$(0.30)	$(0.03)	10.0%

Weighted-average shares outstanding, basic and diluted	175,426,635	174,915,487	511,148	0.3%
Revenue and Cost of Revenues
In the fourth quarter of 2024, we began recognizing revenue for R&D services performed as both a prime and subcontractor to the U.S. government. Revenue for R&D services increased $2.0 million and associated cost of revenues increased $1.9 million.
Research and Development
R&D expenses increased $5.5 million due to higher spending related to the design and testing of our KARNO Power Module, growth in the production of additive components, and the procurement of parts for our ongoing KARNO Power Module deployments.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses decreased $1.6 million primarily due to:
•a decrease of $0.9 million in facilities costs; and
•a decrease of $0.7 million in insurance; partially offset by
•an increase of $0.8 million in personnel and benefits.
Exit and Termination Costs
Exit and termination costs decreased by $2.5 million as a result of the adoption of the Plan and items discussed in Note 2, “Disposals” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, including recoveries from assets sold.
Interest Income
Interest income decreased $3.9 million primarily due to the decline in our investment balance and lower interest rates.

Cash Flows
Net cash, cash equivalents and restricted cash provided by or used in operating activities, investing activities and financing activities is summarized as follows for the periods indicated and should be read in conjunction with our consolidated financial statements and the notes thereto included in Part II, Item 8 of this Form 10-K (in thousands):

	Year Ended December 31,
	2025	2024
Cash from operating activities	$(46,549)	$(56,738)
Cash from investing activities	60,930	59,493
Cash from financing activities	(670)	(14,327)
	$13,711	$(11,572)
Cash from Operating Activities
For the year ended December 31, 2025, cash flows used in operating activities were $46.5 million. Cash used primarily related to a net loss of $57.2 million, adjusted for $1.6 million change in working capital accounts and $12.2 million in certain non-cash expenses (including $5.5 million related to share-based compensation, $4.4 million related to depreciation and amortization, $2.1 million related to prepaid expenses and other assets, and $1.4 million related to accounts receivable, partially offset by $2.7 million related to accounts payable and accrued expenses and other liabilities).
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
Cash from Investing Activities
For the year ended December 31, 2025, cash flows provided by investing activities were $60.9 million. Cash provided related to the purchase of investments totaling $46.4 million and property and equipment of $23.7 million, offset by the sale or maturity of investments of $128.8 million and proceeds from sale of property and equipment of $2.2 million.
For the year ended December 31, 2024, cash flows provided by investing activities were $59.5 million. Cash provided related to the purchase of investments totaling $96.3 million and property and equipment of $16.5 million, offset by the sale or maturity of investments of $166.9 million and proceeds from sale of property and equipment of $5.4 million.
Cash from Financing Activities
For the year ended December 31, 2025, cash flows used in financing activities were $0.7 million, primarily due to taxes paid on equity awards.
For the year ended December 31, 2024, cash flows used in financing activities were $14.3 million, primarily due to stock repurchases.
Liquidity and Capital Resources
At December 31, 2025, our current assets were $98.6 million, consisting primarily of cash and cash equivalents of $22.9 million, short-term investments of $69.4 million, and prepaid expenses of $4.6 million. Our total current liabilities were $9.9 million primarily and were comprised of accounts payable, accrued expenses and operating lease liabilities. We also had $60.0 million of investments in longer-term liquid securities which we maintain to generate higher income on capital that we do not expect to spend in the next 12 months.
We believe the credit quality and liquidity of our investment portfolio at December 31, 2025 is strong and will provide sufficient liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply and demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity whereby no investment security may have a final maturity of more than 36 months from the date of acquisition or a weighted average maturity exceeding 18 months. Eligible investments under the Company’s investment policy bearing a minimum credit rating of A1, A-1, F1 or higher for short-term investments and A2, A, or higher for longer-term investments include money market funds, commercial paper, certificates of deposit and municipal securities. Additionally, all of our debt securities are classified as held-to-maturity as we have the intent and ability to hold these investment securities to maturity, which minimizes any realized losses that we would recognize prior to maturity. However, even with this approach we may incur investment losses as a result of unusual or unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.
Based on our past performance, we believe our current and long-term assets will be sufficient to continue to execute on our business strategy and meet our capital requirements for the next twelve months. Our primary short-term cash needs are costs associated with KARNO Power Module development, building our initial deployment units and capital investments for additive printer acquisitions and other assets. Longer term, our capital needs will be determined by our go-to-market strategy as well as governmental R&D, which may include development of our own KARNO Power Module manufacturing capacity or outsourcing this work to third parties or business partners. We have up to $6.1 million remaining authorized for repurchases under our $20 million share repurchase program but have currently paused any additional repurchases. Based on current projections of operating expenses, capital spending, working capital growth and historical share repurchases, we expect to have approximately $100 million in cash, short-term and long-term investments remaining on our balance sheet at the end of 2026. This projection assumes the completion of about $10 million in equipment-backed financing or debt. It is possible that this financing could be delayed or may not occur at all if acceptable terms cannot be obtained.
We expect to continue to incur net losses in the short term as we execute on our strategic initiatives by completing the development and commercialization of the KARNO Power Module with customer deployments anticipated to continue throughout 2026. However, actual results could vary materially and adversely as a result of a number of factors including, but not limited to, those discussed in Part I, Item 1A. “Risk Factors.”
The amount and timing of our future funding requirements will depend on many factors, including the scope and results of our R&D efforts, the breadth of product offerings we plan to commercialize, the growth of sales, working capital needs, and our long-term manufacturing plan for the KARNO Power Module including the pace of investments in additive manufacturing assets, methods of financing these investments, as well as factors that are outside of our control. We regularly evaluate our funding needs and sources of capital and may seek external funding in the appropriate circumstances. While we expect that we have sufficient capital to get through commercialization of the KARNO Power Module, we do anticipate that, at some time, we will seek additional sources of capital to accelerate investments in assets needed for growth following commercialization, primarily additive printing machines and related assets. With our current cash and investments, we believe we are well positioned to be deliberate and opportunistic in determining the timing and structure of a capital raise.
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
Our cash requirements beyond twelve months include:
•Leases — Refer to Note 8, “Leases” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information of our obligations and the timing of expected payments.
•Purchase Commitments — Purchase obligations include primarily non-cancelable purchase commitments related to materials purchase agreements and volume commitments that are entered into from time to time. As of December 31, 2025, there were no such non-cancelable purchase commitments.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date, as well as the reported expenses incurred during the reporting period. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to our financial statements.
We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

While our significant accounting policies are described in the notes to our financial statements (see Note 3, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K), we believe that the following accounting policies require a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.
Revenue Recognition
The Company performs under contracts as both a prime and subcontractor to the United States government to provide R&D services, primarily to research the suitability of its KARNO generator for Navy ships and stationary power applications on a best effort cost-plus-fixed fee basis. The transaction price allocated to the remaining unsatisfied performance obligations under these contracts was up to $13.7 million as of December 31, 2025, which is expected to be recognized primarily in 2026. There is a single research and development services performance obligation in each of these contracts that is measured over time as the services are performed. The Company generally invoices monthly, which corresponds directly with the value to the customers of the performance completed to date, and recognizes revenue in the amount that it has a right to invoice. Payment is ordinarily due within 90 days of invoice submission.
Inventories
Through December 31, 2025, we have not yet commercialized the KARNO Power Module. Costs incurred for components acquired prior to our determination of reaching a commercial stage are expensed as R&D costs, resulting in zero cost basis for those components. As a result, moving-average prices for inventory that is capitalized in future periods may be significantly affected by those zero cost items. Inventory is consumed in the performance of R&D revenue contracts in the quarter in which it is purchased, and we therefore do not record inventory at each reporting period pertaining to these contracts.
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
If we were to utilize different assumptions, including the estimate of underlying share volatility of our market-conditioned awards, share-based compensation cost could be under or overstated. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate any remaining unearned share-based compensation cost or incur incremental cost. Share-based compensation cost affects our research and development and selling, general and administrative expenses.
The Company granted 2.7 million restricted stock units in 2025 that are subject to vest between February 18, 2026 and December 31, 2027 contingent upon achieving underlying closing stock price thresholds. Through December 31, 2025, there was no achievement of underlying closing stock price thresholds on these awards. These awards were valued at $1.46 per unit using a Monte Carlo simulation including a blend of historical and implied share volatility of 90% and a risk-free rate of 4.23%.
The Company granted 2.7 million restricted stock units in 2024 that are subject to vest between February 13, 2025 and December 31, 2026 contingent upon achieving underlying closing stock price thresholds, which thresholds were met resulting in 100% of these awards vesting or to vest between August 2025 and December 2026. These awards were valued at $0.83 per unit using a Monte Carlo simulation including a blend of historical and implied share volatility of 90% and a risk-free rate of 4.35%.
Income Taxes
We recognize deferred taxes for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. At December 31, 2025, we had federal net operating loss carryforwards of $447.4 million and state net operating loss carryforwards of $12.5 million that expire in various years starting in 2036. The Company also has R&D credits of $4.7 million that begin to expire in 2037.
Deferred tax assets are regularly assessed to determine the likelihood they will be realized from future taxable income. A valuation allowance is established when we believe it is not more likely than not all or some of a deferred tax asset will be realized. In evaluating our ability to recover deferred tax assets within the jurisdiction in which they arise, we consider all available positive and negative evidence. Factors reviewed include the cumulative pre-tax book income for the past three years, scheduled reversals of deferred tax liabilities, our history of earnings and reliable forecasting, projections of pre-tax book income over the foreseeable future, and the impact of any feasible and prudent tax planning strategies. Due to cumulative losses over recent years and based on all available positive and negative evidence, we have determined that it is not more likely than not that our net deferred tax assets will be realizable as of December 31, 2025. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense or an income tax benefit for the period in which the release is recorded.
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
See Recent Accounting Pronouncements under Note 3, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for more information about recent accounting pronouncements, the timing of their adoption and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.
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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Hyliion Holdings Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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

Dallas, Texas
February 24, 2026

HYLIION HOLDINGS CORP.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$22,938	$9,227
Accounts receivable, net	489	1,923
Prepaid expenses and other current assets	4,597	6,401
Short-term investments	69,427	110,918
Assets held for sale	1,181	2,563
Total current assets	98,632	131,032

Property and equipment, net	40,461	25,920
Operating lease right-of-use assets	3,468	5,431
Other assets	1,004	1,079
Long-term investments	59,994	99,584
Total assets	$203,559	$263,046

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,142	$5,243
Current portion of operating lease liabilities	2,726	2,426
Accrued expenses and other current liabilities	3,995	6,622
Total current liabilities	9,863	14,291

Operating lease liabilities, net of current portion	1,646	4,366
Other liabilities	41	—
Total liabilities	11,550	18,657

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 187,878,790 and 184,428,472 shares issued as of December 31, 2025 and 2024, respectively; 177,268,720 and 173,818,402 shares outstanding as of December 31, 2025 and 2024, respectively	19	18
Additional paid-in capital	413,122	408,315
Treasury stock, at cost	(14,132)	(14,132)
Accumulated deficit	(207,000)	(149,812)
Total stockholders’ equity	192,009	244,389
Total liabilities and stockholders’ equity	$203,559	$263,046
The accompanying notes are an integral part of these consolidated financial statements.

HYLIION HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenues
Research and development services	$3,475	$1,509
Total revenues	3,475	1,509
Cost of revenues
Research and development services	3,305	1,415
Total cost of revenues	3,305	1,415
Gross profit	170	94
Operating expenses
Research and development	42,467	37,004
Selling, general and administrative	22,757	24,382
Exit and termination costs	499	3,007
Total operating expenses	65,723	64,393
Loss from operations	(65,553)	(64,299)
Interest income	8,351	12,216
Gain on disposal of assets	14	3
Other income, net	—	32
Net loss	$(57,188)	$(52,048)

Net loss per share, basic and diluted	$(0.33)	$(0.30)

Weighted-average shares outstanding, basic and diluted	175,426,635	174,915,487
The accompanying notes are an integral part of these consolidated financial statements.

HYLIION HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	183,071,317	$18	(37,062)	$(33)	$404,045	$(97,764)	$306,266
Exercise of common stock options and vesting of restricted stock units, net	1,357,155	—	—	—	(345)	—	(345)
Share-based compensation	—	—	—	—	4,615	—	4,615
Repurchase of treasury stock	—	—	(10,573,008)	(14,099)	—	—	(14,099)
Net loss	—	—	—	—	—	(52,048)	(52,048)
Balance at December 31, 2024	184,428,472	18	(10,610,070)	(14,132)	408,315	(149,812)	244,389
Exercise of common stock options and vesting of restricted stock units, net	3,450,318	1	—	—	(671)	—	(670)
Share-based compensation	—	—	—	—	5,478	—	5,478
Net loss	—	—	—	—	—	(57,188)	(57,188)
Balance at December 31, 2025	187,878,790	$19	(10,610,070)	$(14,132)	$413,122	$(207,000)	$192,009
The accompanying notes are an integral part of these consolidated financial statements.

HYLIION HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(57,188)	$(52,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,956	3,147
Amortization and accretion of investments, net	(1,562)	(3,078)
Noncash lease expense	1,963	1,639
Gain on disposal of assets, including assets held for sale	(1,221)	(2,850)
Share-based compensation	5,478	4,615
Carrying value adjustment to assets held for sale	1,590	6,464
Changes in operating assets and liabilities:
Accounts receivable	1,434	(1,883)
Prepaid expenses and other assets	2,127	(5,444)
Accounts payable	(78)	(2,865)
Accrued expenses and other liabilities	(2,628)	(3,588)
Operating lease liabilities	(2,420)	(847)
Net cash used in operating activities	(46,549)	(56,738)

Cash flows from investing activities
Purchase of property and equipment	(23,740)	(16,525)
Proceeds from sale of property and equipment	2,234	5,385
Receipt of security deposit	41	—
Purchase of investments	(46,442)	(96,253)
Proceeds from sale and maturity of investments	128,837	166,886
Net cash provided by investing activities	60,930	59,493

Cash flows from financing activities
Proceeds from exercise of common stock options	2	67
Taxes paid related to net share settlement of equity awards	(672)	(412)
Repurchase of treasury stock	—	(13,982)
Net cash used in financing activities	(670)	(14,327)

Net increase (decrease) in cash and cash equivalents and restricted cash	13,711	(11,572)
Cash and cash equivalents and restricted cash, beginning of period	9,892	21,464
Cash and cash equivalents and restricted cash, end of period	$23,603	$9,892
The accompanying notes are an integral part of these consolidated financial statements.

HYLIION HOLDINGS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except as separately indicated)
Note 1. Description of Organization and Business Operations and Basis of Presentation
Overview
Hyliion Holdings Corp. is a Delaware corporation headquartered in Cedar Park, Texas, that designs and develops KARNOTM Power Module for stationary and mobile applications and provides research and development (“R&D”) services. References to the “Company,” “Hyliion,” “we,” “our,” or “us” in this report refer to Hyliion Holdings Corp. and its wholly owned subsidiary, unless expressly indicated or the context otherwise requires.
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
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Hyliion Holdings Corp. and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated upon consolidation. The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Any reference in these footnotes to the applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).
These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is an early-stage growth company and has generated negative cash flows from operating activities since inception. At December 31, 2025, the Company had total equity of $192.0 million, inclusive of cash and cash equivalents of $22.9 million and total investments of $129.4 million. Based on this, the Company has sufficient funds to continue to execute its business strategy for the next twelve months from the issuance date of the financial statements included in this Annual Report on Form 10-K.
Note 2. Disposals
On November 7, 2023, the Board of the Company approved a strategic plan to wind down its powertrain business and preserve the related intellectual property (the “Plan”). As part of the Plan, the Company will continue to focus on commercialization of its KARNO Power Module technology. The majority of wind down activities were completed in the fourth quarter of fiscal year 2025. We have not accounted for the impacts of the Plan as a discontinued operation as we have not abandoned or sold the underlying intellectual property, with assets held for sale at December 31, 2025 dispositioned in January 2026 including a gain of $0.4 million recognized in the first quarter of 2026.
Total charges and expenses related to the Plan of $0.5 million and $3.0 million for the years ended December 31, 2025 and 2024, respectively, inclusive of recoveries from assets sold and charges to assets held for sale discussed below, are included in exit and termination costs in the consolidated statements of operations. The change in total liabilities associated with the Plan is included within accrued expenses and other current liabilities as presented in Note 10, and accounts payable, and is summarized as follows (in millions):

	December 31, 2024	Charged to Expense (Benefit)	Costs Paid or Settled	December 31, 2025
Employee severance and retention	$0.1	$—	$(0.1)	$—
Contract terminations	0.6	0.1	(0.7)	—
Warranty obligations	0.1	(0.1)	—	—
	$0.8	$—	$(0.8)	$—

	December 31, 2023	Benefit	Costs Paid or Settled	December 31, 2024
Employee severance and retention	$1.1	$—	$(1.0)	$0.1
Contract terminations	6.5	(0.8)	(5.1)	0.6
Warranty obligations	0.4	(0.3)	—	0.1
	$8.0	$(1.1)	$(6.1)	$0.8
The above estimates of the cash expenditures and charges that the Company expects to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions and actual amounts may differ materially from estimates. In addition, the Company may incur other cash expenditures or charges not currently contemplated due to unanticipated events.
Assets Held for Sale
At the time of initial classification as held for sale at March 31, 2024, we estimated that the sale of these assets was expected to be completed within one year and it was unlikely that significant changes to the plan of sale would be made. Due to increased uncertainty regarding the timing of the disposition, driven by deteriorating market conditions in the electric vehicle industry, in the first quarter of 2025 we reclassified assets previously recorded as held for sale totaling $1.0 million to property and equipment, net, on the consolidated balance sheets, and recognized charges of $1.6 million, included in the amount indicated below, during the three months ended March 31, 2025. In the fourth quarter of 2025 we reclassified $1.2 million in assets from property and equipment, net on the consolidated balance sheets to assets held for sale.
We had assets held for sale of $1.2 million and $2.6 million consisting of property and equipment in connection with the Plan at their fair value less costs to sell on the consolidated balance sheets at December 31, 2025 and 2024, respectively. We used fair value hierarchy Level III inputs including comparable assets or nonbinding third-party bids, adjusted for condition, and recorded charges of $1.6 million and $6.5 million for the years ended December 31, 2025 and 2024, respectively, included in exit and termination costs in the consolidated statements of operations.
We recorded net benefits for recoveries related to asset sales of $1.5 million and $2.8 million for the years ended December 31, 2025 and 2024, respectively, included in exit and termination costs in the consolidated statements of operations and in gain on disposal of assets, including assets held for sale in the consolidated statements of cash flows.
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
Segment Information
ASC 280, Segment Reporting, defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company operates as a single operating segment from which all revenue and net income (loss) is derived and for which all assets are attributed. The Company’s CODM is the chief executive officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM uses net income (loss) to manage the business and does not segment the business for internal reporting or decision making. We adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures during the year ended December 31, 2024.

The significant expense categories and amounts that are regularly provided to the CODM and included in the reported measure of segment loss for the years ended December 31, 2025 and 2024 are summarized as follows (in millions):

	Year Ended December 31,
	2025	2024
Total revenues	$3.5	$1.5
Total cost of revenues	3.3	1.4
Gross profit	0.2	0.1

Administrative and office	6.4	7.7
Depreciation and amortization	6.0	3.1
Facilities	5.6	5.1
Personnel	24.9	24.3
Product development, exclusive of other costs presented	15.7	15.0
Professional services	5.5	5.2
Exit and termination costs	0.5	3.0
Other operating expense	1.2	1.0
Total operating expenses	65.8	64.4
Other income, net	8.4	12.3
Net loss	$(57.2)	$(52.0)
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
Total cash and cash equivalents and restricted cash as presented in the consolidated statements of cash flows is summarized as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$22,938	$9,227	$12,881
Restricted cash included in prepaid expenses and other current assets	—	—	7,918
Restricted cash included in other assets	665	665	665
	$23,603	$9,892	$21,464

Accounts Receivable, Net
Accounts receivable are stated at a gross invoice amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained at a level considered adequate to provide for potential account losses on the balance based on the Company’s evaluation of the anticipated impact of current economic conditions, changes in the character and size of the balance, past and expected future loss experience and other pertinent factors. At December 31, 2025 and 2024, accounts receivable included amounts receivable from customers of $0.3 million and $1.5 million, respectively, the majority of which was from a single customer. At December 31, 2025 and 2024 there was no allowance for doubtful accounts on customer receivables.
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
Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity, and any expected credit losses. The Company estimates expected credits losses for held-to-maturity investments by considering relevant available information and assessing the risk of loss over the assets’ contractual life. The Company’s portfolio of held-to-maturity investments are of a high credit quality with minimal expected credit losses. Such amortization, along with interest, is included in interest income. The Company uses the specific identification method to determine the cost basis of securities sold.
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
Inventories
As of December 31, 2025, the KARNO Power Module has not yet been commercialized. Costs incurred for components acquired prior to our determination of reaching a commercial stage are expensed as R&D costs, resulting in zero cost basis for those components. As a result, moving-average prices for inventory that is capitalized in future periods may be significantly affected by those zero cost items. Inventory is consumed in the performance of contracts for R&D services in the quarter in which it is purchased, including certain allocations of overhead costs, and we therefore do not record inventory at each reporting period pertaining to these contracts.
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
Major renewals and improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed as incurred. When property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss on the disposition is recorded in the consolidated statement of operations as a component of other income. All long-lived assets are located in the U.S.
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

U.S. Government Contracts
The Company was performing under two contracts as both a prime and subcontractor to the United States government to provide R&D services. The larger of these two contracts was modified and accounted for as a new contract in the quarter ending December 31, 2024. These contracts were not accounted for as revenue prior to September 30, 2024 as they were not in the ordinary course of business and the counterparties were not customers under GAAP. In September 2024, the Company was awarded a best effort cost-plus-fixed fee contract up to $16.0 million by the United States Department of the Navy’s Office of Naval Research (“ONR”) to research the suitability of its KARNO Power Module for Navy ships and stationary power generation applications. Under the agreement, the Company will provide R&D services through February 2027, including delivery of up to seven KARNO cores. The ONR contract represented a significant change in business strategy toward providing R&D activities in the ordinary course of business in addition to developing Power Modules for stationary and mobile applications.
In July 2025, the Company was awarded a Phase II best effort cost-plus-fixed fee contract up to $1.5 million by the ONR to demonstrate the conceptual feasibility of the Phase I effort awarded in July 2024 for up to $0.2 million and show development progress towards successful application. Under the agreement, the Company will provide R&D services through July 2026 with an option to extend through July 2027, including design reviews, simulations, and reporting.
The Company began accounting for these contracts under ASC 606 beginning in the quarter ending December 31, 2024. The remaining amounts of revenue that we may recognize under these contracts was up to $13.7 million as of December 31, 2025, which is expected to primarily be recognized in 2026.
There is a single research and development services performance obligation in each of these contracts that is measured over time as the services are performed. The Company generally invoices monthly which corresponds directly with the value to the customers of the performance completed to date based on the cost of labor and materials utilized, and recognizes revenue in the amount that it has a right to invoice. Payment is ordinarily due within 90 days of invoice submission. Cost of R&D services revenue includes labor, allocated fringe and overhead, and inventory.
All revenue during the years ended December 31, 2025 and 2024 was recognized over time. The portion of our revenues from significant customers is summarized as follows and is attributable to the U.S.:

	Year Ended December 31,
	2025	2024
Customer A	81%	88%
Customer B	19	12
	100%	100%
Leases
We determine if an arrangement is a lease at inception of the contract. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities, net of current portion in the accompanying consolidated balance sheets. We have lease agreements with lease and non-lease components, and have elected to utilize the practical expedient to account for lease and non-lease components together as a single combined lease component. Variable lease costs consist primarily of common area maintenance, property taxes, and insurance billed monthly.
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
The Company’s real estate leases may include one or more options to renew, with the renewal extending the lease term for an additional one to five years. The exercise of lease renewal option is at the Company’s sole discretion. In general, the Company does not consider renewal options to be reasonably certain to be exercised, therefore renewal options are generally not recognized as part of the ROU assets and lease liabilities. Lease costs for lease payments are recognized on a straight-line basis over the lease term. The Company does not record operating leases with an initial term of twelve months or less (“short-term leases”) in the consolidated balance sheets. Interest expense is recognized using the effective interest rate method, and the ROU asset is amortized over the useful life of the underlying asset.

Marketing, Promotional and Advertising Costs
Marketing, promotional and advertising costs are expensed as incurred and are included as an element of selling, general and administrative expense in the consolidated statement of operations. Marketing, promotional and advertising costs were $0.2 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively.
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
Share-Based Compensation
The Company accounts for share-based compensation in accordance with ASC 718, Compensation – Stock Compensation, under which shared based payments that involve the issuance of common stock to employees and non-employees and meet the criteria for equity-classified awards are recognized in the financial statements as share-based compensation expense based on the fair value on the date of grant. The Company issues restricted stock awards to employees and non-employees, utilizing new shares. The Company has elected to recognize the adjustment to share-based compensation expense in the period in which forfeitures occur. We recognize compensation expense for awards with only service conditions on a straight-line basis over the requisite service period for the entire award.
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
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities and net operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We adopted ASU 2023-09, Income Taxes (Topic 740) during the year ended December 31, 2025.
Due to the Company’s history of losses since inception, the net deferred tax assets have been fully offset by a valuation allowance at December 31, 2025 and 2024. Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the more likely than not threshold for financial statement recognition and measurement. For the years ended December 31, 2025 and 2024, there were no uncertain tax positions taken or expected to be taken in the Company’s tax returns.
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

Recent Accounting Pronouncements
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270)-Narrow-Scope Improvements, to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable, including additional guidance on what disclosures should be provided in interim reporting periods. The pronouncement is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. We are currently evaluating the impact of adoption.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), and clarified by ASU 2025-01, to enable investors to better understand the major components of an entity’s income statement. The pronouncement is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, and we expect a material impact to our disclosures as a result of adoption.
Note 4. Investments
The amortized cost, unrealized gains and losses, and fair value, and maturities of our held-to-maturity investments at December 31, 2025 and 2024 are summarized as follows:

		Fair Value Measurements at December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$4,868	$1	$—	$4,869
U.S. government agency bonds	3,000	—	—	3,000
State and municipal bonds	1,000	—	—	1,000
Corporate bonds and notes	120,553	492	(17)	121,028
	$129,421	$493	$(17)	$129,897

		Fair Value Measurements at December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$979	$3	$—	$982
U.S. government agency bonds	17,490	6	(54)	17,442
State and municipal bonds	10,924	10	—	10,934
Corporate bonds and notes	181,109	369	(152)	181,326
	$210,502	$388	$(206)	$210,684

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$69,427	$69,586	$110,918	$111,170
Due after one year through five years	59,994	60,311	99,584	99,514
	$129,421	$129,897	$210,502	$210,684
Note 5. Fair Value Measurements
The fair value measurements of our financial assets at December 31, 2025 and 2024 are summarized as follows:

	Fair Value Measurements at December 31, 2025
	Level I	Level II	Level III	Total
Cash and cash equivalents	$22,938	$—	$—	$22,938
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	4,869	—	4,869
U.S. government agency bonds	—	3,000	—	3,000
State and municipal bonds	—	1,000	—	1,000
Corporate bonds and notes	—	121,028	—	121,028
	$23,603	$129,897	$—	$153,500

	Fair Value Measurements at December 31, 2024
	Level I	Level II	Level III	Total
Cash and cash equivalents	$9,227	$—	$—	$9,227
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	982	—	982
U.S. government agency bonds	—	17,442	—	17,442
State and municipal bonds	—	10,934	—	10,934
Corporate bonds and notes	—	181,326	—	181,326
	$9,892	$210,684	$—	$220,576
Note 6. Capital Structure
Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s Board is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, option or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. At December 31, 2025 and 2024, there were no shares of preferred stock issued and outstanding.
Common Stock
At December 31, 2025, the following shares of common stock were reserved for future issuance:

Unexercised stock options outstanding under 2016 Equity Incentive Plan	176,189
Shares granted and unvested under 2020 Equity Incentive Plan	2,297,915
Shares granted and unvested under 2024 Equity Incentive Plan	5,463,215
Authorized for future grant under 2024 Equity Incentive Plan	6,122,750
Authorized for future issuance under the Hyliion Holdings Corp. Employee Stock Purchase Plan	1,800,000
15,860,069

Treasury Stock
In December 2023, we announced a share repurchase program which has no expiration date, authorizing the repurchase of up to $20.0 million in shares.
Note 7. Share-Based Compensation
2024 Equity Incentive Plan
On May 21, 2024, the Company’s shareholders approved a new long-term incentive award plan (the “2024 Plan”). The 2024 Plan is administered by the Board and the compensation committee. The selection of participants, allotment of shares, determination of price and other conditions are approved by the Board and the compensation committee at its sole discretion in order to attract and retain personnel instrumental to the success of the Company. Under the 2024 Plan, the Company may grant awards covering up to 8,000,000 shares of common stock, plus the amount of authorized but unissued shares under the 2020 Plan, the number of shares relating to awards under the 2020 Plan that are cancelled, lapsed, or are forfeited, and the number of shares withheld to satisfy a holder’s tax obligations. Grants under the 2024 Plan may be in the form of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other awards to our employees, directors, and consultants. No stock options have been granted under the 2024 Plan.
The Company granted 2.7 million restricted stock units in 2025 that are subject to vest between February 18, 2026 and December 31, 2027 contingent upon achieving underlying closing stock price thresholds. Through December 31, 2025, there was no achievement of underlying closing stock price thresholds on these awards. These awards were valued at $1.46 per unit using a Monte Carlo simulation including a blend of historical and implied share volatility of 90% and a risk-free rate of 4.23%.
Employee and director restricted stock units (“RSUs”) for which a grant date has been established generally vest over one to three years from the date of grant. These awards generally become available to the recipient upon the satisfaction of a vesting condition based on a period of service.
Activity in the 2024 Plan for the years ended December 31, 2025 and 2024 is summarized as follows:

	Number of Units	Weighted Average Grant Date Fair Value (in Dollars)
Unvested at December 31, 2023	—	$—
Granted	232,176	1.81
Unvested at December 31, 2024	232,176	$1.81
Granted	5,445,224	1.73
Vested	(137,867)	1.88
Forfeited	(76,318)	1.85
Unvested at December 31, 2025	5,463,215	$1.73
Share-based compensation expense under the 2024 Plan for the years ended December 31, 2025 and 2024 was $3.0 million and nil, respectively. The fair value of RSUs that vested during the years ended December 31, 2025 and 2024 was $0.3 million and nil, respectively. There was $6.7 million of unrecognized compensation expense related to the 2024 Plan at December 31, 2025, which is expected to be recognized over the remaining vesting periods, subject to forfeitures, with a weighted-average period of 2.2 years.
2020 Equity Incentive Plan
On October 1, 2020, the Company’s shareholders approved a new long-term incentive award plan (the “2020 Plan”). Under the 2020 Plan, the Company could grant an aggregate of 12,200,000 shares of common stock. Upon adoption of the 2024 Plan, no further grants can be made under the 2020 Plan.
The Company granted 2.7 million restricted stock units in 2024 that are subject to vest between February 13, 2025 and December 31, 2026 contingent upon achieving underlying closing stock price thresholds, which thresholds were met resulting in 100% of these awards vesting or to vest between August 2025 and December 2026. These awards were valued at $0.83 per unit using a Monte Carlo simulation including a blend of historical and implied share volatility of 90% and a risk-free rate of 4.35%.

Employee and director RSUs generally vest over one to three years from the date of grant. These awards become available to the recipient upon the satisfaction of a vesting condition based on a period of service, and performance and market conditions (for certain awards to employees).
Activity in the 2020 Plan for the years ended December 31, 2025 and 2024 is summarized as follows:

	Number of Units	Weighted Average Grant Date Fair Value (in Dollars)
Unvested at December 31, 2023[1]	2,751,323	$3.59
Granted	5,878,591	1.05
Vested	(1,267,658)	3.87
Forfeited	(1,271,811)	2.61
Unvested at December 31, 2024	6,090,445	1.28
Vested	(3,644,399)	1.44
Forfeited	(148,131)	1.39
Unvested at December 31, 2025	2,297,915	$1.03
1 Excludes 633,750 shares underlying RSU awards with performance conditions, which were not accounted for because no accounting grant date had been established.
Share-based compensation expense under the 2020 Plan for the years ended December 31, 2025 and 2024 was $2.5 million and $4.6 million, respectively. The fair value of RSUs that vested during the years ended December 31, 2025 and 2024 was $6.9 million and $2.3 million, respectively. There was $1.9 million of unrecognized compensation expense related to the 2020 Plan at December 31, 2025, which is expected to be recognized over the remaining vesting periods, subject to forfeitures, with a weighted-average period of 1.0 years.
2016 Equity Incentive Plan
The Hyliion Inc. 2016 Equity Incentive Plan (the “2016 Plan”), as amended in August 2017 and approved by the Board, permitted the granting of various awards including stock options. No further grants can be made under the 2016 Plan. Activity in the 2016 Plan for the years ended December 31, 2025 and 2024 is summarized as follows:

	Number of Options	Weighted Average Exercise Price (in Dollars)	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2023	522,971	$0.20	4.3 years
Exercised	(325,175)	0.21
Forfeited	(9,567)	0.23
Outstanding at December 31, 2024	188,229	0.20	4.7 years
Exercised	(11,404)	0.20
Forfeited	(636)	0.23
Outstanding at December 31, 2025	176,189	$0.20	3.7 years

Exercisable at December 31, 2025	176,189	$0.20	3.7 years
At December 31, 2025, options outstanding and exercisable had an intrinsic value of $0.3 million. The intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was nil and $0.4 million, respectively.
Employee Stock Purchase Plan
The Company has an authorized employee stock purchase plan (the “ESPP”) that would enable employees to contribute up to 15% of their base compensation toward the purchase of the Company’s common stock at 85% of its market value on the first or last day of each offering period. The ESPP was not implemented through December 31, 2025.

Note 8. Leases
The Company enters into operating leases for its corporate office, temporary offices, vehicles and equipment. In addition, the Company may enter into arrangements whereby portions of the leased premises are subleased to third parties and are classified as operating leases.
In February 2025, the Company executed a sublease for a portion of its corporate office through April 2027. The components of lease operating income which are primarily included as reductions to R&D and selling, general and administrative expense in the consolidated statements of operations.
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
The following table provides a summary of the components of lease operating costs which are primarily included within R&D and selling, general and administrative expense:

	Year Ended December 31,
	2025	2024
Operating lease cost	$2,376	$2,476
Short-term lease cost	337	42
Variable lease cost	1,060	658
Sublessor income	(294)	—
Total operating lease costs	$3,479	$3,176
The following table provides the weighted-average lease terms and discount rates used for the Company’s operating leases:

	December 31,
	2025	2024
Weighted-average remaining lease term:
Operating leases	1.7 years	2.6 years

Weighted-average discount rate:
Operating leases	8.9%	8.6%
The following table provides a summary of operating lease liability maturities for the next five years and thereafter at December 31, 2025:

2026	$2,993
2027	1,426
2028	306
Total minimum lease payments	4,725
Less: imputed interest	(353)
Total lease obligations	$4,372

Note 9. Property and Equipment, Net
Property and equipment, net at December 31, 2025 and 2024 is summarized as follows:

	December 31,
	2025	2024
Production machinery and equipment	$46,905	$27,846
Vehicles	379	379
Leasehold improvements	5,551	4,313
Office furniture and fixtures	287	270
Computers and related equipment	2,273	2,113
	55,395	34,921
Less: accumulated depreciation	(14,934)	(9,001)
Total property and equipment, net	$40,461	$25,920
Depreciation expense for the years ended December 31, 2025 and 2024 totaled approximately $6.0 million and $3.1 million, respectively. For the year ended December 31, 2025, $0.5 million and $5.5 million was included in selling, general and administrative expenses and R&D expenses, respectively, in the consolidated statements of operations. For the year ended December 31, 2024, $0.4 million and $2.7 million was included in selling, general and administrative expenses and R&D expenses, respectively, in the consolidated statements of operations.
Note 10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities at December 31, 2025 and 2024 are summarized as follows:

	December 31,
	2025	2024
Accrued professional services and other	$1,342	$1,823
Accrued compensation and related benefits	2,028	3,280
Other accrued liabilities	625	746
Accrued severance, contract termination, and other charges	—	773
	$3,995	$6,622
Note 11. Income Taxes
The income tax provision for the years ended December 31, 2025 and 2024 is summarized as follows:

	Year Ended December 31,
	2025	2024
Current tax expense:
Federal	$—	$—
State	—	—
Total current tax expense	$—	$—

Deferred tax (benefit) expense:
Federal	$(11,725)	$(10,493)
State	—	—
Valuation allowance	11,725	10,493
Total deferred tax expense	$—	$—

The components of deferred taxes at December 31, 2025 and 2024 are summarized as follows:

	December 31,
	2025	2024
Deferred tax assets:
Federal net operating loss carryforwards	$93,958	$72,697
State net operating loss carryforwards	491	491
Operating lease obligation	918	1,426
Section 174 expenditures	19,892	28,445
R&D tax credit	4,714	4,714
Other	1,780	1,676
Intangible assets, net	4,748	5,159
Total deferred tax assets	126,501	114,608
Less: valuation allowance	(125,021)	(113,296)
Deferred tax assets, net of valuation allowance	1,480	1,312

Deferred tax liabilities:
Operating lease right of use asset, net	728	1,140
Property and equipment, net	752	172
Total deferred tax liabilities	1,480	1,312

Net deferred tax assets	$—	$—
The reconciliation of taxes at the federal statutory rate to the Company’s provision for income taxes for the years ended December 31, 2025 and 2024 is summarized as follows:

	Year Ended December 31,
	2025
U.S. statutory federal income tax rate	$(12,009)	21%
Changes in valuation allowances	11,725	(21)%
Non-taxable or non-deductible items:
Section 162(m) limitation	615	(1)%
Other non-taxable or non-deductible items	(331)	1%
Effective tax rate	$—	—%

Year Ended December 31,
2024
Provision at statutory rate of 21%	$(10,930)
Other	437
Changes in valuation allowances	10,493
$—
In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2025.
The Company had federal net operating loss carryforwards of $447.4 million and $346.2 million at December 31, 2025 and 2024, respectively. At December 31, 2025, $10.5 million of this amount will begin to expire in 2036 and the remaining $436.9 million has an indefinite carryforward period. The Company had state net operating loss carryforwards of $12.5 million and $12.5 million at December 31, 2025 and 2024, respectively, that will begin to expire beginning in 2036. The Company had federal and state R&D credits of $4.7 million that will begin to expire in 2037. The Company’s ability to utilize a portion of net operating loss carryforwards and credits to offset future taxable income, and tax, respectively, is subject to certain limitations under Section 382 of the Internal Revenue Code upon changes in equity ownership of the Company. Due to such limitation, $2.0 million of the Company’s net operating loss and less than $0.1 million of the Company’s R&D credits will expire unused, regardless of taxable income in future years.
The Company files a United States federal income tax return, as well as income tax returns in various states. The tax returns for years 2022 and thereafter remain open for examination. However, the taxing authorities have the ability to review the propriety of tax losses created in closed tax years to the extent such losses are utilized in an open tax year.
Note 12. Commitments and Contingencies
Economic Incentive Agreement
During the quarter ended March 31, 2024, in connection with our operations in Cedar Park, Texas, the Company entered into an agreement with the Cedar Park Economic Development Corporation (“EDC”) that superseded prior agreements, whereby the Company would receive cash grants up to $1.1 million from the EDC at various measurement dates during the term of the agreement contingent upon the Company fulfilling and maintaining certain occupancy, investment, and employment requirements. The requirements must be met on or before specific measurement dates and maintained throughout the term of the agreement, which expires effective December 31, 2029. The Company has received payments to date of $0.4 million which are refundable as applicable performance requirements were not met and are included within accrued expenses and other current liabilities as of December 31, 2025. Under the agreement, the EDC has the right to file a security interest to all assets of the Company.
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
Note 13. Net Loss Per Share
The computation of basic and diluted net loss per share for the years ended December 31, 2025 and 2024 is summarized as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(57,188)	$(52,048)

Denominator:
Weighted average shares outstanding, basic and diluted	175,426,635	174,915,487

Net loss per share, basic and diluted	$(0.33)	$(0.30)
Potential common shares excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the years ended December 31, 2025 and 2024 are summarized as follows:

	Year Ended December 31,
	2025	2024
Unexercised stock options	176,189	188,229
Unvested restricted stock units	7,761,130	6,322,621
	7,937,319	6,510,850

Note 14. Supplemental Cash Flow Information
Supplemental cash flow information for the years ended December 31, 2025 and 2024 is summarized as follows:

	Year Ended December 31,
	2025	2024
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases, net	$(2,906)	$(1,687)

	Year Ended December 31,
	2025	2024
Supplemental disclosure of noncash investing and financing activities:
Repurchase of treasury stock included in accrued expenses and other current liabilities	$—	$117
Acquisitions of property and equipment and intangible assets included in accounts payable and accrued expenses and other current liabilities	$1,862	$3,884
Note 15. Retirement Plan
The Company has adopted a 401(k) plan to provide all eligible employees a means to accumulate retirement savings on a tax-advantaged or post-tax basis. The 401(k) plan eligibility conditions require participants are at least 21 years old to participate. Eligibility entry date is the first of the month following date of hire, or the first of the month following the date the employee turns 21 years old. Plan participants may make elective contributions up to the maximum percentage of compensation and dollar amount allowed under the Internal Revenue Code and are always 100% vested in their elective contributions. The Company has also established a Profit Sharing plan in which the employer may make contributions on the employee’s behalf (“discretionary employer contributions”). The Company did not make any Profit Sharing contributions during the years ended December 31, 2025 and 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our Principal Executive Officer and Principal Financial Officer) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Based on our management’s evaluation (with the participation of our Principal Executive Officer and Principal Financial Officer), of the effectiveness of our internal controls over financial reporting as of December 31, 2025, which was based on the framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2025, our internal control over financial reporting was effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
On February 24, 2026, the Company entered into Amended and Restated Change in Control Agreements with each of the Company’s named executive officers, which agreements amend and restate the parties’ prior change in control agreements. The amended agreements revise the treatment of the Company’s performance-based equity awards upon a qualifying termination following a change in control by providing that: (i) performance-based awards outstanding as of December 31, 2025 for which vesting is based on the achievement of one or more Company common stock price targets will be paid at the time of the change in control to the extent the price per share for the change in control transaction meets or exceeds the common stock price target(s) applicable to such performance-based awards (with unachieved portions forfeited); and (ii) the payment of any performance-based awards granted on or after January 1, 2026 will be determined in accordance with the treatment specified in the applicable award agreement.
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Part III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except for the information regarding our executive officers required by Item 401 of Regulation S-K (which is included in Part I, Item 1 of this Annual Report on Form 10-K under “Information about our Executive Officers”), the information required by Item 10 will be contained in, and is hereby incorporated by reference to, our definitive proxy statement for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2025. This includes information regarding our Code of Business Conduct and Ethics.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 will be contained in, and is hereby incorporated by reference to, the 2026 Proxy Statement, which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be contained in, and is hereby incorporated by reference to, the 2026 Proxy Statement, which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be contained in, and is hereby incorporated by reference to, the 2026 Proxy Statement, which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 will be contained in, and is hereby incorporated by reference to, the 2026 Proxy Statement, which we will file pursuant to Regulation 14A with the Commission within 120 days after the close of the year ended December 31, 2025.

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

10.10
Fifth Amendment to Industrial Lease, dated May 28, 2024, by and between GSNTR ATX 1200 BMC Drive Owner LP, GSNTR ATX 1202 BMC Drive Owner LP, and Hyliion Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (file No. 001-38823) filed with the SEC on February 25, 2025).

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

10.14	Hyliion Holdings Corp. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38823) filed with the SEC on August 6, 2024).
10.15*	Hyliion Holdings Corp. 2024 Equity Incentive Plan, Form of Restricted Stock Unit Award Agreement.
10.16*	Hyliion Holdings Corp. 2024 Equity Incentive Plan, Form of Performance Restricted Award Agreement.
10.17*	Hyliion Holdings Corp. 2024 Equity Incentive Plan, Form of Director RSU Award Agreement.
10.18*†	Form of Amended & Restated Change in Control Agreement.
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

HYLIION HOLDINGS CORP.

Date: February 24, 2026	By:	/s/ Thomas Healy
Thomas Healy
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Healy	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2026
Thomas Healy

/s/ Jon Panzer	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2026
Jon Panzer

/s/ Rodger L. Boehm	Director	February 24, 2026
Rodger L. Boehm

/s/ Jeffrey A. Craig	Director	February 24, 2026
Jeffrey A. Craig

/s/ Vincent T. Cubbage	Director	February 24, 2026
Vincent T. Cubbage

/s/ Richard J. Freeland	Director	February 24, 2026
Richard J. Freeland

/s/ Mary E. Gustanski	Director	February 24, 2026
Mary E. Gustanski

/s/ Robert M. Knight, Jr.	Director	February 24, 2026
Robert M. Knight, Jr.

/s/ Melanie M. Trent	Director	February 24, 2026
Melanie M. Trent