Form 10-Q
period 2026-03-31
Hyliion Holdings Corp.
filed 2026-05-12
CIK 1759631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
As of May 7, 2026, 178,327,240 shares of common stock, par value $0.0001 per share, were issued and outstanding.

HYLIION HOLDINGS CORP.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HYLIION HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$20,262	$22,938
Accounts receivable, net	3,026	489
Inventory	1,919	—
Prepaid expenses and other current assets	4,031	4,597
Short-term investments	52,208	69,427
Assets held for sale	—	1,181
Total current assets	81,446	98,632

Property and equipment, net	38,494	40,461
Operating lease right-of-use assets	2,963	3,468
Other assets	990	1,004
Long-term investments	66,858	59,994
Total assets	$190,751	$203,559

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$901	$3,142
Current portion of operating lease liabilities	2,804	2,726
Accrued expenses and other current liabilities	4,369	3,995
Total current liabilities	8,074	9,863

Operating lease liabilities, net of current portion	912	1,646
Other liabilities	41	41
Total liabilities	9,027	11,550

Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 188,927,224 and 187,878,790 shares issued at March 31, 2026 and December 31, 2025, respectively; 178,317,154 and 177,268,720 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	19	19
Additional paid-in capital	414,574	413,122
Treasury stock, at cost	(14,132)	(14,132)
Accumulated deficit	(218,737)	(207,000)
Total stockholders’ equity	181,724	192,009
Total liabilities and stockholders’ equity	$190,751	$203,559
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues
Research and development services	$2,832	$489
Total revenues	2,832	489
Cost of revenues
Research and development services	2,622	477
Total cost of revenues	2,622	477
Gross profit	210	12
Operating expenses
Research and development	7,670	12,230
Selling, general and administrative	6,181	6,081
Exit and termination (benefits) costs	(414)	1,423
Total operating expenses	13,437	19,734
Loss from operations	(13,227)	(19,722)
Interest income	1,490	2,468
Net loss	$(11,737)	$(17,254)

Net loss per share, basic and diluted	$(0.07)	$(0.10)

Weighted-average shares outstanding, basic and diluted	177,668,678	174,344,218
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share data)

	Three Months Ended March 31, 2026
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	187,878,790	$19	(10,610,070)	$(14,132)	$413,122	$(207,000)	$192,009
Exercise of common stock options and vesting of restricted stock units, net	1,048,434	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,452	—	1,452
Net loss	—	—	—	—	—	(11,737)	(11,737)
Balance at March 31, 2026	188,927,224	$19	(10,610,070)	$(14,132)	$414,574	$(218,737)	$181,724

	Three Months Ended March 31, 2025
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	184,428,472	$18	(10,610,070)	$(14,132)	$408,315	$(149,812)	$244,389
Exercise of common stock options and vesting of restricted stock units, net	1,414,392	1	—	—	(444)	—	(443)
Share-based compensation	—	—	—	—	1,295	—	1,295
Repurchase of treasury stock	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(17,254)	(17,254)
Balance at March 31, 2025	185,842,864	$19	(10,610,070)	$(14,132)	$409,166	$(167,066)	$227,987
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(11,737)	$(17,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,109	1,142
Amortization and accretion of investments, net	(247)	(575)
Noncash lease expense	505	525
Gain on disposal of assets, including assets held for sale	(414)	(279)
Share-based compensation	1,452	1,295
Carrying value adjustment to assets held for sale	—	1,590
Changes in operating assets and liabilities:
Accounts receivable	(2,537)	(5)
Inventory	(1,919)	—
Prepaid expenses and other assets	856	1,626
Accounts payable	(389)	(54)
Accrued expenses and other liabilities	251	(1,430)
Operating lease liabilities	(656)	(585)
Net cash used in operating activities	(12,726)	(14,004)

Cash flows from investing activities
Purchase of property and equipment	(1,874)	(7,334)
Proceeds from sale of property and equipment	1,598	219
Receipt of security deposit	—	41
Purchase of investments	(15,174)	—
Proceeds from sale and maturity of investments	25,500	24,627
Net cash provided by investing activities	10,050	17,553

Cash flows from financing activities
Taxes paid related to net share settlement of equity awards	—	(444)
Net cash used in financing activities	—	(444)

Net (decrease) increase in cash and cash equivalents and restricted cash	(2,676)	3,105
Cash and cash equivalents and restricted cash, beginning of period	23,603	9,892
Cash and cash equivalents and restricted cash, end of period	$20,927	$12,997

Supplemental disclosure of noncash investing and financing activities:
Acquisitions of property and equipment included in accounts payable and accrued expenses and other current liabilities	$130	$244
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
Note 2. Disposals
On November 7, 2023, the Board of the Company approved a strategic plan to wind down its powertrain business and preserve the related intellectual property (the “Plan”). As part of the Plan, the Company will continue to focus on commercialization of its KARNO Power Module technology. We have not accounted for the impacts of the Plan as a discontinued operation through March 31, 2026 as we have not abandoned or sold the underlying intellectual property.
Costs paid or settled associated with the Plan during the three months ended March 31, 2026 and 2025 were nil and $0.6 million, respectively. We reclassified assets previously recorded as held for sale totaling $1.0 million to property and equipment, net, on the condensed consolidated balance sheets, and recognized charges of $1.6 million using fair value hierarchy Level III inputs including comparable assets, adjusted for condition, included in exit and termination costs in the condensed consolidated statements of operations for the three months ended March 31, 2025. During the fourth quarter of 2025, we reclassified $1.2 million in assets from property and equipment, net to assets held for sale on the condensed consolidated balance sheets. These assets were subsequently sold in the three months ended March 31, 2026. We recorded net benefits for recoveries related to asset sales of $0.4 million and $0.3 million included in exit and termination (benefits) costs in the condensed consolidated statements of operations and in gain on disposal of assets in the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025, respectively.
Note 3. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Hyliion Holdings Corp. and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated upon consolidation. The condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”), which permit reduced disclosure for interim periods. The condensed consolidated balance sheet at December 31, 2025 was derived from audited financial statements for the fiscal year then ended, but does not include all necessary disclosures required with respect to annual financial statements. In the opinion of the Company, these condensed consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s 2025 Annual Report. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.
These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is an early-stage growth company and has generated negative cash flows from operating activities since inception. At March 31, 2026, the Company had total equity of $181.7 million, inclusive of cash and cash equivalents of $20.3 million and total investments of $119.1 million. Based on this, the Company has sufficient funds to continue to execute its business strategy for the next twelve months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the balance sheet date, as well as reported amounts of expenses during the reporting period. The Company’s most significant estimates and judgments involve revenue, inventory, income taxes and valuation of share-based compensation. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates, and such differences could be material to the Company’s condensed consolidated financial statements.
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
The significant expense categories and amounts that are regularly provided to the CODM and included in the reported measure of segment loss for the three months ended March 31, 2026 and 2025 are summarized as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Total revenues	$2.8	$0.5
Total cost of revenues	2.6	0.5
Gross profit	0.2	—

Administrative and office	1.6	1.6
Depreciation and amortization	2.1	1.1
Facilities	1.2	1.4
Personnel	7.0	6.3
Product development, exclusive of other costs presented	0.2	6.3
Professional services	1.4	1.4
Exit and termination costs	(0.4)	1.4
Other operating expense	0.3	0.3
Total operating expenses	13.4	19.8
Other income, net	1.5	2.5
Net loss	$(11.7)	$(17.3)
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

Restricted Cash
The Company has provided its corporate headquarters lessor with a letter of credit for $0.7 million to secure the performance of the Company’s lease obligations, backed by a restricted cash deposit to pay any draws on the letter of credit by the lessor. Total cash and cash equivalents and restricted cash as presented in the condensed consolidated statements of cash flows is summarized as follows:

	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
Cash and cash equivalents	$20,262	$22,938	$12,332	$9,227
Restricted cash included in other assets	665	665	665	665
	$20,927	$23,603	$12,997	$9,892
Accounts Receivable, Net
Accounts receivable are stated at a gross invoice amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is maintained at a level considered adequate to provide for potential account losses on the balance based on the Company’s evaluation of current economic conditions without expectation of future changes, changes in the character and size of the balance, past and expected future loss experience, and other pertinent factors. At March 31, 2026 and December 31, 2025, accounts receivable included amounts receivable from a single customer of $3.0 million and $0.5 million, respectively. At March 31, 2026 and December 31, 2025, there was no allowance for doubtful accounts on customer receivables.
We adopted ASU 2025-05, Financial Instruments—Credit Losses (Topic 326)-Measurement of Credit Losses for Accounts Receivable and Contract Assets during the quarter ended March 31, 2026, applying the practical expedient policy election that assumes that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable asset expected credit losses estimate on a prospective basis. There was no material impact as the result of the adoption of this ASU.
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
Inventories
As of March 31, 2026, we have not yet commercialized the KARNO Power Module. Unless such components are capitalizable, costs incurred for components acquired prior to our determination of reaching a commercial stage are expensed as R&D costs, resulting in zero cost basis for those components. As a result, moving-average prices for inventory that is capitalized in future periods may be significantly affected by those zero cost items.
When inventory may be utilized in performance of our contracts with the United States Department of the Navy’s Office of Naval Research (“ONR”), we capitalize that inventory including certain allocations of overhead, labor, and other direct costs and classify it as work-in-process inventory. When this inventory is designated to and utilized in an activity, we record either an R&D or a cost of sale charge in the period in which the utilization occurs.
All inventory at March 31, 2026 is classified as work-in-process. Inventory is valued using the specific identification cost method and is stated at the lower of cost or net realizable value. We review our inventory to determine whether its carrying value exceeds the net amount realizable we expect to receive upon the ultimate sale of the inventory.
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
U.S. Government Contracts
In September 2024, the Company was awarded a best effort cost-plus-fixed fee contract up to $16.0 million by the ONR to research the suitability of its KARNO Power Module for Navy ships and stationary power generation applications. Under the agreement, the Company will provide R&D services through February 2027, including delivery of up to seven KARNO Cores and testing of power module systems. The ONR contract represented a significant change in business strategy toward providing R&D activities in the ordinary course of business in addition to developing Power Modules for stationary and mobile applications.
In July 2025, the Company was awarded a Phase II best effort cost-plus-fixed fee contract up to $1.5 million by the ONR to demonstrate the conceptual feasibility of the Phase I effort contract awarded in July 2024 for up to $0.2 million and to show development progress towards successful application. Under the Phase II agreement, the Company will provide R&D services through July 2026 with an option to extend through July 2027, including design reviews, simulations, and reporting.
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

All revenue during the three months ended March 31, 2026 and 2025 was recognized over time. The portion of our revenues from significant customers is summarized as follows and is attributable to the U.S.:

	Three Months Ended March 31,
	2026	2025
Customer A	100%	46%
Customer B	—	54
	100%	100%
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

Note 4. Investments
The amortized cost, unrealized gains and losses, fair value and maturities of our held-to-maturity investments at March 31, 2026 and December 31, 2025 are summarized as follows:

		Fair Value Measurements at March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$4,914	$—	$(5)	$4,909
Corporate bonds and notes	114,152	222	(137)	114,237
	$119,066	$222	$(142)	$119,146

		Fair Value Measurements at December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$4,868	$1	$—	$4,869
U.S. government agency bonds	3,000	—	—	3,000
State and municipal bonds	1,000	—	—	1,000
Corporate bonds and notes	120,553	492	(17)	121,028
	$129,421	$493	$(17)	$129,897

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$52,208	$52,234	$69,427	$69,586
Due after one year through five years	66,858	66,912	59,994	60,311
	$119,066	$119,146	$129,421	$129,897
Note 5. Fair Value Measurements
The fair value measurements of our financial assets at March 31, 2026 and December 31, 2025 are summarized as follows:

	Fair Value Measurements at March 31, 2026
	Level I	Level II	Level III	Total
Cash and cash equivalents	$20,262	$—	$—	$20,262
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	4,909	—	4,909
Corporate bonds and notes	—	114,237	—	114,237
	$20,927	$119,146	$—	$140,073

	Fair Value Measurements at December 31, 2025
	Level I	Level II	Level III	Total
Cash and cash equivalents	$22,938	$—	$—	$22,938
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	4,869	—	4,869
U.S. government agency bonds	—	3,000	—	3,000
State and municipal bonds	—	1,000	—	1,000
Corporate bonds and notes	—	121,028	—	121,028
	$23,603	$129,897	$—	$153,500
Note 6. Leases
In February 2025, the Company executed a sublease for a portion of its corporate office through April 2027. Sublease operating income which is included as reductions to R&D and selling, general and administrative expense in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 was $0.1 million and $0.1 million, respectively.
Note 7. Property and Equipment, Net
Property and equipment, net at March 31, 2026 and December 31, 2025 is summarized as follows:

	March 31, 2026	December 31, 2025
Production machinery and equipment	$46,948	$46,905
Vehicles	379	379
Leasehold improvements	5,599	5,551
Office furniture and fixtures	300	287
Computers and related equipment	2,311	2,273
	55,537	55,395
Less: accumulated depreciation	(17,043)	(14,934)
Total property and equipment, net	$38,494	$40,461
Note 8. Share-Based Compensation
During the three months ended March 31, 2026 and 2025, the Company granted 4.0 million and 4.3 million restricted stock units, respectively, which will vest over a period of one to three years, inclusive of the units described below with underlying closing stock price thresholds. During the three months ended March 31, 2026 and 2025, 0.6 million and 0.1 million restricted stock units, respectively, were forfeited. Share-based compensation expense for the three months ended March 31, 2026 and 2025 was $1.5 million and $1.3 million, respectively.
The Company granted 2.3 million restricted stock units in the three months ended March 31, 2026 that are subject to vest between February 11, 2026 and December 31, 2028 contingent upon achieving underlying closing stock price thresholds. Through March 31, 2026, there was no achievement of underlying closing stock price thresholds on these awards. These awards were valued at $1.57 per unit using a Monte Carlo simulation including a blend of historical and implied share volatility of 105% and a risk-free rate of 3.48%.

Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities at March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026	December 31, 2025
Accrued professional services and other	$1,566	$1,342
Accrued compensation and related benefits	2,178	2,028
Other accrued liabilities	625	625
	$4,369	$3,995
Note 10. Commitments and Contingencies
Economic Incentive Agreement
During the quarter ended March 31, 2024, in connection with our operations in Cedar Park, Texas, the Company entered into an agreement with the Cedar Park Economic Development Corporation (“EDC”) that superseded prior agreements, whereby the Company would receive cash grants up to $1.1 million from the EDC at various measurement dates during the term of the agreement contingent upon the Company fulfilling and maintaining certain occupancy, investment, and employment requirements. The requirements must be met on or before specific measurement dates and maintained throughout the term of the agreement, which expires effective December 31, 2029. The Company has received payments to date of $0.4 million which are refundable as applicable performance requirements were not met and are included within accrued expenses and other current liabilities at March 31, 2026. Under the agreement, the EDC has the right to file a security interest to all assets of the Company.
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
Note 11. Net Loss Per Share
The computation of basic and diluted net loss per share for the three months ended March 31, 2026 and 2025 is summarized as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(11,737)	$(17,254)

Denominator:
Weighted average shares outstanding, basic and diluted	177,668,678	174,344,218

Net loss per share, basic and diluted	$(0.07)	$(0.10)
Potential common shares excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the three months ended March 31, 2026 and 2025 are summarized as follows:

	Three Months Ended March 31,
	2026	2025
Unexercised stock options	171,850	187,529
Unvested restricted stock units	10,134,667	8,902,734
	10,306,517	9,090,263

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References to the “Company,” “Hyliion,” “we,” “our,” or “us” in this report refer to Hyliion Holdings Corp. and its wholly-owned subsidiary Hyliion Inc., unless expressly indicated or the context otherwise requires. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report and our audited consolidated financial statements and related notes thereto in our 2025 Annual Report.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, contained in this Form 10-Q are forward-looking statements, including, but not limited to, statements regarding our strategy, prospects, plans, objectives, future operations, future revenue and earnings, projected margins and expenses, markets for our services, potential acquisitions or strategic alliances, financial position, and liquidity and anticipated cash needs and availability. The words “anticipates,” “believes,” “targets,” “should,” “contemplates,” “estimates,” “expects,” “intends,” “may,” “could,” “plans,” “projects,” “will,” “would,” “potential,” “remains,” “continues,” “likely,” or variations of such words and similar expressions or the negatives thereof are intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements represent our management’s expectations as of the date of this filing and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that results and events could differ materially and adversely from those contained in the forward-looking statements due to a number of risks and uncertainties including, but not limited to, those described in the section entitled “Risk Factors” included in our 2025 Annual Report on Form 10-K, this Form 10-Q, and in other documents we file from time to time with the U.S. Securities and Exchange Commission (the “Commission” or the “SEC”) that disclose risks and uncertainties that may affect our business. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Commission. Furthermore, such forward-looking statements speak only as of the date of this Form 10-Q. Except as required by law, we do not undertake, and expressly disclaim any duty, to publicly update or revise these statements, whether as a result of new information, new developments, or otherwise and even if experience or future changes make it clear that any projected results expressed in this Form 10-Q or future quarterly reports, press releases or company statements will not be realized. Unless specifically indicated otherwise, the forward-looking statements in this Form 10-Q do not reflect the potential impact of any investments, divestitures, mergers, acquisitions or other business combinations that have not been completed as of the date of this filing. In addition, the inclusion of any statement in this Form 10-Q does not constitute an admission by us that the events or circumstances described in such statement are material. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled “Risk Factors” included in our 2025 Annual Report on Form 10-K and in this Form 10-Q. These and other factors could cause our results to differ materially from those expressed in this Form 10-Q.
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
KARNO Power Modules
The KARNO technology emerged out of General Electric’s long-running R&D investments in aerospace and metal additive manufacturing across multiple industries and in areas such as generator thermal and performance design. Originally envisioned as a range-extending power source for our Hypertruck powertrain system, we now intend to commercialize the KARNO Power Module as a standalone product targeting power generation, defense, and e-mobility markets, as well as related R&D services that we have undertaken pursuant to contracts with the United States government. We believe that the unique capabilities of the KARNO Power Module will make it competitive in the market for distributed power systems, competing favorably against conventional generating systems and new alternative power systems such as fuel cells and other linear generators. The KARNO Power Module and KARNO Core technology, including the technology that we acquired from General Electric, and the technology developed by Hyliion subsequent to the acquisition, is protected by numerous patents and trademarks which we believe provide us with extensive and lasting protection for our intellectual property.
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
The KARNO Power Module derives advantages from its expected capability to operate across a diverse spectrum of over 20 available fuel sources and fuel blends. These include natural gas, propane, gasoline, jet fuel, and alternative fuels like biodiesel, hydrogen and ammonia. Moreover, the KARNO Power Module can seamlessly transition between these fuels or fuel blends. This versatility enables a single KARNO Power Module to adapt to different use cases. For example, the KARNO Power Module may operate on natural gas for prime power generation when a pipeline connection is available, on waste gas near a landfill or dairy farm, and switch to locally stored diesel fuel for continuous generation if its primary fuel supply is interrupted. Furthermore, we expect that as hydrogen becomes more widely available, the KARNO Power Module will be able to adapt to this cleaner fuel. As the energy landscape evolves, we believe that the KARNO Power Module’s fuel-agnostic nature positions it as a flexible solution to electricity generation needs, enhancing energy security.
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
•Fuel Agnostic: While many traditional generators operate on a single fuel source or require system modification to achieve fuel flexibility, the KARNO Power Module is designed to be fuel-agnostic and can switch between fuel choices during operation with few or no modifications.
•Low Noise and Vibration: Unlike conventional generators, the KARNO Power Module operates without internal combustion, resulting in a significantly lower noise level of approximately 67 decibels at six feet.
•Higher Power Density: The unique architecture and features of the KARNO Power Module that are enabled by advances in additive manufacturing are expected to enable the KARNO Power Module to achieve a high power density relative to competing power generation technologies.
•Modularity: The DC output of the KARNO Power Module allows multiple KARNO Power Modules to be connected on a single bus to achieve higher power outputs without impacting other performance characteristics.
Market Opportunity
As economies and industries evolve, the demand for electricity is accelerating, driven by the electrification of society, urbanization, increasing industrial output and technological growth. Electricity powers factories, drives the digital revolution, supports healthcare, education, and financial services, and serves as the foundation of economic productivity. Additional drivers include the projected widespread growth of artificial intelligence, automation, expanding data centers and the electrification of transportation. However, as global energy demand rises, traditional centralized power generation and distribution models face mounting challenges.
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
Beyond the 200 kW variant, Hyliion is advancing the development of a larger Multi-MW (2 MW+) KARNO system, which integrates multiple 200 kW KARNO Core units operating in tandem in a compact containerized footprint. The Multi-MW KARNO (2 MW+) system will target key market segments such as data centers and industrial prime power applications. We are also developing a modular 800 kW system consisting of four KARNO Core units that is planned to be delivered to the U.S. Navy in 2026 as part of our project with ONR. We believe that this modular and scalable approach enables seamless power expansion while maintaining high efficiency and reliability. By utilizing multiple 200 kW generating blocks, the system offers built-in redundancy and the flexibility for customers to customize capacity to match their power needs.
Hyliion also plans to expand the KARNO product line over time with both larger and smaller capacity versions, adjusting power levels by varying the number of generator shafts and component sizes. Initially, the KARNO Power Module will target power applications ranging from 200 kW to the low megawatt range, addressing a broad spectrum of distributed generation needs. With its ability to deliver reliable, fuel-flexible, and highly efficient power, the KARNO Power Module is uniquely positioned to serve a variety of key market segments, including:
•Data Centers: As cloud computing, artificial intelligence, machine learning, and edge computing continue to expand, data centers are projected to grow rapidly, consuming an increasing share of global energy demand. Onsite generation is an emerging solution to power new data center installations. Hyliion’s Multi-MW (2MW+) KARNO system is being designed to address the needs of data center developers by providing a scalable, fuel-flexible onsite power solution with best-in-class power density and versatility. Capable of operating on more than 20 different fuels, the KARNO Power Module enables data center developers to minimize onsite generation infrastructure. Its ability to easily transition between pipeline-supplied fuels, such as hydrogen or natural gas, and onsite stored fuels, like methanol or diesel, eliminates the need for separate backup generation systems, reducing capital and operational costs. As datacenter rack power densities rise to support increased AI workloads, Hyliion’s KARNO Power Module’s native 800V DC architecture simplifies power system design and enhances site resiliency.
•Commercial & Industrial: As electricity demand increases and grid infrastructure struggles, microgrids and onsite prime power solutions are becoming essential for industries facing high consumption charges, peak demand pricing, and grid reliability concerns. Businesses, industrial sites, and remote facilities increasingly seek localized power generation to mitigate rising energy costs, monetize assets, and improve operational resilience. With relatively high efficiency, fuel adaptability and low maintenance needs, KARNO Power Modules provide a cost-effective alternative to grid electricity, allowing businesses to optimize energy costs while ensuring uninterrupted operations. Its ability to integrate with energy storage and renewable sources is expected to enable installation of effective hybrid energy solutions. Additionally, the KARNO Power Module’s cogeneration capabilities may allow industries to utilize both electricity and thermal energy, improving overall system efficiency and recovering usable waste heat.
•Defense: Defense organizations around the world are pursuing advanced energy solutions to support modern, rapidly evolving, distributed operations across land, sea, air, and autonomous platforms. Hyliion’s fuel-agnostic KARNO platform is engineered to meet these changing mission profiles with a combination of versatility, efficiency, and durability. Designed to operate on over 20 fuels, including JP-8 and its variants, diesel, ammonia, and hydrogen, the KARNO system enhances logistical adaptability across diverse applications. Its low acoustic and thermal signatures support stealth and operational security, while its high fuel efficiency enables longer runtimes and reduced refueling needs. Built with minimal moving parts and robust architecture, the KARNO technology delivers extended maintenance intervals and high system uptime under challenging conditions. Whether deployed in forward operating bases, shipboard power systems, microgrids, or unmanned autonomous platforms, we expect that the scalable KARNO Power Module can deliver reliable, next-generation power for the strategic and tactical demands of global defense operations.
•Vehicle Charging: The adoption of electric vehicles (“EVs”) is placing increasing strain on grid capacity, a challenge expected to grow with the introduction of commercial EVs, including buses, delivery vans, and heavy-duty trucks. These vehicles require substantial power for charging, intensifying grid demands. While Direct Current (“DC”) fast charging technology and infrastructure are evolving to meet this need, many commercial operators cite limited grid capacity and high electricity costs as barriers to scaling their EV fleets. We believe the KARNO Power Module offers an advantaged solution for commercial EV charging. Its native DC output integrates with DC fast charging infrastructure, eliminating power losses associated with conversion. Additionally, the KARNO Power Module’s compact footprint and quiet operation will make it suitable for deployment in space-constrained locations, such as urban charging hubs, fleet depots, and remote charging stations where grid access is limited or expensive. When paired with onsite energy storage systems and renewable energy sources like solar or wind, KARNO Power Modules can enable resilient and sustainable microgrids for EV charging.
•Biogas (Landfill, Wastewater & Digester Gas): Biogas sourced from landfills, wastewater treatment plants, and dairy digesters represents a growing market as industries and municipalities seek to convert methane-rich waste gases into electricity and prevent methane, a potent greenhouse gas, from escaping into the environment or being flared. Current power generation technologies often struggle to process biogas due to contaminants such as hydrogen sulfide and siloxanes, as well as moisture and fluctuating gas compositions, necessitating preconditioning and purification before the fuel can be utilized. We believe the KARNO Power Module’s advanced architecture and corrosion-resistant materials enable it to operate with minimal gas preconditioning, making it a cost-effective, high-performance solution for converting waste gas into reliable power.
•Oil & Gas and Syngas: The oil and gas industry is electrifying due to growing power needs across drilling, production, refining, and transportation operations. However, wellhead and flare gas, byproducts of oil and gas extraction, are often wasted due to insufficient pipeline capacity or poor gas quality, leading to lost energy and increased emissions. The KARNO Power Module enables conversion of waste gas into usable electricity with minimal pre-treatment, enabling onsite power generation and grid integration. We believe the KARNO Power Module’s fuel flexibility, use of corrosion-resistant materials, and ability to handle variable fuel quality make it a suitable technology of choice for oilfield electrification while significantly reducing emissions. Additionally, the KARNO Power Module’s fuel-agnostic capability allows it to generate clean electricity from hydrogen-rich syngas, a valuable byproduct of gasification or industrial processes.
•Mobility: The KARNO Power Module is designed to be particularly suitable for applications that require a source of electric power in mobile applications such as electric vehicles, railroad locomotives, remote power generation and marine vessels. Compared to conventional power sources, the KARNO Power Module is expected to offer higher efficiency, lower emissions, quieter operation, reduced maintenance needs and the flexibility to operate on a wider range of fuel sources. Additionally, the KARNO Power Module’s high power density, modularity and native DC power output offer an added advantage where space constraints and integration are considerations.
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
•development of the KARNO Core and KARNO Power Module including testing and validation;
•integration of the KARNO Core and KARNO Power Module technology into various applications;
•accelerated lifetime testing to improve reliability, maintainability and system-level robustness;
•development of battery systems that can be used as a starter power source for the KARNO Power Module or as a load buffer solution;
•data analytics; and
•alternative products for existing and in-development components and technology.
Since acquiring the KARNO technology from GE in September 2022, Hyliion has made significant R&D investments to support a commercial launch of the 200 kW KARNO Power Module. Early efforts focused on the development of a 125 kW KARNO Core, which was successfully operated in our Ohio facility and utilized for extensive testing and further advancements. Through this system, we validated the ability of the KARNO Core’s fuel oxidation system to operate on a wide range of fuel sources, including natural gas, hydrogen, gas mixtures, and untreated landfill and Permian Basin well gas. Additionally, testing of the oxidation system demonstrated very low levels of pollutant emissions in the exhaust stream. The 125 kW KARNO Core also served as a platform for developing and validating key components that are now incorporated into the higher-power 200 kW KARNO Power Module slated for market launch. These advancements include improved helium gas bearings for greater durability, a magnetic encoder for precise shaft position detection and optimized printed components to increase KARNO Core power, efficiency and manufacturing speed. The 200 kW KARNO Core also incorporates a larger Hyliion-designed linear electric motor. Recent R&D activities included developing production processes for this new motor as well as testing and validation of system design parameters.
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
In 2025, we delivered two early adopter customer units to the U.S. Navy as well as two additional KARNO Power Modules that we are using for internal testing and Underwriters Laboratories (“UL”) certification. The two units are undergoing testing under our R&D contract with ONR and are performing in accordance with expectations mechanically while we enhance the ability of the units to operate on diesel fuel. We believe that initial KARNO Power Module deployments, along with our ongoing testing and development efforts, will validate critical design specifications, including projected operating life, maintenance requirements and durability.
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
The regenerator has since been redesigned to increase heat storage and transfer capability. Testing of the updated design demonstrates significant performance improvement compared with the earlier configuration. While the improved thermal characteristics enhanced overall performance, testing also identified other areas where heat losses within the system were adversely affecting results. Design modifications have been implemented to increase the insulative properties of other system components with improved performance observed during subsequent testing. Further design modifications to the regenerator and other components are now under way to enable even greater conversion of heat losses into higher power output and improved efficiency. Furthermore, new post-processing techniques have been implemented and verified to effectively remove residual powder from regenerators after printing.
In mid-2025, we insourced linear electric motor production following earlier unsuccessful efforts to outsource this work to a contract manufacturer. This transition is accelerating the ramp-up in motor production capacity and enabling greater control over manufacturing quality.
In the first quarter of 2026, R&D activities included continued testing and validation of KARNO Power Module operation and software controls, UL certification testing, and ongoing assembly of early customer deployment units. Other ongoing development activities include modifications designed to increase the generator’s power output and efficiency toward design specifications, additive printer commissioning and speed enhancements, development of controls to enable multi KARNO Power Module operation, and development of manufacturing processes to support 200 kW KARNO Power Module commercialization.
Research and Development Services
We provide R&D services to third parties, including the ONR. In September 2024, Hyliion was awarded a cost-plus-fixed-fee contract of up to $16.0 million by the ONR to assess the suitability of the KARNO Power Module for Navy vessels and stationary power applications. The contract aligns with ONR’s objective of leveraging advanced technology to reduce its carbon footprint while enhancing operating capabilities. Upon successful validation and demonstration, the KARNO Power Module could be used as an electric power system in future platforms and for stationary power needs. In 2025, we delivered two KARNO Cores under this contract which we have been testing at our R&D facility in Cincinnati. In 2026, we expect to deliver additional KARNO Cores, including a four-core 800 kW KARNO Power Module system, and 200 kW KARNO Power Modules. We will also expand testing to include long duration operation, diesel fuel integration, simulation of ship motion and the ability of the system to operate in extreme temperature environments.
We will continue to provide R&D services to third parties under existing contracts and anticipate entering into additional R&D agreements in 2026 with ONR and other government customers. Customers engage Hyliion to explore and validate the KARNO Power Module’s capabilities tailored to their specific requirements. Key areas of interest include testing its low-emissions flameless oxidation system and evaluating applications that leverage the KARNO Power Module’s high power output, compact configuration and versatility, including the ability to easily transition between fuels. R&D services may also involve testing the KARNO Power Module under various operating conditions, including harsh environments, and in mobile applications to assess its performance. Certain customers seek to measure and validate the KARNO Power Module’s low emissions profile and test different power configurations to ensure the technology aligns with their operational and environmental needs.
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including but not limited to economic uncertainties, supply chain disruptions, inflation, high interest rates, and other risks discussed below and referenced in Part II, Item 1A “Risk Factors.”
Commercialization of KARNO Power Module
Our focus is on continuing development and testing of our fuel-agnostic KARNO Power Module and the deployment of initial units with customers. We are targeting commercialization by year end, subject to the timing of development and deployments. We anticipate that a substantial portion of our capital resources and efforts in the near future will be focused on these activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to the pace of completing initial KARNO Power Module testing and validation, the timing of KARNO Power Module commercialization, the pace at which we invest in KARNO Core additive printing capacity, our plans for manufacturing KARNO Power Module components (whether in-house or through outsourcing to third parties), the range of product offerings we plan to bring to market and external market factors beyond our control.

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
Exit and Termination Costs
Exit and termination costs consist primarily of recoveries from resale of assets.
Other Income
Other income currently consists primarily of interest income earned on our investments.

Results of Operations
Comparison of Three Months Ended March 31, 2026 to Three Months Ended March 31, 2025
Our results of operations for the three months ended March 31, 2026 (the “current quarter”) and 2025 on a consolidated basis are summarized as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Revenues
Research and development services	$2,832	$489	$2,343	479.1%
Total revenues	2,832	489	2,343	479.1%
Cost of revenues
Research and development services	2,622	477	2,145	449.7%
Total cost of revenues	2,622	477	2,145	449.7%
Gross profit	210	12	198	1,650.0%
Operating expenses
Research and development	7,670	12,230	(4,560)	(37.3)%
Selling, general and administrative expenses	6,181	6,081	100	1.6%
Exit and termination (benefits) costs	(414)	1,423	(1,837)	N/A
Total operating expenses	13,437	19,734	(6,297)	(31.9)%
Loss from operations	(13,227)	(19,722)	6,495	(32.9)%
Interest income	1,490	2,468	(978)	(39.6)%
Net loss	$(11,737)	$(17,254)	$5,517	(32.0)%

Net loss per share, basic and diluted	$(0.07)	$(0.10)	$0.03	(30.0)%

Weighted-average shares outstanding, basic and diluted	177,668,678	174,344,218	3,324	1.9%
Revenue and Cost of Revenues
Revenue for R&D services increased $2.3 million and associated cost of revenues increased $2.1 million due to the timing of performance of the R&D services. The remaining amounts of revenue that we may recognize under these contracts was up to $11.2 million as of March 31, 2026, which is expected to primarily be recognized in 2026. These contracts can be cancelled by the United States government at any time for, among other reasons, convenience.
Research and Development
R&D expenses decreased $4.6 million due to significant efforts toward performance of our contracts with the ONR, including the production of capitalized inventory that may either be utilized for future revenue generation under these contracts or for R&D activities.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses were relatively flat with an increase of $0.2 million attributable to personnel expense, offset by other smaller changes.
Exit and Termination Costs
Exit and termination costs decreased by $1.8 million as a result of the adoption of the Plan and items discussed in Note 2, “Disposals” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, including recoveries from assets sold.
Interest Income
Interest income decreased $1.0 million primarily due to the decline in our investment balance.

Liquidity and Capital Resources
At March 31, 2026, our total current assets were $81.4 million, consisting primarily of cash and cash equivalents of $20.3 million, short-term investments of $52.2 million and prepaid expenses of $4.0 million. Our total current liabilities were $8.1 million and were primarily comprised of accounts payable, accrued expenses and operating lease liabilities. We also had $66.9 million of investments in longer-term liquid securities which we maintain to generate higher income on capital that we do not expect to spend in the next 12 months.
We believe the credit quality and liquidity of our investment portfolio at March 31, 2026 is strong and will provide sufficient liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply and demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity whereby no investment security may have a final maturity of more than 36 months from the date of acquisition or a weighted average maturity exceeding 18 months. Eligible investments under the Company’s investment policy bearing a minimum credit rating of A1, A-1, F1 or higher for short-term investments and A2, A, or higher for longer-term investments include money market funds, commercial paper, certificates of deposit and municipal securities. Additionally, all of our debt securities are classified as held-to-maturity as we have the intent and ability to hold these investment securities to maturity, which minimizes any realized losses that we would recognize prior to maturity. However, even with this approach we may incur investment losses as a result of unusual or unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.
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
The amount and timing of our future funding requirements will depend on many factors, including the scope and results of our R&D efforts, the breadth of product offerings we plan to commercialize, the growth of sales, working capital needs, and our long-term manufacturing plan for the KARNO Power Module including the pace of investments in additive manufacturing assets, methods of financing these investments, as well as factors that are outside of our control. We regularly evaluate our funding needs and sources of capital and may seek external funding in the appropriate circumstances. While we expect that we have sufficient capital to commercialize the KARNO Power Module, we do anticipate that, at some time, we will seek additional sources of capital to accelerate investments in assets needed for growth following commercialization, primarily additive printing machines and related assets. With our current cash and investments, we believe we are well positioned to be deliberate and opportunistic in determining the timing and structure of a capital raise.
During the periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.

Cash Flows
Net cash, cash equivalents and restricted cash provided by or used in operating activities, investing activities and financing activities for the three months ended March 31, 2026 and 2025 is summarized as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash from operating activities	$(12,726)	$(14,004)
Cash from investing activities	10,050	17,553
Cash from financing activities	—	(444)
	$(2,676)	$3,105
Cash from Operating Activities
For the three months ended March 31, 2026, cash flows used in operating activities were $12.7 million. Cash used primarily related to a net loss of $11.7 million, adjusted for a $4.4 million change in working capital accounts and $3.4 million in non-cash expenses (including $1.5 million related to share-based compensation, $2.1 million related to depreciation and amortization, $0.9 million related to prepaid expenses and other current assets, partially offset by $2.5 million related to accounts receivable and $1.9 million related to inventory).
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
Cash from Investing Activities
For the three months ended March 31, 2026, cash flows provided by investing activities were $10.1 million. Cash provided related to the sale or maturity of investments of $25.5 million and the proceeds from sale of assets of $1.6 million, offset by the purchase of investments of $15.2 million and acquired property and equipment of $1.9 million.
For the three months ended March 31, 2025, cash flows provided by investing activities were $17.6 million. Cash provided related to the sale or maturity of investments of $24.6 million and the proceeds from sale of assets of $0.2 million, offset by acquired property and equipment of $7.3 million.
Cash from Financing Activities
For the three months ended March 31, 2026, cash flows used in financing activities were nil.
For the three months ended March 31, 2025, cash flows used in financing activities were $0.4 million, primarily due to taxes paid related to the net share settlement of equity awards.
Critical Accounting Policies and Estimates
In preparing our condensed consolidated financial statements, we applied the same critical accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, supplemented by those described below, that affect judgments and estimates of amounts recorded for certain assets, liabilities, revenues and expenses.
Inventories
As of March 31, 2026, we have not yet commercialized the KARNO Power Module. Unless such components are capitalizable, costs incurred for components acquired prior to our determination of reaching a commercial stage are expensed as R&D costs, resulting in zero cost basis for those components. As a result, moving-average prices for inventory that is capitalized in future periods may be significantly affected by those zero cost items.
When inventory may be utilized in performance of our contracts with the ONR, we capitalize that inventory including certain allocations of overhead, labor, and other direct costs and classify it as work-in-process inventory. When this inventory is designated to and utilized in an activity, we record either an R&D or a cost of sale charge in the period in which the utilization occurs.
All inventory at March 31, 2026 is classified as work-in-process. Inventory is valued using the specific identification cost method and is stated at the lower of cost or net realizable value. We review our inventory to determine whether its carrying value exceeds the net amount realizable we expect to receive upon the ultimate sale of the inventory.
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
The Company granted 2.3 million restricted stock units in the three months ended March 31, 2026 that are subject to vest between February 11, 2026 and December 31, 2028 contingent upon achieving underlying closing stock price thresholds. Through March 31, 2026, there was no achievement of underlying closing stock price thresholds on these awards. These awards were valued at $1.57 per unit using a Monte Carlo simulation including a blend of historical and implied share volatility of 105% and a risk-free rate of 3.48%.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our Principal Executive Officer and Principal Financial Officer) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Principal Executive Officer and Principal Financial Officer have concluded that, at March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time in the ordinary course of business, the Company may be named as a defendant in legal proceedings related to various issues, including workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our 2025 Annual Report. There have been no material changes to our Risk Factors as therein previously reported.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
The following table provides information regarding repurchases of our Common Stock during the quarter ended March 31, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 - 31, 2026	—	$—	10,610,070	$6,144,349
February 1 - 28, 2026	—	$—	10,610,070	$6,144,349
March 1 - 31, 2026	—	$—	10,610,070	$6,144,349
Total	—		10,610,070
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

Date: May 12, 2026	HYLIION HOLDINGS CORP.

/s/ Thomas Healy
	Name:	Thomas Healy
	Title:	Chief Executive Officer (Principal Executive Officer)

/s/ Jon Panzer
	Name:	Jon Panzer
	Title:	Chief Financial Officer (Principal Financial Officer)