Form 10-Q
period 2026-06-30
Hyliion Holdings Corp.
filed 2026-08-11
CIK 1759631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
As of August 3, 2026, 178,597,218 shares of common stock, par value $0.0001 per share, were outstanding.

HYLIION HOLDINGS CORP.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HYLIION HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$13,166	$22,938
Accounts receivable, net	2,673	489
Inventory	1,162	—
Prepaid expenses and other current assets	3,621	4,597
Short-term investments	51,011	69,427
Assets held for sale	—	1,181
Total current assets	71,633	98,632

Property and equipment, net	36,317	40,461
Operating lease right-of-use assets	2,444	3,468
Other assets	987	1,004
Long-term investments	68,208	59,994
Total assets	$179,589	$203,559

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,490	$3,142
Current portion of operating lease liabilities	2,469	2,726
Accrued expenses and other current liabilities	5,473	3,995
Total current liabilities	9,432	9,863

Operating lease liabilities, net of current portion	577	1,646
Other liabilities	41	41
Total liabilities	10,050	11,550

Commitments and contingencies (Note 10)

Stockholders’ equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 189,207,288 and 187,878,790 shares issued at June 30, 2026 and December 31, 2025, respectively; 178,597,218 and 177,268,720 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	19	19
Additional paid-in capital	416,317	413,122
Treasury stock, at cost	(14,132)	(14,132)
Accumulated deficit	(232,665)	(207,000)
Total stockholders’ equity	169,539	192,009
Total liabilities and stockholders’ equity	$179,589	$203,559
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Research and development services	$4,944	$1,515	$7,776	$2,004
Total revenues	4,944	1,515	7,776	2,004
Cost of revenues
Research and development services	4,578	1,384	7,200	1,861
Total cost of revenues	4,578	1,384	7,200	1,861
Gross profit	366	131	576	143
Operating expenses
Research and development	9,495	10,137	17,165	22,367
Selling, general and administrative	6,427	5,963	12,608	12,044
Exit and termination (benefits) costs	(258)	(346)	(672)	1,077
Total operating expenses	15,664	15,754	29,101	35,488
Loss from operations	(15,298)	(15,623)	(28,525)	(35,345)
Interest income	1,370	2,209	2,860	4,677
Net loss	$(13,928)	$(13,414)	$(25,665)	$(30,668)

Net loss per share, basic and diluted	$(0.08)	$(0.08)	$(0.14)	$(0.18)

Weighted-average shares outstanding, basic and diluted	178,441,616	175,308,965	178,057,282	174,829,257
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share data)

	Six Months Ended June 30, 2026
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	187,878,790	$19	(10,610,070)	$(14,132)	$413,122	$(207,000)	$192,009
Exercise of common stock options and vesting of restricted stock units, net	1,048,434	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,452	—	1,452
Net loss	—	—	—	—	—	(11,737)	(11,737)
Balance at March 31, 2026	188,927,224	$19	(10,610,070)	$(14,132)	$414,574	$(218,737)	$181,724
Exercise of common stock options and vesting of restricted stock units, net	280,064	—	—	—	1	—	1
Share-based compensation	—	—	—	—	1,742	—	1,742
Net loss	—	—	—	—	—	(13,928)	(13,928)
Balance at June 30, 2026	189,207,288	$19	(10,610,070)	$(14,132)	$416,317	$(232,665)	$169,539

	Six Months Ended June 30, 2025
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	184,428,472	$18	(10,610,070)	$(14,132)	$408,315	$(149,812)	$244,389
Exercise of common stock options and vesting of restricted stock units, net	1,414,392	1	—	—	(444)	—	(443)
Share-based compensation	—	—	—	—	1,295	—	1,295
Net loss	—	—	—	—	—	(17,254)	(17,254)
Balance at March 31, 2025	185,842,864	$19	(10,610,070)	$(14,132)	$409,166	$(167,066)	$227,987
Exercise of common stock options and vesting of restricted stock units, net	203,342	—	—	—	(89)	—	(89)
Share-based compensation	—	—	—	—	1,386	—	1,386
Net loss	—	—	—	—	—	(13,414)	(13,414)
Balance at June 30, 2025	186,046,206	$19	(10,610,070)	$(14,132)	$410,463	$(180,480)	$215,870
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(25,665)	$(30,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,225	2,428
Amortization and accretion of investments, net	(419)	(992)
Noncash lease expense	1,024	992
Gain on disposal of assets, including assets held for sale	(472)	(585)
Share-based compensation	3,194	2,681
Carrying value adjustment to assets held for sale	—	1,590
Changes in operating assets and liabilities:
Accounts receivable	(2,184)	764
Inventory	(1,162)	—
Prepaid expenses and other assets	1,338	1,920
Accounts payable	153	1,015
Accrued expenses and other liabilities	1,478	(1,962)
Operating lease liabilities	(1,326)	(1,182)
Net cash used in operating activities	(19,816)	(23,999)

Cash flows from investing activities
Purchase of property and equipment	(2,086)	(11,575)
Proceeds from sale of property and equipment	1,853	800
Receipt of security deposit	—	41
Purchase of investments	(34,727)	(18,397)
Proceeds from sale and maturity of investments	45,003	60,026
Net cash provided by investing activities	10,043	30,895

Cash flows from financing activities
Proceeds from exercise of common stock options	1	—
Taxes paid related to net share settlement of equity awards	—	(532)
Net cash provided by (used in) financing activities	1	(532)

Net (decrease) increase in cash and cash equivalents and restricted cash	(9,772)	6,364
Cash and cash equivalents and restricted cash, beginning of period	23,603	9,892
Cash and cash equivalents and restricted cash, end of period	$13,831	$16,256

Supplemental disclosure of noncash investing and financing activities:
Acquisitions of property and equipment included in accounts payable and accrued expenses and other current liabilities	$56	$447
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except as separately indicated)

Note 1. Overview
Hyliion Holdings Corp. is a Delaware corporation headquartered in Cedar Park, Texas, that designs and develops the KARNOTM Power Module for stationary and mobile applications and provides research and development (“R&D”) services. References to the “Company,” “Hyliion,” “we,” “our,” or “us” in this report refer to Hyliion Holdings Corp. and its wholly owned subsidiary, unless expressly indicated or the context otherwise requires.
The KARNO Power Module is a complete, fully integrated, enclosed, fuel agnostic power generating solution, including balance of plant systems such as cooling, controls, fuel, and air handling, that generates electricity on command in stationary power generation applications powered by KARNO Cores. The KARNO Core is a heat-powered generator that uses linear motors in a four-shaft system to generate electricity. Heat is generated through the flameless oxidation of fuels while achieving near zero emissions without aftertreatment systems.
Note 2. Disposals
In November 2023, the Company initiated the wind-down of its powertrain business (the “Plan”), the majority of which activities were completed in 2025. See Note 2 to the consolidated financial statements in our 2025 Annual Report for additional information. The Company has not accounted for the impacts of the Plan as a discontinued operation as the underlying intellectual property has not been abandoned or sold. The Company recognized net (benefits) costs related to the Plan, consisting primarily of recoveries from sales of assets, of $(0.3) million and $(0.3) million during the three months ended June 30, 2026 and 2025, respectively, and $(0.7) million and $1.1 million during the six months ended June 30, 2026 and 2025, respectively, which are included in exit and termination (benefits) costs in the condensed consolidated statements of operations. Remaining accrued liabilities associated with the Plan were immaterial at June 30, 2026.
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
These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is an early-stage growth company and has generated negative cash flows from operating activities since inception. At June 30, 2026, the Company had total equity of $169.5 million, inclusive of cash and cash equivalents of $13.2 million and total investments of $119.2 million. Based on this, the Company has sufficient funds to continue to execute its business strategy for the next twelve months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q.
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

Segment Information
ASC 280, Segment Reporting, defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company operates as a single operating segment from which all revenue and net income (loss) are derived and for which all assets are attributed. The Company's CODM is the chief executive officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM assesses performance for the single operating segment and decides how to allocate resources based on consolidated net income (loss), which is reported on the condensed consolidated statements of operations, and does not segment the business for internal reporting or decision making. The CODM uses net income (loss), including the significant expense categories presented below, in the annual budgeting and forecasting process and monitors actual results against the budget and forecast on a quarterly basis. The CODM considers budget-to-actual variances in net income (loss) when making decisions about the allocation of operating and capital resources, including the level of investment in research and development activities related to the KARNO Power Module, spending on commercialization efforts, and resources devoted to performance under the Company's government contracts. The CODM also uses net income (loss) to monitor the Company's operating cash requirements and to evaluate the sufficiency of the Company's liquidity to fund planned operations.
The significant expense categories and amounts that are regularly provided to the CODM and included in the reported measure of segment loss for the three and six months ended June 30, 2026 and 2025 are summarized as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues	$4.9	$1.5	$7.8	$2.0
Total cost of revenues	4.6	1.4	7.2	1.9
Gross profit	0.4	0.1	0.6	0.1

Administrative and office	1.7	1.6	3.3	3.2
Depreciation and amortization	2.1	1.3	4.2	2.4
Facilities	1.3	1.5	2.5	2.9
Personnel	7.1	6.3	14.2	12.6
Product development, exclusive of other costs presented	2.0	3.4	2.2	9.7
Professional services	1.5	1.5	2.9	2.9
Exit and termination costs	(0.3)	(0.3)	(0.7)	1.1
Other operating expense	0.3	0.4	0.6	0.7
Total operating expenses	15.7	15.7	29.2	35.5
Other income, net	1.4	2.2	2.9	4.7
Net loss	$(13.9)	$(13.4)	$(25.7)	$(30.7)
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

Restricted Cash
The Company has provided its corporate headquarters lessor with a letter of credit for $0.7 million to secure the performance of the Company’s lease obligations, backed by a restricted cash deposit to pay any draws on the letter of credit by the lessor. Total cash and cash equivalents and restricted cash as presented in the condensed consolidated statements of cash flows is summarized as follows:

	June 30, 2026	December 31, 2025	June 30, 2025	December 31, 2024
Cash and cash equivalents	$13,166	$22,938	$15,591	$9,227
Restricted cash included in other assets	665	665	665	665
	$13,831	$23,603	$16,256	$9,892
Accounts Receivable, Net
Accounts receivable are stated at the invoiced amount, net of an allowance for credit losses. The Company estimates expected credit losses on its receivables and maintains an allowance at a level considered adequate to provide for those losses based on its evaluation of current conditions as of the balance sheet date, changes in the character and size of the receivable balance, historical loss experience, and other pertinent factors. At June 30, 2026 and December 31, 2025, accounts receivable included amounts receivable from a single customer of $2.5 million and $0.5 million, respectively. At June 30, 2026 and December 31, 2025, there was no allowance for credit losses on customer receivables.
The Company adopted ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, during the quarter ended March 31, 2026, applying the practical expedient under which the Company assumes that current conditions as of the balance sheet date do not change for the remaining life of its current accounts receivable in estimating expected credit losses. There was no material impact as a result of the adoption of this ASU.
Investments
The Company’s investments consist of corporate bonds, U.S. treasury and agency securities, state and local municipal bonds and commercial paper, all of which are classified as held-to-maturity, with a maturity date of 36 months or less at the time of purchase. The Company determines the appropriate classification of investments at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.
Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity, and any expected credit losses. Such amortization, along with interest, is included in interest income. The Company estimates expected credit losses for held-to-maturity investments by considering relevant available information and assessing the risk of loss over the assets’ contractual life. The Company’s portfolio of held-to-maturity investments is of a high credit quality with minimal expected credit losses. The Company uses the specific identification method to determine the cost basis of securities sold.
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
The Company believes its valuation methods are appropriate and consistent with other market participants. However, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
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
Inventory
As of June 30, 2026, we have not yet commercialized the KARNO Power Module. Unless such components are capitalizable, costs incurred for components acquired prior to our determination of reaching a commercial stage are expensed as R&D costs, resulting in zero cost basis for those components. As a result, certain components on hand have a zero cost basis, and inventory capitalized in future periods that incorporates these components will reflect carrying amounts, and related cost of revenue upon sale, that are lower than would result had those components been initially capitalized.
When inventory may be utilized in performance of our contracts with the United States Department of the Navy’s Office of Naval Research (“ONR”), we capitalize that inventory including certain allocations of overhead, labor, and other direct costs and classify it as work-in-process inventory. When this inventory is designated to and utilized in an activity, we record either an R&D or a cost of revenue charge in the period in which the utilization occurs.
All inventory recorded on the balance sheet at June 30, 2026 is classified as work-in-process. Inventory is valued using the specific identification cost method and is stated at the lower of cost or net realizable value. We review our inventory to determine whether its carrying value exceeds the net amount we expect to realize upon the ultimate sale of the inventory.
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
U.S. Government Contracts
In September 2024, the Company was awarded a best effort cost-plus-fixed-fee contract of up to $16.0 million by the ONR to research the suitability of its KARNO Power Module for Navy ships and stationary power generation applications. Under the agreement, the Company will provide R&D services through February 2027, including delivery of up to seven KARNO Cores and testing of power module systems. The ONR contract represented a significant change in business strategy toward providing R&D activities in the ordinary course of business in addition to developing Power Modules for stationary and mobile applications.
In July 2025, the Company was awarded a Phase II best effort cost-plus-fixed-fee contract of up to $1.5 million by the ONR to demonstrate the conceptual feasibility of the Phase I effort contract awarded in July 2024 for up to $0.2 million and to show development progress towards successful application. Under the Phase II agreement, including the exercised option, the Company will provide R&D services through July 2027, including design reviews, simulations, and reporting.
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
All revenue during the three and six months ended June 30, 2026 and 2025 was recognized over time. The portion of our revenues from significant customers is summarized as follows and is attributable to customers located in the U.S.:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	100%	87%	100%	77%
Customer B	—	13	—	23
	100%	100%	100%	100%
In July 2026, the Company was awarded a best effort cost-plus-fixed-fee contract of up to $41.7 million by the ONR. This contract provides for the design, development, construction, testing and delivery of 2-megawatt and 3-megawatt KARNO power generation systems at locations identified by ONR. The Company expects to begin performance on this contract in the fourth quarter of 2026, increasing performance in the second and third quarters of 2027, and continuing through mid-2029.
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
Recent Accounting Pronouncements
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable, including additional guidance on what disclosures should be provided in interim reporting periods. The pronouncement is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. We are currently evaluating the impact of adoption.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The pronouncement is effective for fiscal years beginning after December 15, 2027 and interim periods within that fiscal year. We are currently evaluating the impact of adoption.
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

Note 4. Investments
The amortized cost, unrealized gains and losses, fair value and maturities of our held-to-maturity investments at June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$4,960	$—	$(3)	$4,957
Corporate bonds and notes	114,259	196	(178)	114,277
	$119,219	$196	$(181)	$119,234

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$4,868	$1	$—	$4,869
U.S. government agency bonds	3,000	—	—	3,000
State and municipal bonds	1,000	—	—	1,000
Corporate bonds and notes	120,553	492	(17)	121,028
	$129,421	$493	$(17)	$129,897

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$51,011	$51,007	$69,427	$69,586
Due after one year through five years	68,208	68,227	59,994	60,311
	$119,219	$119,234	$129,421	$129,897
Note 5. Fair Value Measurements
The fair value measurements of our financial assets at June 30, 2026 and December 31, 2025 are summarized as follows:

	Fair Value Measurements at June 30, 2026
	Level I	Level II	Level III	Total
Cash and cash equivalents	$13,166	$—	$—	$13,166
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	4,957	—	4,957
Corporate bonds and notes	—	114,277	—	114,277
	$13,831	$119,234	$—	$133,065

	Fair Value Measurements at December 31, 2025
	Level I	Level II	Level III	Total
Cash and cash equivalents	$22,938	$—	$—	$22,938
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	4,869	—	4,869
U.S. government agency bonds	—	3,000	—	3,000
State and municipal bonds	—	1,000	—	1,000
Corporate bonds and notes	—	121,028	—	121,028
	$23,603	$129,897	$—	$153,500
Note 6. Leases
Subsequent to June 30, 2026, the Company entered into an amendment to the lease of its Cedar Park, Texas headquarters facilities. The amendment extends the lease term for the Company's approximately 125,000 square foot facility by 63 months, through July 2032, and provides for total base rent of approximately $9.8 million over the extension period, inclusive of a three-month rent abatement, and a tenant improvement allowance of up to $0.6 million. The Company retains two options to further extend the lease term by five years each. The lease term for the subleased approximately 27,000 square foot facility was not extended and will expire in April 2027. The Company will remeasure the related operating lease right-of-use asset and lease liability as of the amendment date in the third quarter of 2026.
In February 2025, the Company executed a sublease for a portion of its corporate office through April 2027. Sublease operating income which is included as reductions to R&D and selling, general and administrative expense in the condensed consolidated statements of operations for the three months ended June 30, 2026 and 2025 was $0.1 million and $0.1 million, respectively, and $0.2 million and $0.1 million, respectively, for the six months ended June 30, 2026 and 2025.
Note 7. Property and Equipment, Net
Property and equipment, net at June 30, 2026 and December 31, 2025 is summarized as follows:

	June 30, 2026	December 31, 2025
Production machinery and equipment	$46,797	$46,905
Vehicles	379	379
Leasehold improvements	5,653	5,551
Office furniture and fixtures	300	287
Computers and related equipment	2,347	2,273
	55,476	55,395
Less: accumulated depreciation	(19,159)	(14,934)
Total property and equipment, net	$36,317	$40,461
Note 8. Share-Based Compensation
During the six months ended June 30, 2026 and 2025, the Company granted 4.0 million and 4.3 million restricted stock units, respectively, which will vest over a period of one to three years, inclusive of the units described below with underlying closing stock price thresholds. During the six months ended June 30, 2026 and 2025, 0.6 million and 0.1 million restricted stock units, respectively, were forfeited. Share-based compensation expense for the three months ended June 30, 2026 and 2025 was $1.7 million and $1.4 million, respectively. Share-based compensation expense for the six months ended June 30, 2026 and 2025 was $3.2 million and $2.7 million, respectively.
The Company granted 2.3 million restricted stock units in the six months ended June 30, 2026 that are subject to vest between February 11, 2026 and December 31, 2028 contingent upon achieving underlying closing stock price thresholds. Through June 30, 2026, there was no achievement of underlying closing stock price thresholds on these awards. These awards were valued at $1.57 per unit using a Monte Carlo simulation including a blend of historical and implied share volatility of 105% and a risk-free rate of 3.48%.

Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities at June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026	December 31, 2025
Accrued professional services and other	$2,118	$1,342
Accrued compensation and related benefits	2,730	2,028
Other accrued liabilities	625	625
	$5,473	$3,995
Note 10. Commitments and Contingencies
Economic Incentive Agreement
During the quarter ended March 31, 2024, in connection with our operations in Cedar Park, Texas, the Company entered into an agreement with the Cedar Park Economic Development Corporation (“EDC”) that superseded prior agreements, whereby the Company would receive cash grants up to $1.1 million from the EDC at various measurement dates during the term of the agreement contingent upon the Company fulfilling and maintaining certain occupancy, investment, and employment requirements. The requirements must be met on or before specific measurement dates and maintained throughout the term of the agreement, which expires effective December 31, 2029. The Company has received payments to date of $0.4 million which are refundable as applicable performance requirements were not met and are included within accrued expenses and other current liabilities at June 30, 2026. Under the agreement, the EDC has the right to file a security interest to all assets of the Company.
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
Note 11. Net Loss Per Share
The computation of basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025 is summarized as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(13,928)	$(13,414)	$(25,665)	$(30,668)

Denominator:
Weighted average shares outstanding, basic and diluted	178,441,616	175,308,965	178,057,282	174,829,257

Net loss per share, basic and diluted	$(0.08)	$(0.08)	$(0.14)	$(0.18)
Potential common shares excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the three and six months ended June 30, 2026 and 2025 are summarized as follows:

	Three and Six Months Ended June 30,
	2026	2025
Unexercised stock options	169,495	183,975
Unvested restricted stock units	9,837,512	8,671,144
	10,007,007	8,855,119

Note 12. Subsequent Events
At-the-Market Offering Program
On August 11, 2026, the Company entered into an at-the-market sales agreement (the “Sales Agreement”) with Needham & Company, LLC and Northland Securities, Inc. (each, a “Sales Agent” and collectively, the “Sales Agents”). Under the terms of the Sales Agreement, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $100 million (the “Shares”) through the Sales Agents. Pursuant to the Sales Agreement, the Shares may be offered and sold through the Sales Agents in transactions deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act, including sales made directly on or through the NYSE American or any other existing trading market for the Common Stock, in negotiated transactions (including block trades) at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law. Under the terms of the Sales Agreement, the Company may also sell the Shares to a Sales Agent as principal for its own account at a price agreed upon at the time of sale. Pursuant to the Sales Agreement, the Company has agreed to pay the applicable Sales Agent a commission of up to 3.0% of the aggregate gross proceeds from each sale of the Shares and has agreed to provide the Sales Agents with customary expense reimbursement. The Sales Agreement contains customary representations, warranties and agreements of the Company, and customary conditions to completing future sale transactions, indemnification rights and obligations of the parties and termination provisions. The Company has no obligation to sell, and the Sales Agents have no obligation to buy or sell, any of the Shares under the Sales Agreement and the Company or the Sales Agents may at any time suspend sales under the Sales Agreement. Through the date of this filing, no shares had been sold.
Government Contract Award
As discussed in Note 3, in July 2026 the Company was awarded a best effort cost-plus-fixed fee contract of up to $41.7 million by the ONR.
Lease Amendment
As discussed in Note 6, in July 2026 the Company entered into an amendment extending the lease of its Cedar Park, Texas facilities.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References to the “Company,” “Hyliion,” “we,” “our,” or “us” in this report refer to Hyliion Holdings Corp. and its wholly owned subsidiary Hyliion Inc., unless expressly indicated or the context otherwise requires. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report and our audited consolidated financial statements and related notes thereto in our 2025 Annual Report.
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
Overview
Hyliion is committed to creating innovative solutions that enable clean, efficient, and flexible electricity production while contributing positively to the environment in the energy economy. Hyliion’s primary product offering, the KARNO Power Module, is a modular, fully enclosed, fuel-agnostic and fully integrated power generating solution. The KARNO Power Module is powered by the KARNO Core, a heat powered linear generator, to produce electricity with significant improvements in efficiency, emissions and lifecycle cost compared to conventional generation technologies. Hyliion’s KARNO Power Modules enable effective power generation using a wide range of fuel sources, including conventional fuels such as natural gas, propane or diesel, waste fuels such as landfill gas, wellhead gas, and zero carbon fuels such as renewable hydrogen and ammonia. Hyliion is initially targeting the data center, defense, commercial, and industrial sectors with a locally-deployable generator designed to meet a wide range of power generation needs. The Company intends to scale up its KARNO Power Module solution to address larger utility-scale power needs and plans to develop future variants for industrial waste heat, nuclear, household use and e-mobility applications such as vehicles and marine vessels. Additionally, the KARNO Power Module technology is well-suited to provide combined heat and power in various stationary applications.
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
Conventional generators emit pollutants because of incomplete combustion of fuel-air mixtures and sub-optimal operating conditions, with the formation of nitrous-oxide (“NOx”) and carbon monoxide (“CO”) compounds being particularly prominent. Unlike conventional generators, the KARNO Power Module is designed for continuous flameless oxidation of the fuel at lower temperatures and extended reaction times. This is achieved partly through the recirculation of exhaust gases, which serves to prolong oxidation, and by pre-heating incoming air. As a result, the KARNO Power Module is anticipated to achieve ultra-low levels of emissions, with NOx and CO emissions expected to be reduced by over 95% compared to best-in-class diesel or natural gas engines and meeting South Coast Air Quality Management District (“SCAQMD”) Rule 1110.3 emission standards without the need for aftertreatment.
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
Benefits of the KARNO Power Module Versus Conventional Competitors
We believe the versatility and operating characteristics of the KARNO Power Module make it an effective system for a variety of conventional and emerging electricity generating applications. Key attributes of the KARNO Power Module distinguish it from its conventional generator counterparts:
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
•Low Noise and Vibration: Unlike conventional generators, the KARNO Power Module operates without internal combustion, resulting in a significantly lower noise level under normal operating conditions of approximately 67 decibels at six feet.
•High Power Density: The unique architecture and features of the KARNO Power Module that are enabled by advances in additive manufacturing are expected to enable the KARNO Power Module to achieve a high power density relative to competing power generation technologies.
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
Beyond the 200 kW variant, Hyliion is advancing the development of a larger Multi-MW (2 MW+) KARNO system, which integrates multiple 200 kW KARNO Core units operating in tandem in a compact containerized footprint. The Multi-MW KARNO system will target key market segments such as data centers and industrial prime power applications. We are also developing a modular 800 kW system consisting of four KARNO Core units that is planned to be delivered to the U.S. Navy in 2026 as part of our project with ONR. We believe that this modular and scalable approach enables seamless power expansion while maintaining high efficiency and reliability. By utilizing multiple 200 kW generating blocks, the system offers built-in redundancy and the flexibility for customers to customize capacity to match their power needs.
Hyliion also plans to expand the KARNO product line over time with both larger and smaller capacity versions, adjusting power levels by varying the number of generator shafts and component sizes. Initially, the KARNO Power Module will target power applications ranging from 200 kW to the low megawatt range, addressing a broad spectrum of distributed generation needs. With its ability to deliver reliable, fuel-flexible, and highly efficient power, the KARNO Power Module is uniquely positioned to serve a variety of key market segments, including:
•Data Centers: As cloud computing, artificial intelligence, machine learning, and edge computing continue to expand, data centers are projected to consume an increasing share of global energy demand. Onsite power generation is an emerging solution for new data center developments, although conventional generating technologies often face local resistance due to noise or emissions concerns. Hyliion’s Multi-MW KARNO system is being designed to meet the needs of data center developers by providing a scalable, fuel-flexible onsite power solution with significantly reduced levels of noise and emissions than conventional diesel or natural gas generators. Capable of operating on more than 20 different fuels, the KARNO Power Module enables data center developers to minimize onsite generation infrastructure. Its ability to easily transition between pipeline-supplied fuels, such as hydrogen or natural gas, and onsite stored fuels, like methanol or diesel, eliminates the need for separate backup generation systems, reducing capital and operational costs. Additionally, as data center rack power densities rise to support increased AI workloads, Hyliion’s KARNO Power Module’s native 800V DC architecture simplifies power system design and enhances site resiliency.
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
Since acquiring the KARNO technology from GE in September 2022, Hyliion has made significant investments in research and development to commercialize the 200 kW KARNO Power Module while simultaneously developing an 800 kW system for the U.S. Navy. This 800 kW platform is also intended to serve as the foundational building block for future multi-megawatt KARNO systems targeting data centers and other large scale applications. Early efforts focused on the development of a 125 kW KARNO Core, which was successfully operated in our Ohio facility and utilized for extensive testing and further advancements. Through this system, we validated the ability of the KARNO Core’s fuel oxidation system to operate on a wide range of fuel sources, including natural gas, hydrogen, gas mixtures, and untreated landfill and Permian Basin well gas.

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
We have completed the design and sourcing of initial components for the balance-of-plant systems that support KARNO Core operation for the 200 kW system, including the system enclosure. The balance-of-plant includes cooling, pressure control, fuel, battery, high and low voltage, inlet air and exhaust systems. Development work also includes control software, safety systems, the human-to-machine interface and the physical integration of systems. Validation of essential operating parameters, including efficiency, emissions and reliability, are also part of R&D activities.
In 2025, we delivered two early adopter KARNO Power Modules to the U.S. Navy, along with two additional units for internal testing and Underwriters Laboratories (“UL”) certification. The Navy units are currently undergoing testing under our R&D contract with ONR and are performing in line with expectations. We have also completed development work enabling the Navy Power Modules to operate on liquid diesel fuel, a key requirement for shipboard applications, and to seamlessly switch between liquid and gaseous fuels under operation. We believe that initial KARNO Power Module deployments, along with our ongoing testing and development efforts, will validate critical design specifications, including projected operating life, maintenance requirements and durability.
In 2025, key R&D activities included design enhancements to the regenerator, a critical printed component that functions as a thermal capacitor by storing heat as helium cycles between hot and cold temperature regions within the system. The regenerator is a critical component needed to achieve the KARNO Power Module’s target power and overall system efficiency. Early testing identified opportunities to improve the regenerator’s heat storage and transfer capability, leading to a redesigned architecture that has demonstrated improved performance during subsequent testing. Additional design enhancements were also made to improve the thermal insulation of other system components, further reducing heat loss. Development efforts continue to focus on optimizing the regenerator and related components, with the objective of converting more thermal energy into electrical output, thereby increasing both power output and overall system efficiency.
Also in 2025, we insourced linear electric motor production following an unsuccessful effort to outsource this work to a contract manufacturer. This transition is accelerating the ramp-up in motor production capacity and enabling greater control over manufacturing quality.
In 2026, R&D activities have focused on testing and validating KARNO Power Module operation and software controls while building additional units for early adopter customers for field testing, including the U.S. Navy. We project that we remain on track to complete approximately 10 early adopter units during 2026. To date, testing of both engineering development units and customer units has been conducted at our Ohio facility, allowing engineers to closely monitor system operation and rapidly incorporate design enhancements intended to improve performance and reliability. Later in 2026, these initial units are expected to be deployed to customer sites, where they will undergo continued testing and validation while simultaneously operating in their intended commercial environments.
In the second quarter, we successfully completed the non-recurring portion of Underwriters Laboratories ("UL") certification testing for the KARNO Power Module, a key milestone required before delivering units to customer sites. Testing included the linear electric motor, battery system, and complete Power Module. Individual production units will continue to undergo final operational testing before receiving final UL certification until completion of facility level certification, which is expected in the coming months.
Recent accomplishments include the successful demonstration of uninterrupted operation while switching among hydrogen, natural gas, and diesel fuels, validating the system's fuel agnostic architecture in which both gaseous and liquid fuels are supported within a single integrated system rather than through separate hardware configurations. Following this milestone, we began extended durability testing of the complete KARNO Power Module using diesel as the primary fuel source.
We also successfully demonstrated the operation of multiple Power Modules as a single coordinated generating system. During testing, two 200 kW units automatically shared changing electrical loads while maintaining stable power delivery. This capability is important for applications with variable electrical demand and supports development of a standardized 800 kW building block for future multi megawatt power plant configurations.
Development also continues on design enhancements intended to increase the generator's power output and efficiency toward design specifications. These efforts include further optimization of the regenerator to increase its thermal storage capacity during operating cycles, as well as improvements to the thermal insulation of other system components to further reduce heat losses.
Another major R&D objective in 2026 has been optimizing the throughput of our additive manufacturing fleet. Following the acquisition of approximately two dozen additive printers over the past two years, we have focused on increasing printer speed and throughput while simultaneously optimizing the design of printed Power Module components for manufacturability and performance. We are encouraged by the progress to date and have identified machine enhancements that we believe can increase print speeds by a factor of two to three, depending on the specific part and printer model. Based on these expected improvements, together with anticipated technological advances in next generation additive manufacturing systems expected to become available in the coming quarters, we currently expect to accelerate planned purchases of additional printers from 2028 into 2027. Additional testing and validation remain necessary before these improvements can be confirmed, but initial results have been encouraging.
Research and Development Services
We provide R&D services to third parties, including the ONR. In September 2024, Hyliion was awarded a cost-plus-fixed-fee contract of up to $16.0 million by the ONR to assess the suitability of the KARNO Power Module for Navy vessels and stationary power applications. The contract aligns with ONR’s objective of leveraging advanced technology to reduce its carbon footprint while enhancing operating capabilities. Upon successful validation and demonstration, the KARNO Power Module could be used as an electric power system in future platforms and for stationary power needs. In 2025, we delivered two KARNO Cores under this contract which we have been testing at our R&D facility in Cincinnati. In 2026, we expect to deliver additional KARNO Cores, including a four-core 800 kW KARNO Power Module system. The U.S. Navy has identified its USX-1 Defiant vessel as the platform for KARNO Core sea trials, supporting both ship propulsion and auxiliary power. The 800 kW KARNO Power Module being built for the vessel under this contract is in assembly, with completion expected during 2026. We will also expand testing to include long duration operation, diesel fuel integration, simulation of ship motion and the ability of the system to operate in extreme temperature environments.
In July 2026, the Company was awarded a cost-plus-fixed-fee contract of up to $41.7 million by the ONR in support of the High Efficiency/Low Maintenance Ultra Reliable (“HELMUR”) Megawatt Scale Power Generation Units program. Under the 36-month contract, the Company will design, develop, construct, test and deliver 2-megawatt and 3-megawatt KARNO power generation systems to locations identified by ONR. The contract also includes work to advance the Company’s core technology, develop alternative core components to enhance system capabilities and reduce supply-chain risk associated with magnet availability, and further develop additive manufacturing processes. Work under the contract will be performed primarily in Cedar Park, Texas and is expected to be completed by July 2029. Funding for the contract was obligated at the time of award using fiscal year 2025 and 2026 Navy research, development, test and evaluation appropriations.
We will continue to provide R&D services to third parties under existing contracts and anticipate entering into additional R&D agreements in 2026 and 2027 with ONR and other government customers. Customers engage Hyliion to explore and validate the KARNO Power Module’s capabilities tailored to their specific requirements. Key areas of interest include testing its low-emissions flameless oxidation system and evaluating applications that leverage the KARNO Power Module’s high power output, compact configuration and versatility, including the ability to easily transition between fuels. R&D services may also involve testing the KARNO Power Module under various operating conditions, including harsh environments, and in mobile applications to assess its performance. Certain customers seek to measure and validate the KARNO Power Module’s low emissions profile and test different power configurations to ensure the technology aligns with their operational and environmental needs.
Key Factors Affecting Operating Results
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including but not limited to economic uncertainties, supply chain disruptions, inflation, high interest rates, and other risks discussed below and referenced in Part II, Item 1A “Risk Factors.”
Commercialization of KARNO Power Module
Our focus remains on the continued development and testing of our fuel-agnostic KARNO Power Module, together with the deployment of initial units with early adopter customers. We are targeting commercialization of the 200 kW KARNO Power Module following completion of these initial deployments and once sufficient testing and operating experience has been obtained to validate reliable operation and achievement of our design criteria. We anticipate that a substantial portion of our capital resources and efforts in the near future will be focused on these activities. The amount and timing of our future funding requirements will depend on many factors, including but not limited to the pace of completing initial KARNO Power Module testing and validation, the timing of KARNO Power Module commercialization, the pace at which we invest in KARNO Core additive printing capacity, our plans for manufacturing KARNO Power Module components (whether in-house or through outsourcing to third parties), the range of product offerings we plan to bring to market and external market factors beyond our control.
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

Results of Operations
Comparison of Three Months Ended June 30, 2026 to Three Months Ended June 30, 2025
Our results of operations for the three months ended June 30, 2026 (the “current quarter”) and 2025 on a consolidated basis are summarized as follows (in thousands, except share and per share data):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues
Research and development services	$4,944	$1,515	$3,429	226.3%
Total revenues	4,944	1,515	3,429	226.3%
Cost of revenues
Research and development services	4,578	1,384	3,194	230.8%
Total cost of revenues	4,578	1,384	3,194	230.8%
Gross profit	366	131	235	179.4%
Operating expenses
Research and development	9,495	10,137	(642)	(6.3)%
Selling, general and administrative expenses	6,427	5,963	464	7.8%
Exit and termination (benefits) costs	(258)	(346)	88	(25.4)%
Total operating expenses	15,664	15,754	(90)	(0.6)%
Loss from operations	(15,298)	(15,623)	325	(2.1)%
Interest income	1,370	2,209	(839)	(38.0)%
Net loss	$(13,928)	$(13,414)	$(514)	3.8%

Net loss per share, basic and diluted	$(0.08)	$(0.08)	$—	—%

Weighted-average shares outstanding, basic and diluted	178,441,616	175,308,965	3,132,651	1.8%
Revenue and Cost of Revenues
Revenue for R&D services increased $3.4 million and associated cost of revenues increased $3.2 million due to the timing of performance of the R&D services. The remaining amount of revenue that we may recognize under these contracts was up to $5.7 million as of June 30, 2026. We may incur losses in the performance of these contracts.
In July 2026, we were awarded an additional contract of up to $41.7 million by the ONR on a best effort basis. We expect to begin performance on this contract in the fourth quarter of 2026, increasing performance in the second and third quarters of 2027, and continuing through mid-2029. These contracts can be cancelled by the United States government at any time for, among other reasons, convenience.
We do not expect to generate significant R&D services revenue following substantial completion of the September 2024 ONR contract discussed in Note 3, “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, until performance under the July 2026 contract increases substantially, which we expect to occur around mid-2027.
Research and Development
R&D expenses decreased $0.6 million due to significant efforts toward performance of our contracts with the ONR.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses increased $0.5 million attributable primarily to personnel expense, offset by other smaller changes.
Exit and Termination (Benefits) Costs
Exit and termination benefits decreased by $0.1 million as a result of the adoption of the Plan and items discussed in Note 2, “Disposals” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, including recoveries from assets sold.

Interest Income
Interest income decreased $0.8 million primarily due to the decline in our investment balance.
Comparison of Six Months Ended June 30, 2026 to Six Months Ended June 30, 2025
The following table summarizes our results of operations on a consolidated basis for the six months ended June 30, 2026 (the “current six months”) and 2025 (in thousands, except share and per share data):

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Revenues
Research and development services	$7,776	$2,004	$5,772	288.0%
Total revenues	7,776	2,004	5,772	288.0%
Cost of revenues
Research and development services	7,200	1,861	5,339	286.9%
Total cost of revenues	7,200	1,861	5,339	286.9%
Gross profit	576	143	433	302.8%
Operating expenses
Research and development	17,165	22,367	(5,202)	(23.3)%
Selling, general and administrative expenses	12,608	12,044	564	4.7%
Exit and termination (benefits) costs	(672)	1,077	(1,749)	N/A
Total operating expenses	29,101	35,488	(6,387)	(18.0)%
Loss from operations	(28,525)	(35,345)	6,820	(19.3)%
Interest income	2,860	4,677	(1,817)	(38.8)%
Net loss	$(25,665)	$(30,668)	$5,003	(16.3)%

Net loss per share, basic and diluted	$(0.14)	$(0.18)	$0.04	(22.2)%

Weighted-average shares outstanding, basic and diluted	178,057,282	174,829,257	3,228,025	1.8%
Revenue and Cost of Revenues
Revenue for R&D services increased $5.8 million and associated cost of revenues increased $5.3 million due to the timing of performance of the R&D services. The remaining amount of revenue that we may recognize under these contracts was up to $5.7 million as of June 30, 2026. We may incur losses in the performance of these contracts.
In July 2026, we were awarded an additional contract of up to $41.7 million by the ONR on a best effort basis. We expect to begin performance on this contract in the fourth quarter of 2026, increasing performance in the second and third quarters of 2027, and continuing through mid-2029. These contracts can be cancelled by the United States government at any time for, among other reasons, convenience.
We do not expect to generate significant R&D services revenue following substantial completion of the September 2024 ONR contract discussed in Note 3, “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, until performance under the July 2026 contract increases substantially, which we expect to occur around mid-2027.
Research and Development
R&D expenses decreased $5.2 million due to significant efforts toward performance of our contracts with the ONR, including the production of capitalized inventory that may either be utilized for future revenue generation under these contracts or for R&D activities.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses increased $0.6 million attributable primarily to personnel expense, offset by other smaller changes.
Exit and Termination (Benefits) Costs

Exit and termination costs decreased by $1.7 million as a result of the adoption of the Plan and items discussed in Note 2, “Disposals” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, including recoveries from assets sold.
Interest Income
Interest income decreased $1.8 million primarily due to the decline in our investment balance.
Liquidity and Capital Resources
At June 30, 2026, our total current assets were $71.6 million, consisting primarily of cash and cash equivalents of $13.2 million, short-term investments of $51.0 million, accounts receivable of $2.7 million and prepaid expenses of $3.6 million. Our total current liabilities were $9.4 million and were primarily comprised of accounts payable, accrued expenses and operating lease liabilities. We also had $68.2 million of investments in longer-term liquid securities which we maintain to generate higher income on capital that we do not expect to spend in the next 12 months.
We believe the credit quality and liquidity of our investment portfolio at June 30, 2026 is strong and will provide sufficient liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply and demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity whereby no investment security may have a final maturity of more than 36 months from the date of acquisition or a weighted average maturity exceeding 18 months. Eligible investments under the Company’s investment policy bearing a minimum credit rating of A1, A-1, F1 or higher for short-term investments and A2, A, or higher for longer-term investments include money market funds, commercial paper, certificates of deposit and municipal securities. Additionally, all of our debt securities are classified as held-to-maturity as we have the intent and ability to hold these investment securities to maturity, which minimizes any realized losses that we would recognize prior to maturity. However, even with this approach we may incur investment losses as a result of unusual or unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.
Based on our past performance, we believe our current and long-term assets will be sufficient to continue to execute on our business strategy and meet our capital requirements for the next twelve months. Our primary short-term cash needs are costs associated with KARNO Power Module development, building our initial deployment units and capital investments for additive printer acquisitions and other assets. Longer term, our capital needs will be determined by our go-to-market strategy as well as governmental R&D, which may include development of our own KARNO Power Module manufacturing capacity or outsourcing this work to third parties or business partners. We have up to $6.1 million remaining authorized for repurchases under our $20 million share repurchase program but have currently paused any additional repurchases. Based on current projections of operating expenses, capital spending, working capital growth and historical share repurchases, we expect to have approximately $115 million to $120 million in cash, short-term and long-term investments remaining on our balance sheet at the end of 2026. This projection assumes the completion of approximately $10 million to $15 million of equipment financing during 2026 under the proposed arrangement described below, and does not assume any sales of common stock under our at-the-market offering program. The equipment financing remains subject to credit approval and agreement execution, and the amount and timing of any fundings will depend on equipment delivery and acceptance. The financing may be delayed, completed for a lesser amount, or not completed at all.
We have accepted a proposal from an equipment financing provider for up to $15 million of financing that would be secured by certain of our additive manufacturing, CNC machining and other production equipment, and paid a good faith deposit in July 2026. The proposal is non-binding, and the financing remains subject to the provider's credit approval, equipment inspection and execution of definitive documentation, and may not be completed on the proposed terms or at all. If completed, we expect to make monthly payments over a five-year term and to account for the arrangement as a secured borrowing. We expect to use any proceeds to fund capital investments supporting KARNO Power Module commercialization and for general corporate purposes.
In August 2026, we entered into an at-the-market sales agreement with Needham & Company, LLC and Northland Securities, Inc., under which we may sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $100 million. We are not obligated to sell any shares under the program, and any sales will depend on market conditions, our capital needs and other factors. Sales under the program, if any, would provide an additional source of liquidity to accelerate investments in assets needed for growth following commercialization, primarily additive printing machines and related assets, and would be dilutive to existing stockholders. We expect to use the ATM program opportunistically based on our capital requirements, and market conditions. Sales of shares under the program, if any, may cause dilution to stockholders. For additional information, see “Part II—Item 5. Other Information—At-the-Market Offering Program.”

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
The amount and timing of our future funding requirements will depend on many factors, including the scope and results of our R&D efforts, the breadth of product offerings we plan to commercialize, the growth of sales, working capital needs, and our long-term manufacturing plan for the KARNO Power Module, including the pace of investments in additive manufacturing assets and the methods of financing those investments, as well as factors that are outside of our control. We regularly evaluate our funding needs and sources of capital and may seek external funding in the appropriate circumstances. While we believe that we have sufficient capital to support the anticipated commercialization of the KARNO Power Module, we do anticipate that, at some time, we will seek further capital to accelerate these growth investments, whether through sales under our at-the-market program or other financing sources. Any such financing may include equity or debt securities and may not be available on acceptable terms, or at all. With our current cash and investments, we believe we are well positioned to be deliberate and opportunistic in determining the timing and structure of any additional capital raise.
During the periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.
Cash Flows
Net cash, cash equivalents and restricted cash provided by or used in operating activities, investing activities and financing activities for the six months ended June 30, 2026 and 2025 is summarized as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash from operating activities	$(19,816)	$(23,999)
Cash from investing activities	10,043	30,895
Cash from financing activities	1	(532)
	$(9,772)	$6,364
Cash from Operating Activities
For the six months ended June 30, 2026, cash flows used in operating activities were $19.8 million. Cash used primarily related to a net loss of $25.7 million, adjusted for a $1.7 million change in working capital accounts and $7.6 million in non-cash expenses (including $3.2 million related to share-based compensation, $4.2 million related to depreciation and amortization, $1.3 million related to prepaid expenses and other current assets, and $1.6 million related to accounts payable, accrued expenses and other current liabilities, partially offset by $2.2 million related to accounts receivable and $1.2 million related to inventory).
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
Cash from Investing Activities
For the six months ended June 30, 2026, cash flows provided by investing activities were $10.0 million. Cash provided related to the sale or maturity of investments of $45.0 million and the proceeds from sale of assets of $1.9 million, offset by the purchase of investments of $34.7 million and acquired property and equipment of $2.1 million.
For the six months ended June 30, 2025, cash flows provided by investing activities were $30.9 million. Cash provided related to the sale or maturity of investments of $60.0 million and the proceeds from sale of assets of $0.8 million, offset by the purchase of investments of $18.4 million and acquired property and equipment of $11.6 million.
Cash from Financing Activities
For the six months ended June 30, 2026, cash flows provided by financing activities were nominal.
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
Inventory
As of June 30, 2026, we have not yet commercialized the KARNO Power Module. Unless such components are capitalizable, costs incurred for components acquired prior to our determination of reaching a commercial stage are expensed as R&D costs, resulting in zero cost basis for those components. As a result, certain components on hand have a zero cost basis, and inventory capitalized in future periods that incorporates these components will reflect carrying amounts, and related cost of revenue upon sale, that are lower than would result had those components been initially capitalized.
When inventory may be utilized in performance of our contracts with the ONR, we capitalize that inventory including certain allocations of overhead, labor, and other direct costs and classify it as work-in-process inventory. When this inventory is designated to and utilized in an activity, we record either an R&D or a cost of sale charge in the period in which the utilization occurs.
All inventory at June 30, 2026 is classified as work-in-process. Inventory is valued using the specific identification cost method and is stated at the lower of cost or net realizable value. We review our inventory to determine whether its carrying value exceeds the net amount we expect to realize upon the ultimate sale of the inventory.
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
The Company granted 2.3 million restricted stock units in the six months ended June 30, 2026 that are subject to vest between February 11, 2026 and December 31, 2028 contingent upon achieving underlying closing stock price thresholds. Through June 30, 2026, there was no achievement of underlying closing stock price thresholds on these awards. These awards were valued at $1.57 per unit using a Monte Carlo simulation including a blend of historical and implied share volatility of 105% and a risk-free rate of 3.48%.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our Principal Executive Officer and Principal Financial Officer) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Principal Executive Officer and Principal Financial Officer have concluded that, at June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
The following table provides information regarding repurchases of our Common Stock during the quarter ended June 30, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 - 30, 2026	—	$—	—	$6,144,349
May 1 - 31, 2026	—	$—	—	$6,144,349
June 1 - 30, 2026	—	$—	—	$6,144,349
Total	—		—
(1) Share repurchases are conducted under our share repurchase program announced in December 2023, which has no expiration date, authorizing the repurchase of up to $20 million in shares. A total of 10,610,070 shares were purchased under this program, which has been paused.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
At-the-Market Offering Program
On August 11, 2026, the Company entered into an at-the-market sales agreement (the “Sales Agreement”) with Needham & Company, LLC and Northland Securities, Inc. (each, a “Sales Agent” and collectively, the “Sales Agents”). Under the terms of the Sales Agreement, the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $100 million (the “Shares”), through the Sales Agents. Pursuant to the Sales Agreement, the Shares may be offered and sold through the Sales Agents in transactions deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act, including sales made directly on or through the NYSE American or any other existing trading market for the Common Stock, in negotiated transactions (including block trades) at market prices prevailing at the time of sale or at prices related to such prevailing market prices and/or any other method permitted by law. Under the terms of the Sales Agreement, the Company may also sell the Shares to a Sales Agent as principal for its own account at a price agreed upon at the time of sale. Pursuant to the Sales Agreement, the Company has agreed to pay the applicable Sales Agent a commission of up to 3.0% of the aggregate gross proceeds from each sale of the Shares and has agreed to provide the Sales Agents with customary expense reimbursement. The Sales Agreement contains customary representations, warranties and agreements of the Company, and customary conditions to completing future sale transactions, indemnification rights and obligations of the parties and termination provisions. The Company has no obligation to sell, and the Sales Agents have no obligation to buy or sell, any of the Shares under the Sales Agreement and the Company or the Sales Agents may at any time suspend sales under the Sales Agreement.
The Company expects to use the net proceeds from the sales of the Shares for general corporate purposes, which may include, among other things, capital expenditures.
Shares sold under the Sales Agreement, if any, will be issued pursuant to the Company’s shelf registration statement on Form S-3 (No. 333-293712), which was declared effective by the Securities and Exchange Commission on March 5, 2026, and a prospectus supplement, dated August 11, 2026, as the same may be amended or supplemented.
The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the entire Sales Agreement, a copy of which is attached hereto as Exhibit 1.1, and which is incorporated herein by reference. A copy of the opinion of Vinson & Elkins L.L.P. relating to the legality of the issuance and sale of the Shares is attached hereto as Exhibit 5.1.
This Quarterly Report on Form 10-Q shall not constitute an offer to sell or a solicitation of an offer to buy any securities, nor shall there be any sale of securities in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or other jurisdiction.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, none of our officers or directors (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

ITEM 6. EXHIBITS

Exhibit Number	Description
1.1*	Sales Agreement, dated August 11, 2026, by and among Needham & Company, LLC, Northland Securities, Inc. and Hyliion Holdings Corp.
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

5.1*	Opinion of Vinson & Elkins L.L.P.
10.1*	Sixth Amendment to Industrial Lease, dated July 31, 2026, by and between GSNTR ATX 1200 BMC Drive Owner LP, GSNTR ATX 1202 BMC Drive Owner LP, and Hyliion Inc.
23.1*	Consent of Vinson & Elkins L.L.P. (included in Exhibit 5.1).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2026	HYLIION HOLDINGS CORP.

/s/ Thomas Healy
	Name:	Thomas Healy
	Title:	Chief Executive Officer (Principal Executive Officer)

/s/ Jon Panzer
	Name:	Jon Panzer
	Title:	Chief Financial Officer (Principal Financial Officer)