Form 10-Q
period 2026-09-30
Hyliion Holdings Corp.
filed 2026-11-10
CIK 1759631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	HYLN	NYSE American LLC
Common Stock, par value $0.0001 per share	HYLN	NYSE Texas, Inc.
As of November 6, 2026, 178,923,821 shares of common stock, par value $0.0001 per share, were outstanding.

HYLIION HOLDINGS CORP.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HYLIION HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands, except share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$16,706	$22,938
Accounts receivable, net	6,618	489
Inventory	742	—
Prepaid expenses and other current assets	5,289	4,597
Short-term investments	37,914	69,427
Assets held for sale	—	1,181
Total current assets	67,269	98,632

Property and equipment, net	33,031	40,461
Operating lease right-of-use assets	8,210	3,468
Other assets	1,017	1,004
Long-term investments	66,740	59,994
Total assets	$176,267	$203,559

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,407	$3,142
Current portion of operating lease liabilities	1,482	2,726
Accrued expenses and other current liabilities	5,746	3,995
Total current liabilities	8,635	9,863

Operating lease liabilities, net of current portion	7,166	1,646
Other liabilities	341	41
Total liabilities	16,142	11,550

Commitments and contingencies (Note 11)

Stockholders’ equity
Common stock, $0.0001 par value; 250,000,000 shares authorized; 178,883,166 and 187,878,790 shares issued at September 30, 2026 and December 31, 2025, respectively; 178,883,166 and 177,268,720 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	18	19
Additional paid-in capital	403,836	413,122
Treasury stock, at cost	—	(14,132)
Accumulated deficit	(243,729)	(207,000)
Total stockholders’ equity	160,125	192,009
Total liabilities and stockholders’ equity	$176,267	$203,559
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Research and development services	$7,452	$759	$15,228	$2,763
Total revenues	7,452	759	15,228	2,763
Cost of revenues
Research and development services	6,900	806	14,100	2,667
Total cost of revenues	6,900	806	14,100	2,667
Gross profit (loss)	552	(47)	1,128	96
Operating expenses
Research and development	8,699	10,136	25,864	32,503
Selling, general and administrative	4,291	5,184	16,899	17,228
Exit and termination (benefits) costs	—	(70)	(672)	1,007
Total operating expenses	12,990	15,250	42,091	50,738
Loss from operations	(12,438)	(15,297)	(40,963)	(50,642)
Interest income	1,374	1,960	4,234	6,637
Net loss	$(11,064)	$(13,337)	$(36,729)	$(44,005)

Net loss per share, basic and diluted	$(0.06)	$(0.08)	$(0.21)	$(0.25)

Weighted-average shares outstanding, basic and diluted	178,719,035	175,652,193	178,280,291	175,106,583
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands, except share data)

	Nine Months Ended September 30, 2026
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	187,878,790	$19	(10,610,070)	$(14,132)	$413,122	$(207,000)	$192,009
Exercise of common stock options and vesting of restricted stock units, net	1,048,434	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,452	—	1,452
Net loss	—	—	—	—	—	(11,737)	(11,737)
Balance at March 31, 2026	188,927,224	$19	(10,610,070)	$(14,132)	$414,574	$(218,737)	$181,724
Exercise of common stock options and vesting of restricted stock units, net	280,064	—	—	—	1	—	1
Share-based compensation	—	—	—	—	1,742	—	1,742
Net loss	—	—	—	—	—	(13,928)	(13,928)
Balance at June 30, 2026	189,207,288	$19	(10,610,070)	$(14,132)	$416,317	$(232,665)	$169,539
Exercise of common stock options and vesting of restricted stock units, net	285,948	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,650	—	1,650
Retirement of treasury stock	(10,610,070)	(1)	10,610,070	14,132	(14,131)	—	—
Net loss	—	—	—	—	—	(11,064)	(11,064)
Balance at September 30, 2026	178,883,166	$18	—	$—	$403,836	$(243,729)	$160,125

	Nine Months Ended September 30, 2025
	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	184,428,472	$18	(10,610,070)	$(14,132)	$408,315	$(149,812)	$244,389
Exercise of common stock options and vesting of restricted stock units, net	1,414,392	1	—	—	(444)	—	(443)
Share-based compensation	—	—	—	—	1,295	—	1,295
Net loss	—	—	—	—	—	(17,254)	(17,254)
Balance at March 31, 2025	185,842,864	$19	(10,610,070)	$(14,132)	$409,166	$(167,066)	$227,987
Exercise of common stock options and vesting of restricted stock units, net	203,342	—	—	—	(89)	—	(89)
Share-based compensation	—	—	—	—	1,386	—	1,386
Net loss	—	—	—	—	—	(13,414)	(13,414)
Balance at June 30, 2025	186,046,206	$19	(10,610,070)	$(14,132)	$410,463	$(180,480)	$215,870
Exercise of common stock options and vesting of restricted stock units, net	536,192	—	—	—	(55)	—	(55)
Share-based compensation	—	—	—	—	1,378	—	1,378
Net loss	—	—	—	—	—	(13,337)	(13,337)
Balance at September 30, 2025	186,582,398	$19	(10,610,070)	$(14,132)	$411,786	$(193,817)	$203,856
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYLIION HOLDINGS CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(36,729)	$(44,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,028	4,066
Amortization and accretion of investments, net	(655)	(1,258)
Noncash lease expense	1,424	1,472
Gain on disposal of assets, including assets held for sale	(472)	(697)
Share-based compensation	4,844	4,059
Carrying value adjustment to assets held for sale	—	1,590
Other	1,233	—
Changes in operating assets and liabilities:
Accounts receivable	(6,129)	1,200
Inventory	(742)	—
Prepaid expenses and other assets	961	2,474
Accounts payable	109	457
Accrued expenses and other liabilities	1,740	(2,254)
Operating lease liabilities	(1,890)	(1,795)
Net cash used in operating activities	(30,278)	(34,691)

Cash flows from investing activities
Purchase of property and equipment	(2,372)	(22,003)
Proceeds from sale of property and equipment	1,853	1,192
Receipt of security deposit	—	41
Purchase of investments	(49,584)	(36,326)
Proceeds from sale and maturity of investments	74,504	101,026
Net cash provided by investing activities	24,401	43,930

Cash flows from financing activities
Payments of deferred equity offering costs	(356)	—
Proceeds from exercise of common stock options	1	—
Taxes paid related to net share settlement of equity awards	—	(588)
Net cash used in financing activities	(355)	(588)

Net (decrease) increase in cash and cash equivalents and restricted cash	(6,232)	8,651
Cash and cash equivalents and restricted cash, beginning of period	23,603	9,892
Cash and cash equivalents and restricted cash, end of period	$17,371	$18,543

Supplemental disclosure of noncash investing and financing activities:
Acquisitions of property and equipment in accounts payable and accrued expenses	$29	$950
Property and equipment recorded through recognition of asset retirement obligation	$300	$—
Vendor tariff credits recorded as reduction of property and equipment cost	$1,237	$—
Right-of-use assets obtained in exchange for lease obligations	$6,166	$—
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
The KARNO Power Module is a complete, fully integrated, enclosed, fuel-agnostic power generating solution, including balance of plant systems such as cooling, controls, fuel, and air handling, that generates electricity on command in stationary power generation applications powered by KARNO Cores. The KARNO Core is a heat-powered generator that uses linear motors in a four-shaft system to generate electricity. Heat is generated through the flameless oxidation of fuels while achieving near zero emissions without aftertreatment systems.
Note 2. Disposals
In November 2023, the Company initiated the wind-down of its powertrain business (the “Plan”), the majority of which activities were completed in 2025. See Note 2 to the consolidated financial statements in our 2025 Annual Report for additional information. The Company has not accounted for the impacts of the Plan as a discontinued operation as the underlying intellectual property has not been abandoned or sold. The Company recognized net (benefits) costs related to the Plan, consisting primarily of recoveries from sales of assets, of nil and $(0.1) million during the three months ended September 30, 2026 and 2025, respectively, and $(0.7) million and $1.0 million during the nine months ended September 30, 2026 and 2025, respectively, which are included in exit and termination (benefits) costs in the condensed consolidated statements of operations. Remaining accrued liabilities associated with the Plan were immaterial at September 30, 2026.
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
These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. The Company is an early-stage growth company and has generated negative cash flows from operating activities since inception. At September 30, 2026, the Company had total equity of $160.1 million, inclusive of cash and cash equivalents of $16.7 million and total investments of $104.7 million. Based on this, the Company has sufficient funds to continue to execute its business strategy for the next twelve months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q.
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

Segment Information
ASC 280, Segment Reporting, defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company operates as a single operating segment from which all revenue and net income (loss) are derived and for which all assets are attributed. The Company’s CODM is the chief executive officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM assesses performance for the single operating segment and decides how to allocate resources based on consolidated net income (loss), which is reported on the condensed consolidated statements of operations, and does not segment the business for internal reporting or decision making. The CODM uses net income (loss), including the significant expense categories presented below, in the annual budgeting and forecasting process and monitors actual results against the budget and forecast on a quarterly basis. The CODM considers budget-to-actual variances in net income (loss) when making decisions about the allocation of operating and capital resources, including the level of investment in research and development activities related to the KARNO Power Module, spending on commercialization efforts, and resources devoted to performance under the Company’s government contracts. The CODM also uses net income (loss) to monitor the Company’s operating cash requirements and to evaluate the sufficiency of the Company’s liquidity to fund planned operations.
The significant expense categories and amounts that are regularly provided to the CODM and included in the reported measure of segment loss for the three and nine months ended September 30, 2026 and 2025 are summarized as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues	$7.5	$0.8	$15.2	$2.8
Total cost of revenues	6.9	0.8	14.1	2.7
Gross profit (loss)	0.6	—	1.1	0.1

Administrative and office	1.7	1.6	5.0	4.8
Depreciation and amortization	1.8	1.7	6.0	4.1
Facilities	1.3	1.3	3.8	4.2
Personnel	5.8	5.7	20.0	18.3
Product development, exclusive of other costs presented	0.8	3.6	2.9	13.2
Professional services	1.2	1.3	4.1	4.2
Exit and termination (benefits) costs	—	(0.1)	(0.7)	1.0
Other operating expense	0.3	0.2	0.9	0.9
Total operating expenses	13.0	15.3	42.1	50.7
Other income, net	1.4	2.0	4.2	6.6
Net loss	$(11.1)	$(13.3)	$(36.7)	$(44.0)
Note: Amounts may not sum due to rounding.
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

Restricted Cash
The Company has provided its corporate headquarters lessor with a letter of credit for $0.7 million to secure the performance of the Company’s lease obligations, backed by a restricted cash deposit to pay any draws on the letter of credit by the lessor. Total cash and cash equivalents and restricted cash as presented in the condensed consolidated statements of cash flows is summarized as follows:

	September 30, 2026	December 31, 2025	September 30, 2025	December 31, 2024
Cash and cash equivalents	$16,706	$22,938	$17,878	$9,227
Restricted cash included in other assets	665	665	665	665
	$17,371	$23,603	$18,543	$9,892
Accounts Receivable, Net
Accounts receivable are stated at the invoiced amount, net of an allowance for credit losses. The Company estimates expected credit losses on its receivables and maintains an allowance at a level considered adequate to provide for those losses based on its evaluation of current conditions as of the balance sheet date, changes in the character and size of the receivable balance, historical loss experience, and other pertinent factors. At September 30, 2026 and December 31, 2025, accounts receivable included amounts receivable from a single customer of $6.5 million and $0.5 million, respectively. At September 30, 2026 and December 31, 2025, there was no allowance for credit losses on customer receivables.
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
Inventory
As of September 30, 2026, we have not yet commercialized the KARNO Power Module. Unless such components are capitalizable, costs incurred for components acquired prior to our determination of reaching a commercial stage are expensed as R&D costs, resulting in zero cost basis for those components. As a result, certain components on hand have a zero cost basis, and inventory capitalized in future periods that incorporates these components will reflect carrying amounts, and related cost of revenue upon sale, that are lower than would result had those components been initially capitalized.
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
All inventory recorded on the balance sheet at September 30, 2026 is classified as work-in-process. Inventory is valued using the specific identification cost method and is stated at the lower of cost or net realizable value. We review our inventory to determine whether its carrying value exceeds the net amount we expect to realize upon the ultimate sale of the inventory.
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
U.S. Government Contracts
In September 2024, the Company was awarded a best effort cost-plus-fixed-fee contract of up to $16.0 million by the ONR to research the suitability of its KARNO Power Module for Navy ships and stationary power generation applications. Under the agreement, the Company will provide R&D services through February 2027, including delivery of up to seven KARNO Cores and testing of power module systems. The ONR contract represented a significant change in business strategy toward providing R&D activities in the ordinary course of business in addition to developing Power Modules for stationary and mobile applications. In September 2026, the ONR contract awarded in September 2024 was modified to increase the contract value to $21.6 million to fund the cost of completing the remaining deliverables, including an option of up to $2.5 million that the ONR may exercise in the future.
In July 2025, the Company was awarded a Phase II best effort cost-plus-fixed-fee contract of up to $1.5 million by the ONR to demonstrate the conceptual feasibility of the Phase I effort contract awarded in July 2024 for up to $0.2 million and to show development progress towards successful application. Under the Phase II agreement, including the exercised option and amendments, the Company will provide R&D services through July 2027, including design reviews, simulations, and reporting.

In July 2026, the Company was awarded a best effort cost-plus-fixed-fee contract of up to $41.7 million by the ONR. This contract provides for the design, development, construction, testing and delivery of 2-megawatt and 3-megawatt KARNO power generation systems at locations identified by ONR. The Company began performance on this contract in the third quarter of 2026, and expects to increase performance in the second and third quarters of 2027, continuing through mid-2029. During the three months ended September 30, 2026, deposits of $1.2 million previously made on equipment expected to be used in production were charged to cost of revenues, as the related equipment was instead procured as a direct cost reimbursable under the Company’s contracts with the ONR.
There is a single research and development services performance obligation in each of these contracts that is measured over time as the services are performed. The Company generally invoices monthly, which corresponds directly with the value to the customers of the performance completed to date based on the cost of labor and materials utilized, and recognizes revenue in the amount that it has a right to invoice. Payment is ordinarily due within 90 days of invoice submission. Cost of R&D services revenue includes labor, allocated fringe and overhead, inventory, and equipment.
All revenue during the three and nine months ended September 30, 2026 and 2025 was recognized over time. The portion of our revenues from significant customers is summarized as follows and is attributable to customers located in the U.S.:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	100%	75%	100%	76%
Customer B	—	25	—	24
	100%	100%	100%	100%
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

Note 4. Investments
The amortized cost, unrealized gains and losses, fair value and maturities of our held-to-maturity investments at September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate bonds and notes	$104,654	$87	$(616)	$104,125
	$104,654	$87	$(616)	$104,125

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$4,868	$1	$—	$4,869
U.S. government agency bonds	3,000	—	—	3,000
State and municipal bonds	1,000	—	—	1,000
Corporate bonds and notes	120,553	492	(17)	121,028
	$129,421	$493	$(17)	$129,897

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$37,914	$37,824	$69,427	$69,586
Due after one year through five years	66,740	66,301	59,994	60,311
	$104,654	$104,125	$129,421	$129,897
Note 5. Fair Value Measurements
The fair value measurements of our financial assets at September 30, 2026 and December 31, 2025 are summarized as follows:

	Fair Value Measurements at September 30, 2026
	Level I	Level II	Level III	Total
Cash and cash equivalents	$16,706	$—	$—	$16,706
Restricted cash	665	—	—	665
Held-to-maturity investments:
Corporate bonds and notes	—	104,125	—	104,125
	$17,371	$104,125	$—	$121,496

	Fair Value Measurements at December 31, 2025
	Level I	Level II	Level III	Total
Cash and cash equivalents	$22,938	$—	$—	$22,938
Restricted cash	665	—	—	665
Held-to-maturity investments:
Commercial paper	—	4,869	—	4,869
U.S. government agency bonds	—	3,000	—	3,000
State and municipal bonds	—	1,000	—	1,000
Corporate bonds and notes	—	121,028	—	121,028
	$23,603	$129,897	$—	$153,500
Note 6. Leases
In July 2026, the Company entered into an amendment to the lease of its Cedar Park, Texas headquarters facilities. The amendment extended the lease term for the Company’s approximately 125,000 square foot facility by 63 months, through July 2032, and provides for total base rent of $9.8 million over the extension period, inclusive of a three-month rent abatement, and a tenant improvement allowance of up to $0.6 million. The Company retains two options to further extend the lease term by five years each which are not included in the revised lease term as they are not reasonably certain to be exercised. The lease term for the subleased approximately 27,000 square foot facility was not extended and will expire in April 2027.
The Company accounted for the amendment as a modification of the existing lease rather than as a new lease. At the amendment date, the Company reassessed the lease and concluded it remains an operating lease, and remeasured the lease liability using the revised lease payments and an updated incremental borrowing rate. The remeasurement increased the operating lease right-of-use asset and operating lease liabilities by $6.2 million. The rent abatement and tenant improvement allowance are reflected in the remeasured lease liability and right-of-use asset, and the Company continues to recognize lease cost on a straight-line basis over the remaining lease term. The tenant improvement allowance, which had not yet been received as of September 30, 2026, allows for reimbursement of improvements made to the facility. The improvements are owned by the Company and are recorded in property and equipment as leasehold improvements, depreciated over the shorter of their useful lives or the remaining lease term.
In February 2025, the Company executed a sublease for a portion of its corporate office through April 2027. Sublease operating income which is included as reductions to R&D and selling, general and administrative expense in the condensed consolidated statements of operations for the three months ended September 30, 2026 and 2025 was $0.1 million and $0.1 million, respectively, and $0.3 million and $0.2 million, respectively, for the nine months ended September 30, 2026 and 2025.
Note 7. Property and Equipment, Net
Property and equipment, net at September 30, 2026 and December 31, 2025 is summarized as follows:

	September 30, 2026	December 31, 2025
Production machinery and equipment	$44,961	$46,905
Vehicles	379	379
Leasehold improvements	6,004	5,551
Office furniture and fixtures	300	287
Computers and related equipment	2,349	2,273
	53,993	55,395
Less: accumulated depreciation	(20,962)	(14,934)
Total property and equipment, net	$33,031	$40,461
During the three months ended September 30, 2026, the Company received credits against future purchases of $1.2 million from an equipment vendor for tariffs previously included in the purchase price of production machinery and equipment, which were recorded as a reduction of the cost of the related property and equipment.

During the three months ended September 30, 2026, the Company applied $1.2 million in deposits previously made toward purchase of property and equipment to equipment purchased for and reimbursed under contracts described in Note 3. These amounts are included as an “other” adjustment to reconcile net loss to net cash used in operating activities in the condensed consolidated statements of cash flows for the nine months ended September 30, 2026.
Note 8. Share-Based Compensation
During the nine months ended September 30, 2026 and 2025, the Company granted 4.1 million and 4.4 million restricted stock units, respectively, which will vest over a period of one to three years, inclusive of the units described below with underlying closing stock price thresholds. During the nine months ended September 30, 2026 and 2025, 1.4 million and 0.1 million restricted stock units, respectively, were forfeited. Share-based compensation expense for the three months ended September 30, 2026 and 2025 was $1.7 million and $1.4 million, respectively. Share-based compensation expense for the nine months ended September 30, 2026 and 2025 was $4.8 million and $4.1 million, respectively.
The Company granted 2.3 million restricted stock units in the nine months ended September 30, 2026 that are subject to vest between February 11, 2026 and December 31, 2028 contingent upon achieving underlying closing stock price thresholds. Through September 30, 2026, there was achievement of underlying closing stock price thresholds on 25% of these awards which will vest December 31, 2028. These awards were valued at $1.57 per unit using a Monte Carlo simulation including a blend of historical and implied share volatility of 105% and a risk-free rate of 3.48%.
Through September 30, 2026, there was achievement of underlying closing stock price thresholds on 20% of restricted stock units granted in 2025 which will vest between September 2027 and December 2027.
Note 9. Stockholders’ Equity
At-the-Market Offering Program
In August 2026, the Company entered into an at-the-market sales agreement with Needham & Company, LLC and Northland Securities, Inc., under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $100 million. The Company pays the applicable sales agent a commission of up to 3.0% of the gross proceeds from each sale. The Company is not obligated to sell any shares under the agreement. No shares were sold under the agreement during the three months ended September 30, 2026, and $100 million remained available as of that date.
Treasury Stock Retirement
In the third quarter of 2026, the Company retired 10,610,070 shares of common stock held in treasury. The excess of the cost of the treasury shares over their par value was charged to additional paid-in capital and the retirement had no effect on total stockholders’ equity or on the number of shares outstanding.
Note 10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities at September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026	December 31, 2025
Accrued professional services and other	$2,455	$1,342
Accrued compensation and related benefits	2,655	2,028
Other accrued liabilities	636	625
	$5,746	$3,995
Note 11. Commitments and Contingencies
Legal Proceedings
On August 28, 2026, two putative securities class action lawsuits captioned John Draftz v. Hyliion Holdings Corp., et al., Case No. 1:26-cv-02369 and Gustavo Olmeta v. Hyliion Holdings Corp., et al., Case No. 1:26-cv-02375, were filed in the United States District Court for the Western District of Texas against the Company, its Chief Executive Officer, and its Chief Financial Officer. The complaints, brought on behalf of a putative class of purchasers of the Company’s securities between May 12, 2026 and June 23, 2026, assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, alleging that the defendants made materially false or misleading statements or omissions concerning, among other things, a non-binding letter of intent with VFG Holdings, LLC, a data center counterparty. On September 11, 2026, the plaintiff in the Draftz action voluntarily dismissed the lawsuit without prejudice against all defendants. The Olmeta action remains pending and seeks unspecified compensatory damages, interest, and attorneys’ fees and costs. On October 27, 2026, three individuals filed separate motions each asking to be appointed as lead plaintiff and for their respective counsel to be appointed as lead counsel. The court has not yet appointed a lead plaintiff or lead counsel. Pursuant to a stipulation among the parties and court order, the defendants are not required to respond to the complaint until a time to be agreed following the court’s appointment of lead plaintiff and lead counsel. Additional lawsuits asserting similar allegations may be filed. The Company believes the claims are without merit and intends to defend against them vigorously.
On October 7, 2026, a shareholder derivative action captioned Jonathan Clark v. Thomas Healy, et al., Case No. 1:26-cv-02847, was filed in the United States District Court for the Western District of Texas purportedly on behalf of the Company against certain of its directors and officers, naming the Company as a nominal defendant. The complaint alleges, among other things, breaches of fiduciary duty, waste of corporate assets, unjust enrichment, and violations of Section 14(a) of the Securities Exchange Act of 1934. These claims arise principally from the same underlying events described in the securities class actions above, including allegedly misleading statements concerning the Company’s non-binding letter of intent with VFG Holdings, LLC and alleged deficiencies in oversight and internal controls. The complaint also alleges materially misleading statements and omissions in the Company’s 2026 proxy statement concerning risk oversight and internal controls. The plaintiff seeks unspecified damages on behalf of the Company, restitution and disgorgement from the individual defendants, corporate governance reforms and other equitable relief, and attorneys’ and expert fees and expenses. This action is also at an early stage and other lawsuits asserting similar allegations may be filed.
Economic Incentive Agreement
During the quarter ended March 31, 2024, in connection with our operations in Cedar Park, Texas, the Company entered into an agreement with the Cedar Park Economic Development Corporation (“EDC”) that superseded prior agreements, whereby the Company would receive cash grants up to $1.1 million from the EDC at various measurement dates during the term of the agreement contingent upon the Company fulfilling and maintaining certain occupancy, investment, and employment requirements. The requirements must be met on or before specific measurement dates and maintained throughout the term of the agreement, which expires effective December 31, 2029. The Company has received payments to date of $0.4 million which are refundable as applicable performance requirements were not met and are included within accrued expenses and other current liabilities at September 30, 2026. Under the agreement, the EDC has the right to file a security interest to all assets of the Company.
Other Legal Proceedings
In addition to the matters described above, the Company is periodically involved in other legal proceedings, legal actions and claims arising in the normal course of business, including proceedings relating to product liability, intellectual property, safety and health, employment and other matters. Based on currently available information, the Company does not believe that the outcome of such other legal proceedings, legal actions and claims will have a significant adverse effect on the Company’s financial position, results of operations or cash flows.
Note 12. Net Loss Per Share
The computation of basic and diluted net loss per share for the three and nine months ended September 30, 2026 and 2025 is summarized as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(11,064)	$(13,337)	$(36,729)	$(44,005)

Denominator:
Weighted average shares outstanding, basic and diluted	178,719,035	175,652,193	178,280,291	175,106,583

Net loss per share, basic and diluted	$(0.06)	$(0.08)	$(0.21)	$(0.25)

Potential common shares excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect for the three and nine months ended September 30, 2026 and 2025 are summarized as follows:

	Three and Nine Months Ended September 30,
	2026	2025
Unexercised stock options	168,788	180,475
Unvested restricted stock units	8,878,685	8,143,888
	9,047,473	8,324,363

Note 13. Related Party Transactions
In August 2026, the Company entered into a consulting agreement with Gustanski Technical Services LLC, an entity controlled by Mary Gustanski, a member of the Company’s Board of Directors. Under the agreement, the director provides technical and strategic advisory services relating to engineering, product commercialization, and the expansion of the Company’s manufacturing capabilities to support increased production. The agreement provides for fees of $25.0 thousand per month and reimbursement of reasonable expenses, has a twelve-month term, and may be terminated by either party upon thirty days’ notice. The fees are in addition to the compensation the director receives for service on the Board of Directors. The agreement was reviewed and approved by the Audit Committee in accordance with the Company’s related person transaction policy. The Company recognized an expense of $25.0 thousand under the agreement during the three months ended September 30, 2026, which is included in research and development and selling, general and administrative expenses in the condensed consolidated statements of operations.
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
Beyond the 200 kW variant, Hyliion is advancing the development of larger Multi-MW (2 MW+) KARNO systems, which integrate multiple 200 kW KARNO Core units operating in tandem in a compact containerized footprint. The Multi-MW KARNO systems will target key market segments such as data centers and industrial prime power applications. We are also developing a modular 800 kW system consisting of four KARNO Core units that is planned to be delivered to the U.S. Navy in early 2027 as part of our project with ONR. We believe that this modular and scalable approach enables seamless power expansion while maintaining high efficiency and reliability. By utilizing multiple 200 kW generating blocks, the system offers built-in redundancy and the flexibility for customers to customize capacity to match their power needs.
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
KARNO Power Module Development
Research and Development
Most of our current activities are focused on the R&D of our KARNO Power Module, including testing and validation to ensure that our products meet design specifications and customer requirements. These activities primarily take place at our facility in Cincinnati, Ohio and at our headquarters in Cedar Park, Texas. Our R&D is primarily focused on:
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
Development History and Progress
Since acquiring the KARNO technology from GE in September 2022, Hyliion has made significant investments in R&D to commercialize the 200 kW KARNO Power Module while simultaneously developing an 800 kW system for the U.S. Navy. This 800 kW platform is also intended to serve as the foundational building block for future multi megawatt KARNO systems targeting data centers and other large power applications.
Early development efforts focused on a KARNO Core that was designed for 125kW of power production, which was operated at our Ohio facility and served as a platform for extensive testing and technology advancement. Through this system, we validated the ability of the KARNO Core's fuel oxidation system to successfully operate on gaseous fuel. Testing also demonstrated very low levels of pollutant emissions. The 125 kW system enabled the development and validation of key components incorporated into the higher power 200 kW KARNO Power Module, including improved helium gas bearings for greater durability, a magnetic encoder for precise shaft position detection, optimized printed components to improve power, efficiency and manufacturing speed, and a larger Hyliion designed linear electric motor.
The 200 kW KARNO Power Module rating represents the electrical output delivered by the KARNO Core to the DC bus under standard-day conditions at sea level, consistent with industry practices for rating power generation equipment. This rating excludes power consumed by auxiliary components, such as fans and blowers, and actual net power output will vary based on customer configuration and environmental conditions, including ambient temperature and altitude. The use of standard-day conditions provides a consistent basis for comparing KARNO performance with alternative power generation technologies. Initial customer deployments are expected to operate below the 200 kW rating as we continue to implement component improvements intended to achieve the targeted power output which we expect to demonstrate by the end of 2026.
We have completed the design and sourcing of initial components for the balance of plant systems supporting the 200 kW KARNO Core, including the system enclosure, cooling, pressure control, fuel, battery, electrical, inlet air and exhaust systems. Development activities also include control software, safety systems, the human to machine interface and integration of these components into a complete generating system.
In 2025, key R&D activities included enhancements to the regenerator, a critical printed component that functions as a thermal capacitor by storing heat as helium cycles between hot and cold temperature regions within the system. Early testing identified opportunities to improve the regenerator’s heat storage and transfer capabilities, leading to a redesigned architecture that demonstrated improved performance in subsequent testing. Additional design enhancements improved thermal insulation of other system components to reduce heat losses. Further optimization of the regenerator and thermal insulation remains an important development objective as we work to increase power output and overall system efficiency.
Early Customer Deployments
In 2025, we delivered two early adopter KARNO Power Modules to the U.S. Navy, along with two additional units for internal testing and Underwriters Laboratories (“UL”) certification. The Navy units previously underwent testing at our Ohio facility under our R&D contract with the Office of Naval Research (“ONR”) and performed in line with expectations. We also completed development work enabling these Power Modules to operate on liquid diesel fuel, a key requirement for shipboard applications, and to seamlessly switch between liquid and gaseous fuels during operation.
In 2026, our development activities focused on testing and validating KARNO Power Module operation and software controls while producing additional units for early adopter customers. Testing of engineering development and customer units has been conducted at our Ohio facility, allowing engineers to closely monitor system performance and rapidly incorporate design enhancements intended to improve reliability.
During the second half of 2026, we discovered that a feature in a key printed component, known as the reactor, was susceptible to fatiguing due to thermal stresses experienced after extended run time at high power levels, resulting in a unit malfunction. This issue affects a more recent version of the reactor but has not been observed in earlier designs. We have since redesigned the reactor to address the issue and are printing updated parts that we believe will eliminate the issue. In the interim, we are continuing production of KARNO Cores for initial customer deployments using earlier reactor designs that have not exhibited this issue.
The need to retrofit affected units will delay completion of our early adopter customer deliveries beyond our previous 2026 target. We now expect to complete and deliver the approximately 10 early adopter units between late 2026 and early 2027. We continue to expect the first customer deployment unit to be moved to the customer’s site before the end of 2026. This unit and other early adopter units deployed in 2027 will then undergo further testing and validation while operating in their intended commercial environments. These deployments, together with our ongoing development efforts, are expected to validate critical design specifications, including projected operating life, maintenance requirements and durability.
Earlier in 2026, we successfully completed the nonrecurring portion of UL certification testing for the KARNO Power Module, a key milestone required before delivering units to customer sites. Testing included the linear electric motor, battery system and complete Power Module. Individual production units will continue to undergo final operational testing before receiving final UL certification until completion of facility level certification, which is expected in 2027.
Certain stated performance capabilities and product features may not be available at initial commercialization of the KARNO Power Module. Initial customer deployments will be configured to operate on a single fuel source, with future product iterations expected to support a broader range of gaseous fuels and ultimately more than 20 identified fuel types, including both gaseous and liquid fuels. We expect customers to specify their primary fuel requirements, with the option to configure future KARNO Power Modules to operate on additional fuels.
Recent Testing and Engineering Activities
Recent development accomplishments include the successful demonstration of uninterrupted operation of the reactor while switching among hydrogen, natural gas and diesel fuels. This validates the system's fuel agnostic architecture, which supports both gaseous and liquid fuels within a single integrated system rather than through separate hardware configurations. This reactor design will go through validation and then be integrated into the KARNO Core.
We also successfully demonstrated the coordinated operation of multiple Power Modules as a single generating system. During testing, two 200 kW units automatically shared changing electrical loads while maintaining stable power delivery. This capability is important for applications with variable electrical demand and supports development of a standardized 800 kW building block for future multi megawatt power plant configurations.
Development efforts also continue to focus on increasing generator power output and efficiency toward design specifications. These activities include further optimization of the regenerator to increase thermal storage capacity during operating cycles and improvements to thermal insulation to reduce heat losses. Finally, during the fourth quarter of 2026, we expect to begin extended durability testing of the complete KARNO Power Module using diesel as the primary fuel source.
Additive Manufacturing Improvements
Another major R&D objective in 2026 has been improving the throughput of our additive manufacturing fleet. Following the acquisition of approximately two dozen additive printers over the past two years, we have focused on increasing printer speed and throughput while optimizing the design of printed Power Module components for manufacturability and performance.
We have identified machine enhancements that we believe can increase print speeds by a factor of two to three, depending on the specific part and printer model. Based on these expected improvements, together with anticipated advances in next generation additive manufacturing systems expected to become available in the coming quarters, we currently expect to accelerate planned purchases of additional printers from 2028 into 2027. Additional testing and validation remain necessary before these improvements can be confirmed, but initial results have been encouraging.
Research and Development Services
We provide R&D services to third parties, including the ONR. In September 2024, Hyliion was awarded a cost-plus-fixed-fee contract of up to $16.0 million by the ONR to assess the suitability of the KARNO Power Module for Navy vessels and stationary power applications. In September 2026, the contract was modified to increase its value to $21.6 million to fund completion of the remaining deliverables, including an option of up to $2.5 million that the ONR may exercise in the future. The contract supports ONR’s objective of leveraging advanced technology to reduce its carbon footprint while enhancing operating capabilities.
In 2025, we delivered two KARNO Cores under this contract and an additional core in 2026, all of which we have been testing at our R&D facility in Cincinnati. In early 2027, we expect to deliver a four-core 800 kW KARNO Power Module system, which aligns with the Navy's schedule. The U.S. Navy has identified its USX-1 Defiant vessel as the platform for KARNO Core sea trials, supporting both ship propulsion and auxiliary power. We also plan to expand testing to include long duration operation, diesel fuel integration, simulation of ship motion and the ability of the system to operate in extreme temperature environments. Upon successful validation and demonstration, the KARNO Power Module could be used in future Navy platforms and for stationary power applications.
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
We expect to continue to provide R&D services under existing contracts and anticipate entering into additional R&D agreements in 2026 and 2027 with ONR and other government customers. These customers engage Hyliion to explore and validate KARNO technology for their specific applications and operating requirements. Areas of interest include the system’s low-emissions flameless oxidation system, high power output, compact configuration and ability to operate on multiple fuels. R&D services may also include testing under harsh environmental conditions, evaluating mobile applications and validating different power configurations to determine their suitability for customer requirements.
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
Cost of Revenue
Cost of revenue includes costs associated with R&D services revenue, such as direct costs, including labor, materials and equipment, and applicable overhead costs.
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

Results of Operations
Comparison of Three Months Ended September 30, 2026 to Three Months Ended September 30, 2025
Our results of operations for the three months ended September 30, 2026 (the “current quarter”) and 2025 on a consolidated basis are summarized as follows (in thousands, except share and per share data):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues
Research and development services	$7,452	$759	$6,693	881.8%
Total revenues	7,452	759	6,693	881.8%
Cost of revenues
Research and development services	6,900	806	6,094	756.1%
Total cost of revenues	6,900	806	6,094	756.1%
Gross profit (loss)	552	(47)	599	N/A
Operating expenses
Research and development	8,699	10,136	(1,437)	(14.2)%
Selling, general and administrative expenses	4,291	5,184	(893)	(17.2)%
Exit and termination (benefits) costs	—	(70)	70	(100.0)%
Total operating expenses	12,990	15,250	(2,260)	(14.8)%
Loss from operations	(12,438)	(15,297)	2,859	(18.7)%
Interest income	1,374	1,960	(586)	(29.9)%
Net loss	$(11,064)	$(13,337)	$2,273	(17.0)%

Net loss per share, basic and diluted	$(0.06)	$(0.08)	$0.02	(25.0)%

Weighted-average shares outstanding, basic and diluted	178,719,035	175,652,193	3,066,842	1.7%
Revenue and Cost of Revenues
Revenue for R&D services increased $6.7 million and associated cost of revenues increased $6.1 million due to the timing of performance of the R&D services. The remaining amount of revenue that we may recognize under these contracts was up to $45.5 million as of September 30, 2026. We may incur losses in the performance of these contracts.
In July 2026, we were awarded an additional contract of up to $41.7 million by the ONR on a best effort basis. We began performance on this contract in the third quarter of 2026, and expect to increase performance in the second and third quarters of 2027, and continuing through mid-2029. These contracts can be cancelled by the United States government at any time for, among other reasons, convenience.
Research and Development
R&D expenses decreased $1.4 million due to significant efforts toward performance of our contracts with the ONR.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses decreased $0.9 million due to significant efforts toward performance of our contracts with the ONR as more general and administrative expenses were charged to cost of revenues.
Exit and Termination (Benefits) Costs
Exit and termination benefits decreased by $0.1 million as a result of the adoption of the Plan and items discussed in Note 2, “Disposals” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, including recoveries from assets sold.
Interest Income
Interest income decreased $0.6 million primarily due to the decline in our investment balance.

Comparison of Nine Months Ended September 30, 2026 to Nine Months Ended September 30, 2025
The following table summarizes our results of operations on a consolidated basis for the nine months ended September 30, 2026 (the “current nine months”) and 2025 (in thousands, except share and per share data):

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Revenues
Research and development services	$15,228	$2,763	$12,465	451.1%
Total revenues	15,228	2,763	12,465	451.1%
Cost of revenues
Research and development services	14,100	2,667	11,433	428.7%
Total cost of revenues	14,100	2,667	11,433	428.7%
Gross profit	1,128	96	1,032	1,075.0%
Operating expenses
Research and development	25,864	32,503	(6,639)	(20.4)%
Selling, general and administrative expenses	16,899	17,228	(329)	(1.9)%
Exit and termination (benefits) costs	(672)	1,007	(1,679)	N/A
Total operating expenses	42,091	50,738	(8,647)	(17.0)%
Loss from operations	(40,963)	(50,642)	9,679	(19.1)%
Interest income	4,234	6,637	(2,403)	(36.2)%
Net loss	$(36,729)	$(44,005)	$7,276	(16.5)%

Net loss per share, basic and diluted	$(0.21)	$(0.25)	$0.04	(16.0)%

Weighted-average shares outstanding, basic and diluted	178,280,291	175,106,583	3,173,708	1.8%
Revenue and Cost of Revenues
Revenue for R&D services increased $12.5 million and associated cost of revenues increased $11.4 million due to the timing of performance of the R&D services. The remaining amount of revenue that we may recognize under these contracts was up to $45.5 million as of September 30, 2026. We may incur losses in the performance of these contracts.
In July 2026, we were awarded an additional contract of up to $41.7 million by the ONR on a best effort basis. We began performance on this contract in the third quarter of 2026, and expect to increase performance in the second and third quarters of 2027, and continuing through mid-2029. These contracts can be cancelled by the United States government at any time for, among other reasons, convenience.
Research and Development
R&D expenses decreased $6.6 million due to significant efforts toward performance of our contracts with the ONR, including the production of capitalized inventory that may either be utilized for future revenue generation under these contracts or for R&D activities.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses decreased $0.3 million due to significant efforts toward performance of our contracts with the ONR as more general and administrative expenses were charged to cost of revenues.
Exit and Termination (Benefits) Costs
Exit and termination costs decreased by $1.7 million as a result of the adoption of the Plan and items discussed in Note 2, “Disposals” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, including recoveries from assets sold.
Interest Income
Interest income decreased $2.4 million primarily due to the decline in our investment balance.

Liquidity and Capital Resources
At September 30, 2026, our total current assets were $67.3 million, consisting primarily of cash and cash equivalents of $16.7 million, short-term investments of $37.9 million, accounts receivable of $6.6 million and prepaid expenses of $5.3 million. Our total current liabilities were $8.6 million and were primarily comprised of accounts payable, accrued expenses and operating lease liabilities. We also had $66.7 million of investments in longer-term liquid securities which we maintain to generate higher income on capital that we do not expect to spend in the next 12 months.
We believe the credit quality and liquidity of our investment portfolio at September 30, 2026 is strong and will provide sufficient liquidity to satisfy operating requirements, working capital purposes and strategic initiatives. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply and demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity whereby no investment security may have a final maturity of more than 36 months from the date of acquisition or a weighted average maturity exceeding 18 months. Eligible investments under the Company’s investment policy bearing a minimum credit rating of A1, A-1, F1 or higher for short-term investments and A2, A, or higher for longer-term investments include money market funds, commercial paper, certificates of deposit and municipal securities. Additionally, all of our debt securities are classified as held-to-maturity as we have the intent and ability to hold these investment securities to maturity, which minimizes any realized losses that we would recognize prior to maturity. However, even with this approach we may incur investment losses as a result of unusual or unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.
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
Our existing R&D contracts with the ONR are expected to provide a significant source of revenue and cash inflows to support our ongoing development activities. To date, we have been awarded ONR cost-plus-fixed-fee contracts totaling $67.1 million, of which approximately $45.5 million remained available as of September 30, 2026. We also anticipate receiving additional R&D contract awards totaling approximately $8 million before the end of 2026.
In August 2026, we entered into an at-the-market sales agreement with Needham & Company, LLC and Northland Securities, Inc., under which we may sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $100 million. We are not obligated to sell any shares under the program, and any sales will depend on market conditions, our capital needs and other factors. Sales under the program, if any, would provide an additional source of liquidity to accelerate investments in assets needed for growth following commercialization, primarily additive printing machines and related assets. Sales of shares under the program, if any, may cause dilution to stockholders. For additional information, see “At-the-Market Offering Program” in Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Based on current projections of operating expenses, capital spending, working capital growth and historical share repurchases, we expect to have approximately $115 million to $120 million in cash, short-term and long-term investments remaining on our balance sheet at the end of 2026. This projection does not assume any sales of common stock under our at-the-market offering program, and we do not plan to proceed with the equipment financing arrangement described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026. We may evaluate equipment financing or other debt arrangements in the future.
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
The amount and timing of our future funding requirements will depend on many factors, including the scope and results of our R&D efforts, the breadth of product offerings we plan to commercialize, the growth of sales, working capital needs, and our long-term manufacturing plan for the KARNO Power Module, including the pace of investments in additive manufacturing assets and the methods of financing those investments, as well as factors that are outside of our control. We regularly evaluate our funding needs and sources of capital and may seek external funding in the appropriate circumstances. While we believe that we have sufficient capital to support the anticipated commercialization of the KARNO Power Module, we expect to seek additional capital in the future to accelerate investments in production capacity. Potential sources include sales under our at-the-market program, other financing arrangements, and direct investments by customers in production assets dedicated to producing KARNO Power Modules for their purchase. Any such financing may include equity or debt securities and may not be available on acceptable terms, or at all. With our current cash and investments, we believe we are well positioned to be deliberate and opportunistic in determining the timing and structure of any additional capital raise.
During the periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which were established for the purpose of facilitating off-balance sheet arrangements.
Cash Flows
Net cash, cash equivalents and restricted cash provided by or used in operating activities, investing activities and financing activities for the nine months ended September 30, 2026 and 2025 is summarized as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash from operating activities	$(30,278)	$(34,691)
Cash from investing activities	24,401	43,930
Cash from financing activities	(355)	(588)
	$(6,232)	$8,651
Cash from Operating Activities
For the nine months ended September 30, 2026, cash flows used in operating activities were $30.3 million. Cash used primarily related to a net loss of $36.7 million, adjusted for a $6.0 million change in working capital accounts and $12.4 million in non-cash expenses (including $4.8 million related to share-based compensation, $6.0 million related to depreciation and amortization, $1.2 million related to property and equipment deposits applied to cost of revenues, $1.0 million related to prepaid expenses and other current assets, and $1.8 million related to accounts payable, accrued expenses and other current liabilities, partially offset by $6.1 million related to accounts receivable and $0.7 million related to inventory).
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
Cash from Investing Activities
For the nine months ended September 30, 2026, cash flows provided by investing activities were $24.4 million. Cash provided related to the sale or maturity of investments of $74.5 million and the proceeds from sale of assets of $1.9 million, offset by the purchase of investments of $49.6 million and acquired property and equipment of $2.4 million. We further recorded a $1.2 million reduction of property and equipment as a result of non-cash vendor tariff credits received for use against future purchases.
For the nine months ended September 30, 2025, cash flows provided by investing activities were $43.9 million. Cash provided related to the sale or maturity of investments of $101.0 million and the proceeds from sale of assets of $1.2 million, offset by the purchase of investments of $36.3 million and acquired property and equipment of $22.0 million.
Cash from Financing Activities
For the nine months ended September 30, 2026, cash flows used in financing activities were $0.4 million primarily due to payments of deferred equity offering costs.
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

Inventory
As of September 30, 2026, we have not yet commercialized the KARNO Power Module. Unless such components are capitalizable, costs incurred for components acquired prior to our determination of reaching a commercial stage are expensed as R&D costs, resulting in zero cost basis for those components. As a result, certain components on hand have a zero cost basis, and inventory capitalized in future periods that incorporates these components will reflect carrying amounts, and related cost of revenue upon sale, that are lower than would result had those components been initially capitalized.
When inventory may be utilized in performance of our contracts with the ONR, we capitalize that inventory including certain allocations of overhead, labor, and other direct costs and classify it as work-in-process inventory. When this inventory is designated to and utilized in an activity, we record either an R&D or a cost of sale charge in the period in which the utilization occurs.
All inventory at September 30, 2026 is classified as work-in-process. Inventory is valued using the specific identification cost method and is stated at the lower of cost or net realizable value. We review our inventory to determine whether its carrying value exceeds the net amount we expect to realize upon the ultimate sale of the inventory.
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
The Company granted 2.3 million restricted stock units in the nine months ended September 30, 2026 that are subject to vest between February 11, 2026 and December 31, 2028 contingent upon achieving underlying closing stock price thresholds. Through September 30, 2026, there was achievement of underlying closing stock price thresholds on 25% of these awards which will vest December 31, 2028. These awards were valued at $1.57 per unit using a Monte Carlo simulation including a blend of historical and implied share volatility of 105% and a risk-free rate of 3.48%.
Through September 30, 2026, there was achievement of underlying closing stock price thresholds on 20% of restricted stock units granted in 2025 which will vest between September 2027 and December 2027.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined in Rule 12b-2 under the Exchange Act. As a result, pursuant to Item 305(e) of Regulation S-K, we are not required to provide the information required by this Item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our Principal Executive Officer and Principal Financial Officer) of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our Principal Executive Officer and Principal Financial Officer have concluded that, at September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under “Legal Proceedings” in Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference. From time to time, we may be involved in other legal proceedings arising in the ordinary course of business; based on currently available information, we do not believe any such other proceedings, individually or in the aggregate, will have a significant adverse effect on the Company’s financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our 2025 Annual Report. Except as set forth below, there have been no material changes to our Risk Factors as therein previously reported.
We are, and may in the future become, subject to legal proceedings, government investigations and other claims, and unfavorable outcomes could adversely affect our business, results of operations, financial condition and stock price.
From time to time, we are subject to claims, lawsuits, demands, and other legal proceedings, and additional matters may arise in the future. For example, as described in Note 11, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, a putative securities class action lawsuit is pending against us and certain of our officers, a shareholder derivative action has been filed purportedly on our behalf against certain of our directors and officers, and we have received a shareholder demand to inspect certain of our books and records. These matters are at an early stage, and additional lawsuits or demands asserting similar allegations may be filed or made.
We may also become subject to other claims, including, without limitation, claims relating to intellectual property, product liability, commercial disputes and our contracts with the U.S. government. Regardless of any legal proceedings’ merit, defending against litigation or taking other actions in response can be expensive, time-consuming and disruptive to our operations, and can divert the attention of our management. The outcome of these matters is inherently uncertain, and settlements may not be available on acceptable terms. An adverse outcome could require us to change our business practices, and harm our reputation and our relationships with customers, including the U.S. government, and other business partners. Pending or future litigation, and any related publicity, may also adversely affect the market price of our common stock and our ability to raise additional capital on acceptable terms.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
The following table provides information regarding repurchases of our Common Stock during the quarter ended September 30, 2026:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 - 31, 2026	—	$—	—	$6,144,349
August 1 - 31, 2026	—	$—	—	$6,144,349
September 1 - 30, 2026	—	$—	—	$6,144,349
Total	—		—
(1) Share repurchases are conducted under our share repurchase program announced in December 2023, which has no expiration date, authorizing the repurchase of up to $20 million in shares. A total of 10,610,070 shares were purchased and retired under this program, which has been paused.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, none of our officers or directors (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
ITEM 6. EXHIBITS

Exhibit Number	Description
1.1
Sales Agreement, dated August 11, 2026, by and among Needham & Company, LLC, Northland Securities, Inc. and Hyliion Holdings Corp. (incorporated by reference to Exhibit 1.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38823) filed with the SEC on August 11, 2026).

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

10.1
Sixth Amendment to Industrial Lease, dated July 31, 2026, by and between GSNTR ATX 1200 BMC Drive Owner LP, GSNTR ATX 1202 BMC Drive Owner LP, and Hyliion Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38823) filed with the SEC on August 11, 2026).

10.2*†	Consulting Agreement, dated August 30, 2026, by and between Hyliion Inc. and Gustanski Technical Services LLC.
10.3†
Hyliion Nonqualified Deferred Compensation Plan and Adoption Agreement, effective September 28, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38823) filed with the SEC on October 2, 2026).

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
*    Filed herewith.
**    Furnished herewith.
†     Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2026	HYLIION HOLDINGS CORP.

/s/ Thomas Healy
	Name:	Thomas Healy
	Title:	Chief Executive Officer (Principal Executive Officer)

/s/ Jon Panzer
	Name:	Jon Panzer
	Title:	Chief Financial Officer (Principal Financial Officer)